Form 10-Q
period 1995-11-30
SUMMA INDUSTRIES INC
filed 1995-12-22
CIK 62262

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q



(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended
                               NOVEMBER 30, 1995

[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ______________________ to _________________________.

Commission file number                     1-7755
                      ----------------------------------------------------------

                                SUMMA INDUSTRIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               CALIFORNIA                               95-1240978
--------------------------------------   ---------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
     incorporation or organization)


1600 WEST COMMONWEALTH AVE, FULLERTON, CA                 92633
-----------------------------------------  -------------------------------
(Address of principal executive offices)               (Zip Code)


                                  714 738 5000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for, such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   -----

The number of shares of common stock outstanding as of November 30, 1995 was 1,541,929.

                                SUMMA INDUSTRIES


                                     INDEX

PART  I -  FINANCIAL INFORMATION                                             Page
Item  1.   Financial Statements:
           Condensed Consolidated Balance Sheets -
           November 30, 1995 (unaudited) and August 31, 1995................. 3

           Condensed Consolidated Statements of Income (unaudited) -
           three months ended November 30, 1995 and 1994..................... 4

           Condensed Consolidated Statements of Cash Flows (unaudited) -
           three months ended November 30, 1995 and 1994..................... 5

           Notes to Condensed Consolidated
           Financial Statements (unaudited).................................  6

Item  2.   Management's Discussion and Analysis
           of Financial Condition and Results of Operations.................. 6

PART  II - OTHER INFORMATION................................................. 7

Signature Page............................................................... 8

PART I - FINANCIAL INFORMATION

                               SUMMA INDUSTRIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Note 1)

                                                                    November 30,     August 31,
                                                                       1995            1995
                                                                    (unaudited)
                                                                   ------------     -----------
ASSETS
Current assets:
  Cash                                                             $     42,000     $   182,000
  Accounts receivable                                                 2,471,000       2,382,000
  Inventories                                                         3,906,000       4,057,000
  Prepaid expenses and other                                            759,000         739,000
                                                                   ------------     -----------
    Total current assets                                              7,178,000       7,360,000
                                                                   ------------     -----------
Property, plant and equipment                                         7,402,000       7,132,000
  Less accumulated depreciation                                       3,302,000       3,140,000
                                                                   ------------     -----------
    Net property, plant and equipment                                 4,100,000       3,992,000
                                                                   ------------     -----------
Goodwill and other intangibles, net                                   1,302,000       1,307,000
                                                                   ------------     -----------
                                                                    $12,580,000     $12,659,000
                                                                   ============     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving line of credit                                          $   799,000     $   938,000
  Accounts payable                                                    1,024,000       1,189,000
  Accrued liabilities                                                 1,503,000       1,383,000
  Current maturities of long-term debt                                  100,000              -
                                                                   ------------     -----------
    Total current liabilities                                         3,426,000       3,510,000
Long-term debt, deferred credits and other long term liabilities      1,133,000       1,219,000
                                                                   ------------     -----------
    Total liabilities                                                 4,559,000       4,729,000
                                                                   ------------     -----------
Shareholders' equity:
  Common stock, par value $.001; 10,000,000 shares authorized,
  1,541,929 and 1,541,930 shares issued and outstanding at
  November 30, 1995 and August 31, 1995, respectively.
                                                                     6,011,000       6,011,000
  Retained earnings                                                  2,010,000       1,919,000
                                                                  ------------     -----------
    Total shareholders' equity                                       8,021,000       7,930,000
                                                                  ------------     -----------
                                                                   $12,580,000     $12,659,000
                                                                  ============     ===========
                                   See accompanying notes.

                               SUMMA INDUSTRIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                       Three months ended
                                             --------------------------------------
                                             November 30, 1995    November 30, 1994
                                             -----------------    -----------------
Net sales                                        $4,907,000          $3,978,000
Cost of sales                                     3,146,000           2,270,000
                                             -----------------    -----------------
Gross profit                                      1,761,000           1,708,000
Selling, general and administrative and
 other expenses                                   1,576,000           1,376,000
                                             -----------------    -----------------
Income from operations                              185,000             332,000
Interest expense                                     34,000              13,000
                                             -----------------    -----------------
Income before provision for taxes                   151,000             319,000
Provision for income taxes                           60,000             167,000
                                             -----------------    -----------------
Net income                                       $   91,000          $  152,000
                                             =================    =================
Net income per common and equivalent share       $      .06          $      .10
                                             =================    =================
Weighted average shares outstanding               1,557,000           1,538,000
                                             =================    =================
                           See accompanying notes.

                               SUMMA INDUSTRIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                  Three months ended
                                                        --------------------------------------
                                                        November 30, 1995    November 30, 1994
                                                        -----------------    -----------------
Operating activities:
Net income                                                   $  91,000            $ 152,000
                                                        -----------------    -----------------
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                              187,000              180,000
    Provision for doubtful accounts receivable                   3,000                   -
    Provision for inventory reserves                            58,000               22,000
    Gain on disposition of property,  plant and equipment       (3,000)             (13,000)
    Net change in assets and liabilities
       Accounts receivable                                     (92,000)              41,000
       Inventories                                              93,000             (568,000)
       Prepaid expenses and other                              (37,000)             (13,000)
       Accounts payable                                       (165,000)             396,000
       Accrued liabilities                                     134,000              242,000
                                                        -----------------    -----------------
Total adjustments                                              178,000              287,000
                                                        -----------------    -----------------
  Net cash provided by operating activities                    269,000              439,000
                                                        -----------------    -----------------
Investing activities:
  Property, plant & equipment                                 (270,000)            (193,000)
                                                        -----------------    -----------------
    Net cash (used) by investing activities                   (270,000)            (193,000)
                                                        -----------------    -----------------
Financing activities:
  Net payments on line of credit                              (139,000)                  -
  Payment on long term contract payable                             -                (2,000)
  Principal payments under capitalized lease                        -                (2,000)
  Exercise of stock options                                         -                33,000
                                                        -----------------    -----------------
    Net cash provided (used) by financing activities          (139,000)              29,000
                                                        -----------------    -----------------
Net increase (decrease) in cash                               (140,000)             275,000
Cash at beginning of period                                    182,000              234,000
                                                        -----------------    -----------------
Cash at end of period                                        $  42,000            $ 509,000
                                                        =================    =================
Supplemental cash flow information:
  Cash paid during the period for:
    Interest payments                                           34,000               13,000
                                                        =================    =================
    Income tax payments                                         51,000               45,000
                                                        =================    =================
                                 See accompanying notes.

                               SUMMA INDUSTRIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of presentation

    The accompanying consolidated financial statements, some of which are unaudited, have been condensed in certain respects and should, therefor, be read in conjunction with the audited financial statements and notes related thereto contained in the Company's annual report to shareholders for the year ended August 31, 1995. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation for the interim period. The results of operations for the three months ended November 30, 1995 are not necessarily indicative of the results to be expected for the full year ending August 31, 1996.

2.  Inventories

    Inventories at November 30, 1995 and August 31, 1995 were as follows:

                             November 30, 1995
                                (unaudited)       August 31, 1995
                             -----------------    ---------------
      Finished goods            $1,066,000           $1,169,000
      Work in process              575,000              565,000
      Material and parts         2,265,000            2,323,000
                             -----------------    ---------------
                                 3,906,000            4,057,000
                             =================    ===============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------

During the first quarter of fiscal year 1996, ended November 30, 1995, working capital decreased by $98,000, or 3% to $3,752,000. The decrease in current assets of $182,000 primarily reflects inventory management efforts in the industrial process equipment business and intentionally reduced cash balances partially offset by growth in accounts receivable related to increased sales. The decrease in current liabilities of $84,000 primarily comprises decreases in accounts payable and the balance due on the revolving line of credit partially offset by miscellaneous accruals and the reclassification of $100,000 to current maturities from long term debt.

Cash provided by operations is the Company's principal source of liquidity. Additionally, the Company has an agreement with a bank for a $2,000,000 revolving line of credit of which $799,000 was in use at November 30, 1995. The line of credit is secured by all the assets of the Company. The Company believes that cash flows from operations and the available line of credit will be sufficient to fund working capital and planned capital expenditure requirements for the next twelve months.

The Company has a strategy of growth by acquisition. Although there are no plans to make a specific acquisition, in the event such a plan were adopted, an alternate source of funds to accomplish the acquisition would have to be developed.

The Company has 10,000,000 shares of common stock authorized, of which 1,541,929 shares are outstanding, and 5,000,000 shares of "blank check" preferred stock authorized of which none is outstanding. Although there are no plans to do so, the Company could issue additional shares of common preferred stock to raise additional funds.

Results of Operations
---------------------

The following table sets forth certain Statement of Income Information as a percent of sales for the fiscal quarter ended November 30.

                               1995     1994
                               -----    -----
Sales                          100.0%   100.0%
Gross profit                    35.9%    42.9%
S,G & A and other expense       32.1%    34.6%
Income before taxes              3.1%     8.0%
Net profit                       1.9%     3.8%
                               =====    =====
Effective tax rate              39.7%    52.4%

Although first quarter fiscal 1996 sales increased 23% over the first quarter of fiscal 1995, net income decreased. The principle reason for the decrease was the deterioration of gross margin from 42.9% in the first quarter of fiscal 1995 to 35.9% in the first quarter of fiscal 1996 due to losses on several large contracts at Morehouse-COWLES, Inc., the Company's process equipment subsidiary. In response, several initiatives, including a stringent pre-proposal review system announced in October 1995, and a recent 15% reduction in force, were positively affecting operations at Morehouse by the end of the first quarter. The results for the quarter ended November 30, 1995 are not necessarily indicative of performance to be expected for the entire year. The decline in gross margin as a percent of sales was mitigated by a decline in S,G&A and other expenses as a percent of sales from 34.6% to 32.1% in the respective quarters.

Sales and operating profit were up 38% and 55% respectively at KVP Systems, Inc., the Company's material handling components subsidiary, for the first quarter of fiscal 1996 versus the first quarter of fiscal 1995. The performance of KVP will be more fully reflected in the future consolidated results of SUMMA INDUSTRIES as the benefits of the Morehouse-COWLES initiatives are realized.

The Company's backlog at November 30, 1995, believed to be firm, was $5,280,000, 4% higher than a year earlier.

The effective income tax rate, comprised of a composite of Federal and State taxes, decreased from 52.4% to 39.7% in fiscal 1996, due to decreases in non-deductible contingent performance provisions related to the defense business.

PART II - OTHER INFORMATION

Item 1.  Legal proceedings
--------------------------

At November 30, 1995, the Company was a party to four lawsuits which are described in the report on Form 10K for the year ended August 31, 1995.

Item 2.  Change in Securities
-----------------------------

None

Item 3.  Default upon Senior Securities
---------------------------------------

None

Item 4.  Submission of matters to a vote of security holders
------------------------------------------------------------

Subsequent to the end of the first fiscal quarter at the Company's annual shareholder meeting on December 14, 1995, the following directors were nominated for reelection and were reelected to serve for a term of two years:

                               Dale Morehouse
                               William Zimmerman
                               David McConaughy
                               Byron Roth

The 1995 Stock Option Plan was approved.

Item 5.  Other Information
--------------------------

None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)  Exhibits.  None.
              --------

         (b)  Current Reports on Form 8-K.  None.
              ---------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December 20, 1995.


                      SUMMA INDUSTRIES

                      /s/ James R. Swartwout
                      ----------------------
                      James R. Swartwout, President and Chief Financial Officer

                      /s/ Paul A. Walbrun
                      -------------------
                      Paul A. Walbrun, Vice President, Controller and Secretary