Form 10-Q
period 1996-02-29
SUMMA INDUSTRIES INC
filed 1996-04-08
CIK 62262

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q



(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

                               FEBRUARY 29, 1996

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________

Commission file number       1-7755
                       ------------------------------------

                                SUMMA INDUSTRIES
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                   95-1240978
- ------------------------------------      --------------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                Identification Number)


1600 WEST COMMONWEALTH AVE, FULLERTON, CA                 92633
- ------------------------------------------    -------------------------------
(Address of principal executive offices)                 (Zip Code)

                                714 738 5000
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for, such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---

The number of shares of common stock outstanding as of February 29, 1996 was 1,541,929.

                                SUMMA INDUSTRIES


                                     INDEX

                                                                                   Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

     Condensed Consolidated Balance Sheets -
     February 29, 1996 (unaudited) and August 31, 1995..........................    3

     Condensed Consolidated Statements of Income (unaudited) -
     three months and six months ended February 29, 1996 and February 28, 1995..    4

     Condensed Consolidated Statements of Cash Flows (unaudited) -
     six months ended February 29, 1996 and February 28, 1995...................    5

     Notes to Condensed Consolidated Financial Statements (unaudited)...........    6

   Item 2.  Management's Discussion and Analysis
     of Financial Condition and Results of Operations...........................  7,8

   PART II - OTHER INFORMATION..................................................  8,9

     Signature Page.............................................................   10

PART I - FINANCIAL INFORMATION

                                         SUMMA INDUSTRIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        February 29,    August 31,
                                                                            1996           1995
                                                                         (unaudited)
                                                                        ------------    ------------
ASSETS
Current assets:
      Cash                                                               $    74,000    $   182,000
      Accounts receivable                                                  1,484,000      1,396,000
      Inventories                                                          1,938,000      1,685,000
      Prepaid expenses and other                                             542,000        640,000
                                                                         -----------    -----------
          Total current assets                                             4,038,000      3,903,000
Property, plant and equipment                                              5,597,000      5,158,000
      Less accumulated depreciation                                        1,797,000      1,554,000
                                                                         -----------    -----------
          Net property, plant and equipment                                3,800,000      3,604,000
Net assets of discontinued operations                                      2,396,000      2,712,000
Goodwill and other intangibles, net                                          986,000      1,010,000
                                                                         -----------    -----------
                                                                         $11,220,000    $11,229,000
                                                                         ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Revolving line of credit                                           $   622,000    $   938,000
      Accounts payable                                                       660,000        486,000
      Accrued liabilities                                                    658,000        656,000
      Current maturities of long-term debt                                   100,000            ---
                                                                         -----------    -----------
          Total current liabilities                                        2,040,000      2,080,000
Long-term debt, deferred credits and other long term liabilities           1,137,000      1,219,000
                                                                         -----------    -----------
          Total liabilities                                                3,177,000      3,299,000
                                                                         -----------    -----------
Shareholders' equity:
     Common stock, par value $.001; 10,000,000 shares authorized,
      1,541,929 and 1,541,930 shares issued and outstanding at
      February 29, 1996 and  August 31, 1995, respectively.
                                                                           6,011,000      6,011,000
      Retained earnings                                                    2,032,000      1,919,000
                                                                         -----------    -----------
          Total shareholders' equity                                       8,043,000      7,930,000
                                                                         -----------    -----------
                                                                         $11,220,000    $11,229,000
                                                                         ===========    ===========

                            See accompanying notes.

                                SUMMA INDUSTRIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                   Three months ended                  Six months ended
                                              ----------------------------    --------------------------------
                                              February 29,    February 28,    February 29,      February 28,
                                                  1996            1995            1996              1995
                                              ------------    ------------    ------------    ----------------
Net sales                                       $2,928,000      $2,503,000      $5,767,000          $4,879,000
Cost of sales                                    1,589,000       1,394,000       3,149,000           2,702,000
                                                ----------      ----------      ----------          ----------
Gross profit                                     1,339,000       1,109,000       2,618,000           2,177,000
Selling, general and administrative
    and other expenses                           1,045,000         843,000       2,030,000           1,668,000
                                                ----------      ----------      ----------          ----------
Income from continuing operations
    before provision for taxes                     294,000         266,000         588,000             509,000
Provision for income taxes                         137,000         118,000         254,000             246,000
                                                ----------      ----------      ----------          ----------
Income from continuing operations                  157,000         148,000         334,000             263,000
Loss from discontinued operations,
    net of the effect of income tax               (135,000)        (49,000)       (221,000)            (12,000)
                                                ----------      ----------      ----------          ----------
Net Income                                      $   22,000      $   99,000      $  113,000          $  251,000
                                                ==========      ==========      ==========          ==========
Income per common and equivalent
   share:
     Income from continuing operations          $      .10      $      .10      $      .21          $      .16
     Loss from discontinued operations,
         net of the effect of income tax              (.09)           (.04)           (.14)                .00
                                                ----------      ----------      ----------          ----------
Net Income per common and
    equivalent share                            $      .01      $      .06      $      .07          $      .16
                                                ==========      ==========      ==========          ==========
Weighted average shares outstanding              1,576,000       1,557,000       1,567,000           1,548,000
                                                ==========      ==========      ==========          ==========

                            See accompanying notes.

                               SUMMA INDUSTRIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                            Six months ended
                                                                 --------------------------------------
                                                                 February 29, 1996    February 28, 1995
                                                                 -----------------    -----------------
Operating activities:
Net income                                                               $ 113,000          $   251,000
                                                                         ---------          -----------
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
    Depreciation and amortization                                          389,000              349,000
    Provision for doubtful accounts receivable                              14,000                1,000
    Provision for inventory reserves                                       105,000               43,000
    Gain on disposition of property, plant and equipment                   (37,000)             (13,000)
    Net change in assets and liabilities
       Accounts receivable                                                 289,000             (460,000)
       Inventories                                                          21,000           (1,162,000)
       Prepaid expenses and other                                           86,000                1,000
       Accounts payable                                                   (173,000)             871,000
       Accrued liabilities                                                (162,000)              32,000
                                                                         ---------          -----------
Total adjustments                                                          532,000             (338,000)
                                                                         ---------          -----------
          Net cash provided (used) by operating activities:                645,000              (87,000)
                                                                         ---------          -----------
Investing activities:
    Property, plant & equipment                                           (499,000)            (389,000)
    Other assets                                                               ---              (12,000)
    Proceeds from sale of equipment                                         62,000               20,000
                                                                         ---------          -----------
          Net cash (used) by investing activities                         (437,000)            (381,000)
                                                                         ---------          -----------
Financing activities:
   Proceeds (payments) on line of credit                                  (316,000)             420,000
   Payment on long term contract payable                                       ---               (2,000)
   Principal payments under capitalized lease                                  ---               (4,000)
   Exercise of stock options                                                   ---               33,000
   Issuance of common stock                                                    ---               24,000
                                                                         ---------          -----------
         Net cash provided (used) by financing activities                 (316,000)             471,000
                                                                         ---------          -----------
Net increase (decrease) in cash                                           (108,000)               3,000
Cash at beginning of period                                                182,000              234,000
                                                                         ---------          -----------
Cash at end of period                                                    $  74,000          $   237,000
                                                                         =========          ===========
Supplemental cash flow information:
   Cash paid during the period for:
        Interest payments                                                   62,000               28,000
                                                                         =========          ===========
        Income tax payments                                                119,000              423,000
                                                                         =========          ===========

                            See accompanying notes.

                                SUMMA INDUSTRIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of presentation

     The accompanying consolidated financial statements, some of which are unaudited, have been condensed in certain respects and should, therefor, be read in conjunction with the financial statements and notes related thereto contained in the Company's annual report to shareholders for the year ended August 31, 1995. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation for the interim period. (See Note 3. below.) The results of operations for the three months and six months ended February 29, 1996 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories

     Inventories of continuing operations at February 29, 1996 and August 31, 1995 were as follows:

                                  February 29, 1996    August 31, 1995
                                     (unaudited)
                                  -----------------    ---------------
        Finished goods                   $  502,000         $  538,000
        Work in process                     144,000             71,000
        Material and parts                1,292,000          1,076,000
                                         ----------         ----------
                                         $1,938,000         $1,685,000
                                         ==========         ==========

3.   Discontinued Operations

     The Company has announced its planned divestiture of its industrial process equipment subsidiary, Morehouse-COWLES, Inc. (See Part II, Other Information.) Accordingly, this business unit is being accounted for as a discontinued operation and results of its operations are segregated in the accompanying consolidated statements of income. The assets and liabilities of discontinued operations have been classified in the consolidated balance sheets as, "Net assets of discontinued operations." Discontinued operations have not been segregated in the consolidated statements of cash flow.

The components of net assets of discontinued operations included in the consolidated balance sheets at August 31, 1995 and February 29, 1996 are as follows:

                                                       February 29, 1996   August 31, 1995
                                                       -----------------   ---------------
ASSETS
Accounts receivable, net                                      $  595,000        $  986,000
Inventory                                                      1,993,000         2,372,000
Prepaid expenses                                                  96,000            99,000
Property, plant and equipment, net                               333,000           388,000
Goodwill and intangibles, net                                    280,000           297,000
                                                              ----------        ----------
Total assets                                                   3,297,000         4,142,000
LIABILITIES
Accounts payable                                                 356,000           703,000
Accrued liabilities                                              545,000           727,000
                                                              ----------        ----------
Total liabilities                                                901,000         1,430,000
                                                              ----------        ----------
Net assets of discontinued operations                         $2,396,000        $2,712,000
                                                              ==========        ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Net cash provided by operating activities for the six month period ended February 29, 1996 was $645,000. In the comparable prior year period, $87,000 was used by operating activities. The improved cash flows are primarily attributable to lower growth in inventories related to improved turnover and lower required tax payments.

The investment in property, plant and equipment relates primarily to the acquisition of molds for new products in the material handling components business. The Company expects to continue to invest heavily in tooling for new products.

In January 1996, the Company's revolving line of credit facility of $2,000,000 was extended to January 1, 1997. The line of credit is secured by all the assets of the Company. The outstanding balance bears interest at a per annum rate one-quarter percentage point above the bank's prime rate. The amount outstanding under the Company's line of credit at February 29, 1996 was $622,000, a reduction of $316,000 from the August 31, 1995 amount due. The Company believes that cash flows from operations and the available line of credit will be sufficient to fund working capital and planned capital expenditure requirements for the next twelve months.

The effect on liquidity of the planned divestiture of Morehouse-COWLES, Inc. is not known, but the Company expects that liquidity will be improved.

The Company has a strategy of growth by acquisition. Although there are no plans to make a specific acquisition, in the event such a plan were adopted, an alternate source of funds to accomplish the acquisition would have to be developed. The Company has 10,000,000 shares of common stock authorized, of which 1,541,929 shares are outstanding, and 5,000,000 shares of "blank check" preferred stock authorized of which none is outstanding. Although there are no plans to do so, the Company could issue additional shares of common or preferred stock to raise funds.

Results of Operations
- ---------------------

The following table sets forth certain Statements of Income information as a percent of sales for the quarter and six months ended February 29, 1996 and February 28, 1995.

                                                                          Three  months ended                 Six months ended
                                                                       ----------------------------     ----------------------------
                                                                       February 29,    February 28,     February 29,    February 28,
                                                                           1996            1995            1996             1995
                                                                       ------------    ------------     ------------    ------------
Sales                                                                     100.0%          100.0%          100.0%           100.0%
Gross profit                                                               45.7%           44.3%           45.4%            44.6%
S,G & A and other expense                                                  35.7%           33.7%           35.2%            34.2%
Income from continuing operations
   before provision for taxes                                              10.0%           10.6%           10.2%            10.4%
Income from continuing operations                                           5.4%            5.9%            5.8%             5.4%
                                                                          =====           =====           =====            =====
Effective tax rate                                                         46.6%           44.4%           43.2%            48.3%


Sales for the second quarter, ended February 29, 1996, increased $425,000, or 17% compared to the same period in the prior year, as a result of growth in the sales of each of the continuing businesses. Consolidated gross profit increased $230,000, or 21% primarily related to sales growth. Gross profit as a percentage of sales increased from 44% to 46% primarily due to the leveraging benefit of higher volume. Operating expenses increased $202,000, or 24% from the comparable prior year period, primarily due to expansion of sales and marketing activities in the material handling components business. Income from continuing operations for the quarter was $157,000 compared to $148,000 for the same period last year.

Sales of the continuing businesses for the six months ended February 29, 1996, increased $888,000, or 18% from the comparable prior year period, primarily due to increased sales in the material handling components business. Consolidated gross profits increased $441,000, or 20%, primarily related to the sales increase in the material handling components business. Operating expenses increased $362,000, or 22% from the comparable period last year and as a percentage of sales increased from 34% to 35% primarily because of expanded sales and marketing activities in the material handling components business. Income from continuing operations for the six month period was $334,000 compared to $263,000, for the same period last year, a 27% increase.

The Company's backlog of the continuing businesses at February 29, 1996, believed to be firm, was $2,949,000, 9% higher than a year earlier. The amount of backlog cannot necessarily be used as an indicator of future sales volume.

Sales and operating results of the discontinued business unit for the periods were as follows: ($000's omitted)

                                                                   Three  months ended                   Six months ended
                                                                -----------------------------        ----------------------------
                                                                February 29,     February 28,        February 29,    February 28,
                                                                   1996              1995               1996            1995
                                                                ------------     ------------        ------------    ------------
Sales                                                             $1,921            $2,026             $3,989          $3,628
Loss from operations before income
    taxes                                                           (226)              (93)              (369)            (17)
Income tax benefit                                                   (91)              (44)              (148)             (5)
                                                                  ------            ------             ------          ------
Net loss from discontinued operations                               (135)              (49)              (221)            (12)

The Company has accrued certain expenses directly associated with the divestiture of the business unit. It is not anticipated that the Company will incur further losses from the operation of the business unit held for sale or from the sale itself, although there is currently no firm sale agreement and the timing and terms of a potential transaction are uncertain.

PART II - OTHER INFORMATION

Item 1.  Legal proceedings
- --------------------------

At February 29, 1996, the Company was a party to four civil lawsuits which are described in the report on Form 10K for the year ended August 31, 1995.

Item 2.  Change in Securities
- -----------------------------

None.

Item 3.  Default upon Senior Securities
- ---------------------------------------

None.

Item 4.  Submission of matters to a vote of security holders
- ------------------------------------------------------------

As reported on Form 10Q for the period ended November 30, 1995, at the Company's annual meeting of shareholders on December 14, 1995, the Company's 1995 Stock Option Plan was approved and the four director nominees were re-elected.

Item 5.  Other Information
- --------------------------

On January 30, 1996, the Company announced it had signed a letter of intent to sell its subsidiary, Morehouse-COWLES, Inc., a manufacturer of process equipment, to a privately held company. Subsequently, the negotiations with that company were terminated, and SUMMA INDUSTRIES is seeking other potential acquirors.

In the last two years, SUMMA invested significantly in Morehouse, resulting in substantially increased sales but lagging profits. Although the operational issues adversely impacting profits at Morehouse-COWLES are being aggressively addressed and the long term prospects for that business are good, projected return on investment is below that of SUMMA's other businesses, leading to the decision to divest Morehouse and re-deploy the invested capital.

Pro-forma earnings of the Company, restated for the last three fiscal years to reflect the planned divestiture, are:

                                                                                   Fiscal Years Ended August 31
                                                                             ($000 omitted, except per share amounts)
                                                                             -----------------------------------------
                                                                                 1995            1994          1993
                                                                             ------------   -------------   ----------
Sales                                                                             $10,247         $10,279       $5,284
Income before results of discontinued operations, extraordinary item
       and cumulative effect of accounting change                                     676             501          213
Results of discontinued operations, net of the effect of income taxes                 (28)            118          179
Extraordinary item, tax benefit of net operating less carryforward                    ---             ---          321
Cumulative effect of accounting change                                                ---             100          ---
                                                                                  ------------------------------------
Net income                                                                        $   648         $   719       $  713
                                                                                  ====================================
Income per common and equivalent shares
        Income before results of discontinued operations, extraordinary
             item and cumulative effect of accounting change                          .44             .32          .21
Results of discontinued operations, net of the effect of income taxes                (.02)            .08          .17
Extraordinary item                                                                    ---             ---          .32
Cumulative effect of accounting change                                                ---             .06          ---
                                                                                  ------------------------------------
Net Income per common and equivalent shares                                       $   .42         $   .46       $  .70
                                                                                  ====================================

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     (a)       Exhibits.  None.
               ---------

     (b)       Current Reports on Form 8-K.
               ----------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 5, 1996.


                                      SUMMA INDUSTRIES

                                      /s/ James R. Swartwout
                                      -----------------------------------------
                                      James R. Swartwout,
                                      President and Chief Financial Officer



                                      /s/ Paul A. Walbrun
                                      ----------------------------------------
                                      Paul A. Walbrun,
                                      Vice President, Controller and Secretary