Form 10-Q
period 1996-05-31
SUMMA INDUSTRIES
filed 1996-07-05
CIK 62262

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q



(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

                                  MAY 31, 1996

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to __________________

Commission file number                    1-7755
                       ---------------------------------------------------------

                                SUMMA INDUSTRIES
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                 95-1240978
- ---------------------------------       --------------------------------------
(State or other jurisdiction of        (I.R.S.  Employer Identification Number)
 incorporation or organization)



1600 WEST COMMONWEALTH AVE, FULLERTON, CA                92633
- -----------------------------------------  -------------------------------
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

The number of shares of common stock outstanding as of May 31, 1996 was 1,600,734.

                                SUMMA INDUSTRIES



                                     INDEX


                                                                                        Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets -
         May 31, 1996 (unaudited) and August 31, 1995...............................      3

         Condensed Consolidated Statements of Income (unaudited) -
         three months and nine months ended May 31, 1996 and 1995...................      4

         Condensed Consolidated Statements of Cash Flows (unaudited) -
         nine months ended May 31, 1996 and 1995....................................      5

         Notes to Condensed Consolidated Financial Statements (unaudited)...........      6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations...........................    6-7

PART II - OTHER INFORMATION.........................................................   8-11

Signature Page......................................................................     11

PART I - FINANCIAL INFORMATION

                          SUMMA INDUSTRIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                           May 31,           August 31,
                                            1996               1995
                                         (unaudited)
                                        --------------    ---------------
ASSETS
Current assets:
      Cash                                 $   238,000        $   182,000
      Accounts receivable                    1,629,000          1,396,000
      Inventories                            2,151,000          1,685,000
      Prepaid expenses and other               514,000            640,000
                                        --------------    ---------------
       Total current assets                  4,532,000          3,903,000

Property, plant and equipment                5,943,000          5,158,000
      Less accumulated depreciation          1,939,000          1,554,000
                                        --------------    ---------------
       Net property, plant and
         equipment                           4,004,000          3,604,000
Net assets of discontinued operations        2,379,000          2,712,000
Goodwill and other intangibles, net            977,000          1,010,000
                                        --------------    ---------------
                                           $11,892,000        $11,229,000
                                        ==============    ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Revolving line of credit             $   582,000        $   938,000
      Accounts payable                         930,000            486,000
      Accrued liabilities                      776,000            656,000
      Current maturities of long-term
        debt                                   100,000                ---
                                        --------------    ---------------
       Total current liabilities             2,388,000          2,080,000

Long-term debt, deferred credits and
other long term liabilities                  1,128,000          1,219,000
                                        --------------    ---------------
       Total liabilities                     3,516,000          3,299,000
                                        --------------    ---------------
Shareholders' equity:
      Common stock, par value $.001;
       10,000,000 shares authorized,
       1,600,734 and 1,541,930 shares
       issued and outstanding at
       May 31, 1996 and August 31,
       1995, respectively.                   6,151,000          6,011,000

      Retained earnings                      2,225,000          1,919,000
                                        --------------    ---------------
       Total shareholders' equity            8,376,000          7,930,000
                                        --------------    ---------------
                                           $11,892,000        $11,229,000
                                        ==============    ===============

                            See accompanying notes.

                                SUMMA INDUSTRIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                     Three months ended                   Nine months ended
                                               -------------------------------     -------------------------------
                                                May 31, 1996      May 31, 1995      May 31, 1996      May 31, 1995
                                               -------------     -------------     -------------     -------------
Net sales                                         $3,136,000       $2,768,000        $8,903,000        $7,647,000
Cost of sales                                      1,779,000        1,466,000         4,928,000         4,168,000
                                               -------------     -------------     -------------     -------------
Gross profit                                       1,357,000        1,302,000         3,975,000         3,479,000
Selling, general and administrative
    and other expenses                             1,005,000          958,000         3,035,000         2,626,000
                                               -------------     -------------     -------------     -------------
Income from continuing operations
    before provision for taxes                       352,000          344,000           940,000           853,000
Provision for income taxes                           145,000          158,000           399,000           404,000
                                               -------------     -------------     -------------     -------------
Income from continuing operations                    207,000          186,000           541,000           449,000
Income (loss) from discontinued
    operations, net of the effect of
    income tax                                       (14,000)          16,000          (235,000)            4,000
                                               -------------     -------------     -------------     -------------
Net Income                                        $  193,000       $  202,000        $  306,000        $  453,000
                                               =============     =============     =============     =============
Income per common and equivalent
   share:
     Income from continuing operations            $      .13       $      .12        $      .34        $      .29
     Income (loss) from discontinued
        operations, net of the effect
        of income tax                                 (.01)               .01              (.15)              .00
                                               -------------     -------------     -------------     -------------
Net Income per common and
    equivalent share                              $      .12       $      .13        $      .19        $      .29
                                               =============     =============     =============     =============
Weighted average shares outstanding                1,613,000        1,560,000         1,582,000         1,552,000
                                               =============     =============     =============     =============

                            See accompanying notes.

                              SUMMA INDUSTRIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                        Nine months ended
                                              ------------------------------------
                                                May 31, 1996         May 31, 1995
                                              ---------------     ----------------
Operating activities:
Net income                                       $  306,000          $   453,000
                                              ---------------     ----------------
Adjustments to reconcile net income to net
  cash provided (used) by operating
   activities:
    Depreciation and amortization                   596,000              533,000
    Provision for doubtful accounts
     receivable                                      18,000                6,000
    Provision for inventory reserves                143,000               55,000
    Gain on disposition of property,
     plant and equipment                            (55,000)             (15,000)
    Net change in assets and liabilities
       Accounts receivable                           67,000             (231,000)
       Inventories                                 (181,000)          (1,318,000)
       Prepaid expenses and other                   174,000               38,000
       Accounts payable                               4,000              618,000
       Accrued liabilities                          (44,000)            (503,000)
                                              ---------------     ----------------
Total adjustments                                   722,000             (817,000)
                                              ---------------     ----------------
          Net cash provided (used) by
           operating activities:                  1,028,000             (364,000)
                                              ---------------     ----------------
Investing activities:
    Property, plant & equipment                    (870,000)            (572,000)
    Other assets                                     (8,000)             (12,000)
    Proceeds from sale of equipment                  91,000               53,000
                                              ---------------     ----------------
          Net cash (used) by investing
           activities                              (787,000)            (531,000)
                                              ---------------     ----------------
Financing activities:
   Proceeds (payments) on line of credit           (356,000)             811,000
   Payment on long term contract payable             31,000               (3,000)
   Principal payments under capitalized
    lease                                               ---               (5,000)
   Exercise of stock options                        140,000               33,000
   Issuance of common stock                             ---               24,000
                                              ---------------     ----------------
         Net cash provided (used) by
          financing activities                     (185,000)             860,000
                                              ---------------     ----------------
Net increase (decrease) in cash                      56,000              (35,000)
Cash at beginning of period                         182,000              234,000
                                              ---------------     ----------------
Cash at end of period                            $  238,000          $   199,000
                                              ===============     ================
Supplemental cash flow information:
   Cash paid during the period for:
Interest payments                                    89,000               53,000
                                              ===============     ================
Income tax payments                                 156,000              423,000
                                              ===============     ================

                           See accompanying notes.

                               SUMMA INDUSTRIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of presentation

     The accompanying consolidated financial statements, some of which are unaudited, have been condensed in certain respects and should, therefor, be read in conjunction with the financial statements and notes related thereto contained in the Company's annual report to shareholders for the year ended August 31, 1995. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation for the interim period. (See Note 3. below.) The results of operations for the three months and nine months ended May 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories

     Inventories of continuing operations at May 31, 1996 and August 31, 1995 were as follows:

                                 May 31, 1996          August 31, 1995
                                  (unaudited)
                               ----------------      ------------------
        Finished goods              $  587,000               $  538,000
        Work in process                 94,000                   71,000
        Material and parts           1,470,000                1,076,000
                               ----------------      ------------------
                                    $2,151,000               $1,685,000
                               ================      ==================

3.   Discontinued Operations

     Subsequent to May 31, 1996, the Company completed the divestiture of its industrial process equipment subsidiary, Morehouse-COWLES, Inc. Since December 1, 1995, this business unit has been accounted for as a discontinued operation and results of its operations are segregated in the accompanying consolidated statements of income. As a consequence of holding Morehouse-COWLES for sale, the assets and liabilities of discontinued operations have been classified in the consolidated balance sheets as, "Net assets of discontinued operations." Discontinued operations have not been segregated in the consolidated statements of cash flow. (See Part II, Other Information.)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Net cash provided by operating activities for the nine month period ended May 31, 1996 was $1,028,000. In the comparable prior year period, $364,000 was used by operating activities. The improved cash flows are primarily attributable to lower growth in inventories related to improved turnover, lower required tax payments and improved accounts receivable aging.

The investment in property, plant and equipment relates primarily to the acquisition of molds for new products in the material handling components business. The Company expects to continue to invest heavily in tooling for new products.

The Company has a revolving line of credit facility of $2,000,000 with an expiration date of January 1, 1997. The line of credit is secured by all the assets of the Company. The outstanding balance bears interest at one-quarter percentage point above the bank's prime rate. The amount outstanding under the Company's line of credit at May 31, 1996 was $582,000, a reduction of $356,000 from the August 31, 1995 amount due. Cash of $750,000 provided by the sale of Morehouse-COWLES, Inc. completed on June 17, 1996 was more than sufficient to pay off the line of credit. The Company believes that cash flows from operations and the available line of credit will be sufficient to fund working capital and planned capital expenditure requirements for the next twelve months.

The Company has a strategy of growth by acquisition. Although there are no plans to make a specific acquisition for cash, in the event such a plan were adopted, an alternate source of funds to accomplish the acquisition would have to be developed. The Company has 10,000,000 shares of common stock authorized, of which 1,600,734 shares were outstanding at May 31, 1996 and 5,000,000 shares of "blank check" preferred stock authorized of which none is outstanding. The Company could issue additional shares of common or preferred stock to raise funds.

Results of Operations
- ---------------------

The following table sets forth certain Statements of Income information as a percent of sales for the quarter and nine months ended May 31, 1996 and 1995.

                                                 Three months ended                      Nine months ended
                                        ------------------------------------    -----------------------------------
                                           May 31, 1996       May 31, 1995       May 31, 1996        May 31, 1995
                                        ----------------     ---------------    ---------------    ----------------
Sales                                          100.0%             100.0%               100%            100.0%
Gross profit                                    43.3%              47.0%              44.6%             45.5%
S,G & A and other expense                       32.1%              34.6%              34.1%             34.3%
Income from continuing operations
   before provision for taxes                   11.2%              12.4%              10.6%             11.1%
Income from continuing operations                6.6%               6.7%               6.1%              5.9%
                                        ================     ===============    ===============    ================
Effective tax rate                              41.2%              45.9%              42.4%             47.4%

Income from continuing operations for the third quarter, ended May 31, 1996, increased $21,000 or 11%. Sales for the same period increased $368,000, or 13% compared to the same period in the prior year due primarily to continued expansion of the material handling components business. Consolidated gross profit increased $55,000, or 4% primarily related to sales growth. Gross profit as a percent of sales decreased from 47% to 43%, primarily due to increased material costs and increased facility costs resulting from the move by KVP Systems, Inc. to expanded facilities to accommodate anticipated future growth. Operating expenses increased $47,000, or 5% from the comparable prior year period, due primarily to continued expansion in the material handling components business, but decreased as a percent of sales from 35% to 32%. Effective tax rates in the most recent three month and nine month periods were somewhat lower than the comparable prior year periods performance due to the expiration at the end of fiscal 1995 of certain non-deductible payments.

Income from continuing operations for the nine months ended May 31, 1996, increased $92,000 or 20%. Sales of the continuing businesses for the same period increased $1,256,000, or 16% from the comparable prior year period due primarily to increased sales in the material handling components business. Consolidated gross profits increased $496,000, or 14% associated with increased sales. Operating expenses increased $409,000, or 16% from the comparable period last year primarily due to expansion of sales and marketing activities in the material handling components business but as a percent of sales remained at 34%.

The backlog of the Company's continuing businesses at May 31, 1996, believed to be firm, was $3,299,000, 8% higher than a year earlier. The amount of backlog cannot necessarily be used as an indicator of future sales volume. The Company and its customers are engaged in capital equipment businesses which may be cyclical. At any point in time, the Company's backlog includes large contracts, the timing of the delivery of which may be out of the Company's control. A significant portion of the Company's sales are for export. Political and external factors outside the Company's control can affect when and whether new orders are awarded to the Company. Due to these, and other factors, the Company's earnings and stock price may be subject to significant volatility, particularly on a quarter to quarter basis.

PART II - OTHER INFORMATION

Item 1.  Legal proceedings
- --------------------------

At May 31, 1996 the Company was a party to one civil lawsuit - Laitram, et al v.
                                                               -----------------
KVP Systems, Inc. and counter-claims,  which is described in the Company's
- -----------------
report on Form 10K for the year ended August 31, 1995. The case is in an advanced stage of discovery and is expected to be heard in court during fiscal 1997.

During the quarter ended May 31, 1996, KVP Systems, Inc. v. Starkist Foods, Inc.
                                       ----------------------------------------
was settled with no impact on the Company's reported earnings and Wright v.
                                                                  ---------
Stang and The City of Glendale v. GST Industries, et al were dismissed.
- -----     ---------------------------------------------

Item 2.  Change in Securities
- -----------------------------

None.

Item 3.  Default upon Senior Securities
- ---------------------------------------

None.

Item 4.  Submission of matters to a vote of security holders
- ------------------------------------------------------------

None.

Item 5.  Other Information
- --------------------------

MERGER ANNOUNCEMENT

On May 13, 1996, the Company announced that it had entered into an agreement in principle to acquire LexaLite International Corporation, a privately held company located in Charlevoix, Michigan, in a stock transaction. The agreement in principle is subject to a number of conditions, including the execution of a definitive agreement and the approval of the shareholders of both companies. It is contemplated that the transaction will be treated as a tax-free reorganization in which 1.5 shares of SUMMA's Common Stock will be issued in exchange for each share of LexaLite's outstanding stock, with the shares of SUMMA's Common Stock to be registered for issuance under the Securities Act of 1933. LexaLite designs and manufactures injection-molded lighting components (refractors and reflectors) and other plastic products for OEM markets. For the year ended June 30, 1995, LexaLite earned $1,306,000 on sales of $32,797,000. For the nine months ended March 31, 1996, LexaLite's earnings were $1,132,000 on sales of $25,884,000. At May 10, 1996, 1,447,918 shares of LexaLite's Common Stock were outstanding and held of record by 44 shareholders, including an employee stock ownership trust which held approximately 35% of the outstanding shares on behalf of approximately 300 employees.

DIVESTITURE OF MOREHOUSE-COWLES, INC.

On June 17, 1996, the Company completed the sale of all of the issued and outstanding capital stock of Morehouse-COWLES, Inc., to a private investment group for $750,000 in cash and $1,771,000 in a subordinated promissory note and leased its Fullerton facility to Morehouse-COWLES, Inc. Details of the transaction were reported on form 8K, filed June 21, 1996.

The following proforma statement of operations present the results of continuing operations for the year ended August 31, 1995 and for the nine months ended May 31, 1996 assuming the disposition had been completed as of September 1, 1994. Adjustments have been made to recognize revenue on the lease of the Fullerton facility to Morehouse-COWLES, Inc., to increase costs for the Company's leased corporate offices, to adjust operating expenses, to decrease interest expense for loan balances offset or paid off with proceeds from the sale and to record interest income on the note received. Proforma data is provided for comparative purposes only and does not purport to be indicative of the results which actually would have been obtained if the disposition had been effected on the proforma dates, or of the results which may be obtained in the future.

                                       Year ended August 31, 1995                       Nine months ended May 31, 1996
                                 -------------------------------------             --------------------------------------
                                                       (Unaudited, in thousands, except earnings per share)
                                  Historical   Adjustments    Proforma              Historical    Adjustments    Proforma
                                 -----------   -----------   ---------             -----------    -----------    --------
Sales                                $10,247   $    ---        $10,247                $ 8,403     $    ---       $  8,903
Gross profit                           4,638        ---          4,638                  3,975          ---          3,975
S,G&A and other
     expenses                          3,480        103(1)       3,583                  3,035           97(3)       3,132
                                 -----------   -----------   ---------             -----------    -----------    --------
Operating income from
   continuing operations               1,158       (103)         1,055                    940          (97)           843
Interest expense (income)                ---       (103)(2)       (103)                   ---          (52)(2)        (52)
                                 -----------   -----------   ---------             -----------    -----------    --------
Income from continuing
   operations before taxes             1,158        ---          1,158                    940          (45)           895
Income tax expense                       482        ---            482                    399          (18)           381
                                 -----------   -----------   ---------             -----------    -----------    --------
Income from continuing
 operations                          $   676   $    ---        $   676                $   541     $    (27)      $    514
                                 ===========   ===========   =========             ===========    ===========    ========
Income per share, continuing
   operations                        $   .44   $    ---        $   .44                $   .34     $   (.02)      $    .32
                                 ===========   ===========   =========             ===========    ===========    ========

(1) Increased expenses primarily attributable to officers' salaries which were previously partially allocated to Morehouse-COWLES, Inc., reduced by rental income from the lease of the Fullerton facility.

(2) Net interest income resulting from the reduction of interest on debt reduced or paid off with cash proceeds from the sale, and due to interest income on the subordinated promissory note.

(3) Increased expenses as described in footnote (1) above, and the elimination of a corporate charge which will no longer be allocated to Morehouse-COWLES, Inc.

Sales and operating results of the discontinued business unit for the periods were as follows:

                                                                                            ($000's omitted)

                                             Three  months ended                    Nine months ended
                                       --------------------------------    ---------------------------------
                                        May 31, 1996      May 31, 1995      May 31, 1996      May 31, 1995
                                       --------------    --------------    --------------    ---------------
Sales                                       $1,649          $2,420              $5,638            $6,048
Income (loss) from operations before
   income taxes                                (52)             24                (421)                7
Income tax expense (benefit)                   (38)              8                (186)                3
                                       --------------    --------------    --------------    ---------------
Net income (loss) from discontinued
    operations                              $  (14)         $   16              $ (235)           $    4
                                       ==============    ==============    ==============    ===============

The following proforma balance sheet is presented to show the financial condition of the Company at May 31, 1996, as though the transaction had occurred at the balance sheet date.

                                                                 May 31, 1996
                                                ---------------------------------------------
                                                          (unaudited, in thousands)
                                                  Historical      Adjustments      Proforma
                                                --------------  --------------   ------------
Cash                                              $   238        $     709 (1)     $   947
Accounts receivable net                             1,629                -           1,629
Inventories                                         2,151                -           2,151
Prepaid expenses and other                            514                -             514
                                                --------------  --------------   ------------
Total current assets                                4,532              709           5,241
Note receivable from sale of
 Morehouse-COWLES, non current                          -            1,771 (2)       1,771
Property, plant and equipment, net                  4,004                -           4,004
Net assets of discontinued operations               2,379           (2,379)(3)           -
Goodwill and intangibles, net                         977                -             977
                                                --------------  --------------   ------------
Total assets                                      $11,892        $     101         $11,993
                                                ==============  ==============   ============

Total current liabilities                         $ 2,388        $     101 (4)     $ 2,489
Long-term debt, deferred credits and
 other long term liabilities                        1,128                -           1,128
Shareholder's equity                                8,376                -           8,376
                                                --------------  --------------   ------------
Total liabilities and shareholder's
 equity                                           $11,892        $     101         $11,993
                                                ==============  ==============   ============

(1) Cash proceeds of the sale of Morehouse-COWLES, Inc., less $41,000 in cash held by Morehouse-COWLES at the time of sale.
(2)  Note received as a portion of the purchase price for Morehouse-COWLES, Inc.
(3) Net asset value of Morehouse-COWLES, Inc. at the effective date of the sale.
(4) Fees and expenses incurred in connection with the sale of Morehouse-COWLES, Inc.

The components of net assets of discontinued operations included in the consolidated balance sheets at August 31, 1995 and May 31, 1996 are as follows:

                                           May 31, 1996   August 31, 1995
ASSETS                                     ------------   ---------------
Accounts receivable, net                     $  668,000        $  986,000
Inventory                                     1,944,000         2,372,000
Prepaid expenses                                 40,000            99,000
Property, plant and equipment, net              303,000           388,000
Goodwill and intangibles, net                   272,000           297,000
                                           ------------   ---------------
Total assets                                  3,227,000         4,142,000

LIABILITIES
Accounts payable                                263,000           703,000
Accrued liabilities                             585,000           727,000
                                           ------------   ---------------
Total liabilities                               848,000         1,430,000
                                           ------------   ---------------
Net assets of discontinued operations        $2,379,000        $2,712,000
                                           ============   ===============

ADDITIONAL SHARES OF COMMON STOCK

During the fiscal quarter ended May 31, 1996, 30,832 shares of common stock were issued to former directors of KVP Systems, Inc. The shares represented a portion of the purchase price in the July 1993 acquisition of KVP by the Company, which had been reserved but which were not issued pending the resolution of a certain lawsuit. That suit was resolved during the quarter. Additionally, those directors exercised options resulting in a net increase of 27,973 shares outstanding and net proceeds to the Company of $140,000. In the aggregate, these transactions resulted in a 3.8% increase in the number of common shares outstanding.

RELOCATION OF CORPORATE HEADQUARTERS

On July 2, 1996, the Company's headquarters were moved to 21250 Hawthorne Boulevard, Suite 500, Torrance, California 90503. The operations of the Company's subsidiaries were unaffected.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

  (a)  Exhibits.  None.
       ---------

  (b)  Current Reports on Form 8-K.
       ----------------------------
       The Company filed an 8-K on June 21, 1996 disclosing the sale of all of the issued and outstanding stock of Morehouse-COWLES, Inc. and the lease of its Fullerton facilities to Morehouse-COWLES, Inc.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 2, 1996.

                                   SUMMA INDUSTRIES

                                   /s/ James R. Swartwout
                                   -------------------------------------------
                                   James R. Swartwout, President and
                                   Chief Financial Officer


                                   /s/ Paul A. Walbrun
                                   -------------------------------------------
                                   Paul A. Walbrun, Vice President, Controller
                                   and Secretary