Form 10-K
period 1996-08-31
SUMMA INDUSTRIES
filed 1996-11-26
CIK 62262

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1996

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from    N/A    to    N/A
                                               -------      -------

                           Commission File No. 1-7755


                                SUMMA INDUSTRIES
                (Name of registrant as specified in its charter)

        CALIFORNIA                                          95-1240978
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                      Identification Number)

        21250 HAWTHORNE BOULEVARD, SUITE 500, TORRANCE, CALIFORNIA 90503
          (Address of principal executive offices, including Zip Code)

                 Registrant's Telephone Number:  (310) 792-7079


      Securities registered under Section 12(b) of the Exchange Act:  NONE

         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)


  Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X     No
           ---       ---

  Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of registrant's Common Stock held by non-affiliates as of November 22, 1996, based upon the closing price of a share of the Common Stock on The Nasdaq National Market, was $12,705,000. The number of shares of registrant's Common Stock outstanding as of November 22, 1996, was 4,073,411.


                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Summa Industries ("Summa") was incorporated in the State of California in 1942, and is a publicly-owned corporation whose Common Stock is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, and
traded on The Nasdaq National Market under the symbol, "SUMX".   Through its
three wholly-owned operating subsidiaries, Summa designs and manufacturers injection-molded plastic optical components for OEM customers in the lighting industry, material handling components, some of which Summa initially developed in plastic, including plastic chains, belts, customized components, and water cannons for fire fighting in harsh environments, and proprietary pneumatic/hydraulic actuators and other components for defense aircraft.

     The principal executive offices of Summa are located at 21250 Hawthorne Boulevard, Suite 500, Torrance, California 90503, its telephone number is (310) 792-7024, and its telecopier number is (310) 792-7079.

GROWTH THROUGH ACQUISITIONS STRATEGY

     Through 1990, the principal business of Summa was limited to the design, manufacture and sale of chemical process equipment, which was unprofitable from 1983 to 1990, in which year it had revenues of only $3,257,000. In 1991, Summa adopted a strategy of growth through acquisitions of profitable manufacturing companies with proprietary products or protected market niches, with the intent of expanding its operations by acquiring additional product offerings, enhancing gross profit margins, increasing combined sales so that general and administrative costs will constitute a smaller percentage of total revenues, enhancing overall profitability, and increasing the market value of Summa's Common Stock to provide liquidity and value for its shareholders by increasing the number of outstanding shares in the public float and the trading activity in the stock. Typically, it is expected that Summa's corporate staff will not direct operations of the acquired subsidiaries on an ongoing basis, but, in addition to planning and financial oversight, will provide financing, conduct the acquisition program and business development activities, and handle investor relations matters. From time to time, the corporate staff also will be active in non-operational business activities such as risk management and employee benefit program management. Corporate charges are assessed on a basis established annually, related to asset utilization by each operating subsidiary.

     The first acquisition consummated by Summa following the adoption of this strategy occurred in October 1991, when Summa purchased all of the outstanding capital stock of GST Industries, Inc. ("GST"). GST has two divisions, the Stang Industrial Products Division which manufactures and sells water cannons for firefighting and the GST Industries Division which manufactures and sells proprietary sub-systems and components for the defense aircraft industry, primarily for the F-16 and derivative aircraft. Summa paid the GST shareholders an aggregate $2.3 million in cash, and gave them subordinated promissory notes in an aggregate principal amount of $200,000, with interest only payable thereon at the rate of 10% per annum at the end of the first and second years and all principal payable at the end of the second year following the closing. In addition, through August 31, 1996, the former shareholders of GST have earned contingent performance payments totalling $2,026,000. The obligation for the contingent payments expires October 31, 1996. The acquisition was partially funded by borrowings under Summa's credit facility with Community Bank, which were subsequently repaid.

     In July 1993, Summa acquired all of the outstanding capital stock of KVP Systems, Inc. which designs, manufactures and markets material handling components, including injection-molded plastic conveyor belting. Belts which can operate on a curve were pioneered by KVP. In connection with this acquisition, which was accomplished through the merger of KVP with and into a newly formed and wholly-owned subsidiary of Summa, an aggregate of 555,275 shares of Summa's common stock was issued to the shareholders of KVP in a transaction registered under the Securities Act. In addition, Karl V. Palmaer, the founder of KVP, joined and continues to serve on the Board of Directors of Summa.

     On July 18, 1996, Summa and LexaLite entered into an Agreement and Plan of Reorganization providing for the acquisition by Summa of all of the outstanding capital stock of LexaLite through the merger (the "Merger") of a newly formed and wholly-owned subsidiary of Summa with and into LexaLite. On November 21, 1996, following approval of the Merger by the stockholders of LexaLite, the shareholders of Summa approved the Merger and it was consummated on that date. As a consequence of the Merger, the stockholders of LexaLite received shares of Summa's Common Stock which together constituted approximately 60% of the shares of Summa's Common Stock outstanding immediately after the Merger. Since LexaLite operates as a wholly-owned operating subsidiary of Summa, headquartered in Charlevoix, Michigan, the achievement of most of the perceived advantages of the Merger will not be measured by the ability of the combined companies to eliminate overlapping facilities or personnel or achieve other efficiencies or economies of scale. Rather, the success of the acquisition will depend more on the continuing compatibility of the management of both Summa and LexaLite. It is anticipated, however, that a number of administrative issues such as tax and legal, personnel policies, and shareholder relations will be handled primarily at the Summa level, thereby permitting the management of LexaLite to devote more time and attention to sales and marketing, product development, and customer service. There can be no assurance that there will be future changes in LexaLite's operations, marketing or sales, or that the other perceived benefits of the Merger will be realized.

     In evaluating future acquisitions, Summa will endeavor to identify target companies that manufacture industrial products which have a proprietary advantage because of patent protection, brand recognition, unique manufacturing requirements, or other comparable characteristics. It is anticipated that target companies typically will have been profitable in recent periods, particularly if the acquisition is to be made through the issuance of Summa Common Stock so that the acquisition will not have an immediate dilutive affect on post-acquisition, consolidated earnings per share. Since it is intended that each acquired company will be maintained as a separate operating unit in most instances, existing management of each target company will be extensively evaluated in an attempt to ascertain whether such management possesses the capability and compatibility to continue to manage the continuing day to day operations following the acquisition. Perhaps most importantly, Summa will seek to determine that there is a significant likelihood that a sustainable increase in earnings per share within 12 months of the closing can reasonably be expected.

     Implementation of Summa's strategy for growth through acquisitions will depend to a significant extent upon the ability of Summa's top management in identifying appropriate candidates for acquisition, negotiating deals acceptable to the Board of Summa and the shareholders of Summa, and supervising the management of a variety of operating subsidiaries. Furthermore, with a developing focus on businesses which manufacture engineered plastic components, the number of opportunities which meet this acquisition criteria will be smaller. In addition, with the increased size of Summa, larger acquisition candidates will have to be sought in the future to sustain the growth rate of Summa and the number of such candidates will be smaller. Competition for such acquisitions may be greater and there is no assurance Summa will be able to successfully compete with larger companies and buyer groups. There can be no assurance that the terms upon which a prospective company can be acquired will be favorable to Summa, or that Summa will not encounter unforeseen difficulties and liabilities in connection with any such acquisition.

SALE OF DISCONTINUED OPERATIONS

     On June 17, 1996, Summa completed the sale of all of the outstanding capital stock of Morehouse-COWLES, Inc. to a private investment group based in Michigan. Summa was paid $750,000 in cash and will be paid an additional $1,771,000 pursuant to a subordinated note that provides for payments of interest monthly at the rate of 7% per annum through June, 2001, and at the rate of 9% per annum through June 2006. Monthly principal payments commence July 2001 utilizing a 10-year amortization schedule with all unpaid interest and principal due and payable by June 30, 2006. The note is subordinated to the investors' bank credit agreement, permits optional prepayments, contains certain covenants and default provisions and remedies, is secured by a pledge of all of the outstanding capital stock of Morehouse-COWLES purchased by the investors, as well as by the assets of Morehouse-COWLES, Inc. Additionally, the investment group entered into a lease of the Fullerton facilities in which the operations of Morehouse-COWLES had been conducted. The lease is for a period of ten years, with an option to extend the lease for an additional five years. Monthly rent, on a "triple-net basis", will be $4,000 during the first five years of the lease, increasing to $5,500 per month during the second five years of the original term.

PRODUCTS

     The principal products currently offered by Summa, through its three operating subsidiaries, include engineered injection-molded plastic optical components for OEM customers in the lighting industry produced by LexaLite, material handling components manufactured by KVP Systems, Inc., industrial firefighting equipment produced by the Stang division of GST Industries, Inc. ("GST"), and aerospace assemblies fabricated by GST.

     Plastic Optical Components. LexaLite's original products were plastic lamp covers for street lights, used to replace glass covers which were subject to vandalism. Subsequently, LexaLite developed prismatic lenses, refractors and reflectors molded from clear plastic, which are used in commercial and industrial lighting fixtures and in similar applications such as lighted navigational aids, traffic signals and vehicles. On a selective basis, LexaLite also makes non-optical molded plastic products. Most of the products are injection molded from optical grade polycarbonate or acrylic. The principal advantages of LexaLite's injection molded plastic components over more traditional glass or metal components are lighter weight, superior optical performance and in certain instances, lower cost.

     Plastic Material Handling Components. Summa's material handling components business is conducted by its wholly-owned subsidiary, KVP Systems, Inc., located in Rancho Cordova, California. Its products are engineered plastic components which form conveyer belts and chains. The components in KVP's product line, many of which are patented, are constructed of non-toxic, non-corrosive plastic materials and are designed to be easily cleaned, meeting FDA-USDA requirements and specifications. The components are available in materials which can withstand temperatures ranging from 150 degrees Fahrenheit below zero to 350 degrees Fahrenheit, a temperature typically required for sterilization. The components do not require lubrication and thus offer the advantage of operation free from contaminants such as grease, oil, and metal particles. Because KVP's components are lightweight, they require less energy to operate than steel belts, and are quieter in operation and easier to service in place than metal belts.

     Industrial Firefighting Equipment. The industrial firefighting business is conducted by the STANG Industrial Products Division ("Stang") of GST Industries, Inc., which was acquired by Summa in November 1991. Stang products have been sold in the market for over 20 years. Stang designs, manufactures and sells monitors, also known as water cannons, that are used for firefighting and to disperse toxic gas clouds, as well as in hydraulic mining and digester cleaning. These monitors are designed to equalize reactive forces so that the monitors can be aimed with minimal force. Summa believes that Stang has proprietary designs which provide superior performance to products offered by competitive manufacturers. Stang monitors can be mounted on vehicles, standpipes, hydrants or vessels, including fireboats, and can be controlled manually or hydraulically via remote actuators provided by Stang as options.

     Aerospace Components and Assemblies. Summa's aerospace business is conducted by GST Industries, Inc., a wholly-owned subsidiary located in Santa Ana, California, which was acquired in November 1991. GST has been in this business of designing, manufacturing and selling hydraulic actuators and other parts and sub-assemblies for use in aircraft and similar activities for more than 20 years.

RESEARCH AND DEVELOPMENT

     Through its subsidiaries, Summa invests significantly in the development of products for new applications. Only direct costs associated with tooling for new products are capitalized. All other costs, including salaries and wages of employees involved in research and development, are expensed as incurred. Most of Summa's research and development efforts are for engineered plastic components.

     LexaLite consistently invests heavily in research and development of products and manufacturing methods. LexaLite independently develops many products for sale to multiple customers, and also develops products to specifications with customers on a confidential basis, which may provide for sales by the customer on an exclusive basis or for a license to LexaLite to make sales to third parties. For the years ended June 30, 1994, 1995 and 1996, LexaLite spent $554,000, $671,000 and $885,000, respectively, on research and development. At its state of the art Lighting Research Center ("LRC"), optical surfaces are designed using computer aided design techniques, prototypes of products are fabricated, and photometric performance testing is conducted. The LexaLite Scientific Center ("LSC") was created in 1994 to develop confidential products and methods. Currently, LexaLite is developing an automated vapor-deposition coating process for its own use, which is expected to materially reduce the cost and increase the photometric performance of development plastic "canister" components to be used in recessed lighting fixtures. If successful, this product could result in a significant increase in LexaLite sales because these components are generally made of metal by others.

PRODUCTION

     Summa's principal manufacturing operation is injection molding of plastic parts. Some products are molded by third-party vendors. The Company performs additional production operations including machining and welding of both metal and plastic parts, coating, assembly and testing. Most of Summa's production takes place in company-owned LexaLite plants in Michigan and Tennessee.

     Injection molds and tools are made by a division of LexaLite at the main plant, where the staff has developed the injection molding capability to produce specialized optical components using the complex tooling required for the manufacture of injection molding to close tolerances. Products are made on modern molding machines which range from 28 to 1500 tons clamping force. Ancillary equipment and special operations include automatic resin feed systems, two color molding, insert molding, robotics, painting, vacuum deposition coating with reflective metallic films, assembly, packaging and warehousing. LexaLite operates on a just-in-time system with many of its customers, and inventories are managed to minimal levels. Inventory turns approximately 17 times a year. All of LexaLite's manufacturing plants are registered to ISO 9002. LexaLite monitors environmental compliance via a full-time environmental engineer, reporting directly to a vice-president. LexaLite believes that it is in compliance with all requirements set forth by the E.P.A. and the states of Michigan and Tennessee relating to air quality, water quality and hazardous waste management and disposal.

MARKETING

     LexaLite products are installed in high-bay manufacturing plants, warehouses, retail stores, gasoline stations, parking lots, and other types of buildings, in traffic signals, in marine navigation aids and in vehicles. Because the products are components, they are virtually always sold to OEM manufacturers such as Hubbell, Lithonia division of National Service Industries, Inc., Cooper, Thomas Industries, and GE, as well as many less well recognized companies, many of whom have been active accounts for more than ten years. For the year ended June 30, 1996, LexaLite had 322 active accounts, with sales to the largest five customers representing 15.4%, 12.8%, 9.6%, 8.5% and 3.6% of product and tooling sales, respectively. Product sales comprise 92.6% and tooling sales accounted for 7.4% of LexaLite's net sales during the year ended June 30, 1996. LexaLite seeks to maintain a "strategic partnership" relationship with its customers and has a direct sales force of seven persons who operate out of two manufacturing plants in Michigan and Tennessee. Sales of all optical components are considered strategic, while non-optical products are manufactured to expand the relationships with customers or to balance utilization of manufacturing capacity. LexaLite also sells its products through commissioned sales representatives in selected domestic and international geographic areas and for specialized business situations. For the year ended June 30, 1996, 91% of sales were made directly and 9% of sales were through commercial manufacturers' representatives. Of product sales for June 30, 1996, 50.4% of sales were of products made from LexaLite proprietary tooling, 31.5% were of optical components manufactured for a single customer using tooling owned by others, and 14.6% of product sales were of non-optical components.

     Ultimate users of KVP components in food processing include companies such as Beatrice/Hunt Wesson, Campbell Soup, Comstock Food, Kellogg's and Jeno's. In bakery applications, the ultimate users include Sara Lee, Pepperidge Farms and Lenders. In poultry applications, ultimate users include Foster Farms, Tyson Foods, Pilgrims Pride and Con Agra. In freezing applications, ultimate users include Baskin Robbins, Tombstone Pizza, Stouffer's and Swanson's. The components also have applications in the pharmaceutical, industrial and electronics industries. GST sells aerospace assemblies, primarily for the F-16 and derivative aircraft, to a foreign government engaged in a U.S. sanctioned cooperative aircraft manufacturing program, Lockheed Aircraft, and the U.S. Department of Defense. The primary markets for Stang products are the oil, gas and petrochemical industry, municipalities which use fireboats, the mining industry, and the municipal waste water treatment market. Products are sold directly and through independent representatives and distributors, world-wide. Summa does not believe that revenues attributable to sales of any of the products manufactured by its industrial firefighting equipment or material handling components subsidiaries are dependent upon sales to one or a small number of customers, although in a given year one or a small number of customers may account for a significant portion of sales. In the fiscal year ended August 31, 1996, the largest customer in either segment accounted for 5% of consolidated net sales, while in fiscal years 1995 and 1994, sales to a single customer accounted for 7% and 4% of total consolidated net respectively.
Because the F-16 is a mature program which is being phased out, GST faces a possible loss of most of its defense related business over the next several years. Sales of aerospace assemblies represented 21%, 15% and 15% of Summa's consolidated net sales for 1994, 1995 and 1996, respectively, with sales of aerospace assemblies to GST's largest customer constituting 10%, 7% and 6% of consolidated net sales for the three most recently completed fiscal years.

     The following table sets forth the dollar amount of Summa's export sales by geographic area for the three fiscal years ended August 31, 1996, prior to the acquisition of LexaLite:


                             1996         1995         1994
                          ----------   ----------   ----------

       Canada             $  724,000   $  341,000   $  220,000

       Latin America          72,000          -0-      101,000

       Asia                  938,000      800,000    1,868,000

       Europe                909,000      769,000      186,000

       Other                 125,000      131,000       56,000
                          ----------   ----------   ----------

                          $2,768,000   $2,041,000   $2,431,000
                          ==========   ==========   ==========

     For the fiscal year ended June 30, 1996 sales by LexaLite to customers located outside of the United States constituted approximately 8.2% of total sales.

RAW MATERIALS

     KVP and Stang purchase materials and parts, including pelletized plastic resins, castings, forgings, steel, valves and controls from various suppliers. Summa does not believe that either of these subsidiaries is dependent upon any single supplier or manufacturer for any of its present principal requirements for materials or parts, and neither experienced significant difficulty in obtaining such parts and materials during the fiscal year ended August 31, 1996. Lead times for special components, such as custom hydraulic power units, can be as long as four months. LexaLite purchases pelletized resins from major suppliers such as Bayer, GE Plastics, ICI and others. Certain of these resins may be in short supply from time to time, but LexaLite has been able to obtain an adequate supply of resin during such periods to meet its manufacturing commitments, because it is a significant consumer of the materials. LexaLite believes it is one of the largest users of optical grade polycarbonate and acrylic in the world. Occasionally, LexaLite uses smaller quantities of other resins such as ABS, polypropylene and nylon.

BACKLOG

     On August 31, 1996, Summa's continuing businesses had a backlog of orders, believed to be firm, in the amount of $2,475,000, as compared to a backlog of $2,924,000 as of August 31, 1995. Of the backlog at the end of fiscal 1996, $280,000 was attributable to orders for material handling components, $487,000 was attributable to orders for firefighting equipment and $1,708,000 was attributable to orders for aerospace assemblies. A portion of Summa's August 31, 1996 backlog consisted of products to be manufactured to custom designs suited for a particular customer's application or physical requirements.
Because the length of time between entering an order, shipping the product and recording a sale can vary significantly from product to product, Summa believes that its backlog levels should not necessarily be relied upon as an indicator of sales volume for a specific future period. The aerospace assembly backlog is comprised of some long-term contracts, which are scheduled to ship through 1997. Since LexaLite's lead time for producing components is only two to four weeks, backlog historically has been minimal and typically represents approximately one and one-half months of product sales. The backlog of orders for tooling, as opposed to products, varies widely with the lead time ranging from four to ten months. At June 30, 1996, the backlog of firm orders for new tooling was $804,000, approximately six months of planned tooling sales. Tooling sales typically are about 3.5% of product sales.

COMPETITIVE CONDITIONS

     The markets for the products currently manufactured and sold by each of Summa's operating subsidiaries are characterized by extensive competition. There are a number of companies that currently offer competing products nationally and internationally, and in certain geographic areas from local manufacturers. It can be expected that additional competing products will be introduced by other companies in the future. Many existing and potential competitors have greater financial, marketing, and research capabilities than Summa. A significant number of custom injection molders, some of which are larger than LexaLite, make optical components. Management believes that none of these companies regards optical components as a strategic business focus and none has developed optical design expertise to a significant extent. On the other hand, virtually all of LexaLite's customers have both optical design capability and injection molding machines and also conduct operations for themselves which LexaLite regards as within its strategic activity.

     Summa believes that its trade names and reputation are significant to its competitive position in all segments. In addition, Summa believes that price is a significant element of competition in all segments. However, factors such as engineering, performance, availability and reliability are considered in the purchasing process. The performance of Summa in the future will depend on the ability of its operating subsidiaries to develop and market new products that will gain customer acceptance and loyalty, as well as its ability to adapt its product offerings to meet changing pricing considerations and other market factors. Summa's operating performance would be adversely affected if its operating subsidiaries were to incur delays in developing new products or if such products did not gain market acceptance. There can be no assurance that existing or future products will be sufficiently successful to enable Summa 's operating subsidiaries to effectively compete in their respective markets or, should new product offerings meet with significant customer acceptance, that one or more current or future competitors will not introduce products which render Summa's products noncompetitive.

PATENTS, TRADEMARKS AND LICENSES

     LexaLite and KVP hold numerous domestic and foreign patents on products which they have developed or acquired that expire on dates ranging from the near term to 2010. In addition, several active patent applications are being processed. The extent to which patents provide a commercial advantage or inhibit the development of competing products varies. To a large extent, however, Summa is required to rely upon common law concepts of confidentiality and trade secrets, as well as economic barriers created by the required investments in tooling and technical personnel and the development of customer relationships, to protect its proprietary products. Summa also has foreign and domestic trade name and trademark registrations covering the names and logos which appear on its product which, in the opinion of management, are helpful in enabling Summa to maintain its present competitive position.

EMPLOYEES

     At August 31, 1996, Summa had 98 employees, including three employees who comprise Summa's senior administrative staff, 64 employees at KVP, of whom 16 were involved in sales and marketing, 40 in manufacturing, 8 in general administration, and 29 employees at GST, of whom 4 were involved in sales and marketing, 21 in manufacturing, and 4 in general administration. At June 30, 1996, LexaLite had approximately 100 salaried and 168 hourly employees, including 10 involved in sales and marketing, 5 in research and development, 227 in manufacturing, and 26 in general administration. LexaLite's headquarters is located in a small town in Northwest Michigan that has a limited labor pool, and LexaLite is one of the largest employers in the area. Occasionally, LexaLite has had to recruit individuals for key positions from outside the area and has incurred some delays in filling these positions. In 1985, LexaLite opened a branch plant near Nashville, Tennessee, in an area which, at the time, had a labor surplus. Subsequently, a number of other employers have opened plants in that area and management currently does not consider a labor surplus to exist there. No employees of any of Summa's operating subsidiaries are covered by a collective bargaining agreement. Summa considers its relationship with its employees to be good.

     Implementation of Summa's strategy for growth through acquisitions will continue to depend to a significant extent upon the continued services of Mr. Swartwout. In addition, Summa will continue to depend upon other members of its senior administrative staff, and upon the continuing services of the key management employees of each of the companies it acquires. Several key engineers who have designed many of Summa's products are in the latter stages of their careers. Karl V. Palmaer was the founder of KVP Systems, Inc. and is now a product development consultant to and a director of Summa. Robert L. Green founded GST Industries, Inc. and is currently its President and a Vice President of Summa. In connection with the Merger, Josh T. Barnes, the founder of LexaLite, was elected to the Board of Directors of Summa, continues to serve on a consulting basis at LexaLite. Messrs. Palmaer, Green and Barnes are 75, 74 and 68 years old, respectively. There can be no assurance that these key individuals will continue to contribute at the same level in the future, and there can be no assurance that the product inventors and designers within Summa and its subsidiaries, or inventors and designers recruited in the future, can perform those functions as innovatively and effectively as those three individuals. Although each of LexaLite's executive officers has indicated an intention to continue in his or her present positions following the Merger, there can be no assurance that one or more of these executives will not leave LexaLite in the foreseeable future. Moreover, there can be no assurance that Summa will be successful in retaining the members of its administrative staff, or the key management employees of its other operating subsidiaries, or in attracting and retaining any additional personnel that may be required. The loss of the services of one or more of members of Summa's senior administrative staff or key management employees could have a material adverse affect upon Summa.

ITEM 2.  PROPERTIES.

     Summa's principal executive offices are located in approximately 300 square feet of office space in Torrance, California, under a lease that expires in June 1997. In January 1996, KVP relocated to a larger leased facility in an industrial park in Rancho Cordova, California, which contains 48,000 square foot office and manufacturing space, to provide for expanding operations of its material handling component business. The lease expires in February 2001. GST leases 28,000 square feet of office and manufacturing space in an industrial park in Santa Ana, California. The lease expires in October 1997. Summa believes that in general all of the facilities currently used by each operating subsidiary are adequate for present and foreseeable needs, and that expiring leases can be renegotiated or alternate facilities can be leased on favorable terms, as necessary.

     LexaLite's original plant and corporate headquarters, which has been expanded several times, comprises 94,000 square feet of manufacturing and office space on 14 acres of land on the shore of Lake Michigan in Charlevoix, Michigan. The LRC comprises 14,700 square feet of office, testing and light manufacturing area on three-quarters of an acre of land in Charlevoix, Michigan, and the LSC comprises 27,500 square feet of office and manufacturing area on 11 acres of land in a business park in Charlevoix. This facility was constructed with utilities in place so that it can be modularly expanded as required. The Tennessee plant comprises 55,000 square feet of office and manufacturing area on 24 acres of land in Dickson, Tennessee. All four facilities are owned by LexaLite, substantially of all which are pledged to secure debt. The LSC was built with the proceeds of a Michigan Industrial Revenue Bond.

     Summa also owns approximately 63,000 square feet of factory and office space on approximately 3.4 acres in Fullerton, California which it leases to Morehouse-COWLES, Inc., a former subsidiary of Summa. The lease expires in July 2006. See Item 1, "Sale of Discontinued Operations".


ITEM 3.  LEGAL PROCEEDINGS.

     Summa encounters lawsuits from time to time in the ordinary course of its business, and at August 31, 1996, each of KVP and GST/Stang was party to a civil lawsuit described below. Summa has obtained liability insurance coverage for each of the past five years, such insurance may not be available in the future at economically feasible premium rates. Additionally, some lawsuits filed against Summa in the past have contained claims not covered by insurance, or sought damages in excess of policy limits, and such claims could be filed in the future. Any losses that Summa may suffer from current or future lawsuits, and the effect such litigation may have upon the reputation and marketability of Summa's products, could have a material adverse impact on the financial condition and prospects of Summa. LexaLite was not a party to any material pending or threatened litigation at August 31, 1996.

     In Laitram, et al. v.  KVP Systems, Inc., and counterclaims filed in the
        -------------------------------------
U.S. District Court in Eastern Louisiana in September 1993. The plaintiffs claim KVP has infringed upon two patents. The venue has been changed to Federal District Court in Sacramento, California. Summa contends the claims are invalid, and has filed counterclaims that Laitram has sued in bad faith and has acted in restraint of free trade. The case is in the advanced stage of discovery and is expected to be heard in court during fiscal 1997. Since the case involves a number of complex factual and legal issues, it is impossible to predict the outcome. Although Summa believes it has a reasonable expectation of prevailing, because no reserve therefor has been established, and in the absence of applicable insurance, the consequences of an adverse determination would be borne by Summa.

     In Wright v. Stang, et al., a piece of pipe, to which a water cannon
        -----------------------
manufactured by Stang was attached, broke, knocking a fireman down. Since Stang did not make or supply the pipe which failed, the case was dismissed. Subsequently, the plaintiff filed an appeal of the dismissal.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of the fiscal year ended August 31, 1996 to a vote of Summa's shareholders, through solicitation of proxies or otherwise.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

RECENT MARKET PRICES

     Summa's Common Stock is traded on The Nasdaq National Market under the
symbol "SUMX."   Historically, here has been a limited public market for Summa's
Common Stock. During the year ended August 31, 1996, the average weekly trading volume was approximately 17,600 shares. Although the number of shares outstanding in the public float, as well as the number of Summa's shareholders, increased significantly following the Merger, there can be no assurance that a more active trading market for the Summa Common Stock will develop or be sustained in the future. The stock markets have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors may adversely affect the market price of Summa's Common Stock for reasons unrelated to Summa's operating performance. The following table sets forth the high and low closing prices for a share of Summa's Common Stock on The Nasdaq National Market for the periods indicated.


  Quarter Ended                                        High                 Low
  -------------                                     ---------            --------
     November 1994 ..............................    $6.50                $5.25
     February 1995...............................     6.00                 4.75
     May 1995....................................     5.50                 4.75
     August 1995.................................     5.25                 4.75

  Quarter Ended
  -------------

     November 1995...............................     5.25                 3.75
     February 1996...............................     5.00                 3.88
     May 1996....................................     6.25                 5.13
     August 1996.................................     6.00                 5.50

  Quarter Ended
  -------------

     November 1996  (through November 22)........     6.50                 5.50

  On November 22, 1996, the closing price for a share of Summa's Common Stock was $5.75

DESCRIPTION OF SECURITIES

     The authorized capital stock of Summa consists of 10,000,000 shares of Common Stock, $.001 par value, and 5,000,000 shares of Preferred Stock, $.001
par value.   As of November 22, 1996, 4,073,411 shares of Summa's Common Stock were issued and outstanding, including a total of 2,209,651 shares held by non-affiliates of Summa, and no shares of Preferred Stock had been issued or were outstanding. The approximate number of holders of record of Summa's Common
Stock as of  November 22, 1996, was 528.   In addition, Summa estimates that
there are approximately 600 additional shareholders whose shares are held in "street name."

     Common Stock. Holders of Summa's Common Stock are entitled to one vote per share on each matter submitted to a vote of shareholders, and there is no cumulative voting for the election of directors. Subject to preferences that may be applicable to the holders of any outstanding Preferred Stock, each holder of Summa's Common Stock is entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor. Upon the liquidation, dissolution, or winding up of Summa, the holders of Common Stock are entitled to share ratably in all assets of Summa which are legally available for distribution, after payment of all debts and other liabilities and the liquidation preference of any outstanding Preferred Stock. Holders of Summa's Common Stock have no preemptive, subscription, redemption or conversion rights. The transfer agent and registrar for Summa's Common Stock is U. S. Stock Transfer Corporation, 1745 Gardena Avenue, Glendale, California 91204, telephone number, (818) 502-1404.

     Preferred Stock. The Board of Directors is authorized, subject to any limitations prescribed by the laws of the State of California, but without further action by Summa's shareholders, to provide for the issuance of Preferred Stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the designations, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof, and to increase or decrease the number of shares of any such series (but not below the number of shares of such series then outstanding) without any further vote or action by the shareholders. Although Summa has no present plans to issue any additional shares of Preferred Stock, the issuance of Preferred Stock in the future could provide voting or conversion rights that would adversely affect the voting power or other rights of the holders of Common Stock and thereby reduce the value of the Common Stock. In addition, the issuance of Preferred Stock may have the effect of delaying, deferring or
preventing a change in control of Summa.   In particular, specific rights
granted to future holders of Preferred Stock could be used to restrict Summa's ability to merge with or sell its assets to a third party, or otherwise delay, discourage, or prevent a change in control of Summa.

     Anti-Takeover Devices. In addition to the ability to issue Preferred Stock, Summa's Articles of Incorporation and bylaws provide for elimination of cumulative voting and the classification of the Board of Directors, provisions which are also likely to delay, discourage, or prevent a change in control of Summa. In approving the Merger, the shareholders of Summa also approved an amendment to the Articles of Incorporation of Summa to establish a 9-member Board of Directors divided into three classes serving staggered 3-year terms, with one-third of the members elected at each annual meeting. Accordingly, the period of time required for Summa shareholders who oppose the policies of Summa's Board of Directors to remove a majority of the Board will be extended from two to three years, unless they can show cause and obtain the required vote under California law.

SHARES ELIGIBLE FOR FUTURE SALE; RIGHTS TO ACQUIRE SHARES

     The shares of Summa's Common Stock issued in the Merger to the former LexaLite stockholder generally are freely tradeable, and a number of former LexaLite stockholders have indicated an intention to sell, as soon as practicable, all or a portion of their shares. In addition, 1,312,926 outstanding shares of Summa's Common Stock issued more than three years ago are held by "non-affiliates" of Summa and can therefore be sold pursuant to Rule 144 adopted by the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Securities Act"), without regard to the volume limitations of Rule 144. Sales of substantial amounts of Summa's Common Stock by the former stockholders of LexaLite, under Rule 144, or otherwise, or even the potential for such sales, could have a depressive effect on the market price of Summa's Common Stock and could impair Summa's ability to raise capital through the sale of its equity securities.

     At the time of the Merger, LexaLite had two stock option programs, a non-qualified stock option plan pursuant to which options to purchase 24,500 shares were outstanding. and a qualified plan pursuant to which options to purchase 26,050 shares were outstanding. In addition, options to purchase 54,000 shares were issued to the former participants in the LexaLite Stock Award Bonus Plan in consideration of the termination of the Plan effective upon consummation of the Merger. In connection with the Merger, both option plans were terminated and all outstanding options to purchase shares of LexaLite's common stock were converted into options to purchase 1.625 shares of Summa's Common Stock for each LexaLite share, for the same aggregate exercise price. Accordingly, the former holders of LexaLite options currently hold options to purchase an aggregate of 169,894 shares of Summa's Common Stock, at a weighted average exercise price of $5.01 per share, including options to purchase as aggregate of 30,062 shares of Summa's Common Stock, at a weighted average exercise price of $5.55 per share, held by Josh T. Barnes, currently a director of Summa. All of the shares issuable upon the exercise of these options have been registered for issuance under the Securities Act. Summa has also registered under the Securities Act 421,000 shares issuable upon exercise of options granted and to be granted under its stock option plans. The existence of outstanding stock options may adversely affect the terms on which Summa can obtain additional financing, and the holders of such options can be expected to exercise or convert such options at a time when Summa, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to Summa than those provided by the exercise or conversion of such options.

DIVIDEND POLICY

     Summa has not paid a cash dividend since the fiscal year ended August 31, 1983. Summa intends to retain earnings, if any, for use in its business and currently does not intend to pay cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected financial data set forth below for the three years ended August 31, 1994, 1995 and 1996 has been derived from the audited consolidated financial statements of Summa included under Item 14(a) below and should be read in conjunction with those financial statements (including the notes thereto) and with the "Summa Management's Discussion and Analysis of Summa's Results of Operations and Financial Condition" included under Item 7 below. The selected financial data set forth below for the years ended August 31, 1992 and 1993 have been derived from audited consolidated financial statements of Summa that are not included herein.


STATEMENT OF INCOME DATA:                                      FISCAL YEARS ENDED  AUGUST 31,
------------------------                   --------------------------------------------------------------------
                                                 1992         1993         1994          1995           1996
                                                 ----         ----         ----          ----           ----
                                                             (in thousands, except per share amounts)
Net sales ...............................       $4,095       $5,284       $10,279       $10,247        $12,742
Cost and expenses:
 Cost of sales ..........................        2,406        3,016         5,510         5,609          6,847
 Selling, general and administrative
   Interest-net .........................        1,285        1,700         3,623         3,480          4,566
                                                    16           --            --            --            (15)
 Total costs and expenses from                  ------       ------       -------       -------        -------
   continuing operations.................        3,707        4,716         9,133         9,089         11,398
                                                ------       ------       -------       -------        -------
Income from continuing operations
 before provision for taxes,
 extraordinary item and cumulative
 effect of accounting change ............          388          568         1,146         1,158          1,344
Provision for income taxes ..............          150          355           645           482            541
                                                ------       ------       -------       -------        -------
Income from continuing operations
 before extraordinary item and
 cumulative effect of accounting change..          238          213           501           676            803
Income (loss) from discontinued
 operations, net of the effect
 of income tax ..........................          152          179           118           (28)          (235)
Extraordinary item, tax benefit of
 net operating loss carryforward ........          208          321           ---           ---            ---
Cumulative effect of accounting change.            ---          ---           100           ---            ---
                                                ------       ------       -------       -------        -------
Net income ..............................       $  598       $  713       $   719       $   648        $   568
                                                ======       ======       =======       =======        =======

Weighted average number of shares .......          973        1,020         1,548         1,553          1,603

Income per common and equivalent share:
 Income from continuing operations
 before extraordinary item and
 cumulative effect of accounting change..       $  .24       $  .21       $   .32       $   .44        $   .50
Income (loss) from discontinued
 operations,
 net of the effect of income tax ........          .16          .18           .08          (.02)          (.15)
 Extraordinary item .....................          .21          .31           ---           ---            ---
 Cumulative effect of accounting change..          ---          ---           .06           ---            ---
                                                ------       ------       -------       -------        -------
 Net income per common and
  equivalent share ......................       $  .61       $  .70       $   .46       $   .42        $   .35
                                                ======       ======       =======       =======        =======


BALANCE SHEET DATA:                                                       AUGUST 31,
                                                 1992         1993          1994          1995           1996
                                                --------------------------------------------------------------
Assets ..................................       $4,628       $8,758       $10,009       $11,278        $11,825
Working capital .........................        1,315        2,203         2,086         1,882          2,975
Long-term debt ..........................          450          415           305           400            300
Shareholders' equity ....................        3,009        6,505         7,224         7,930          8,644


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

       Statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding Summa's expectations, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in this "Management's Discussion and Analysis" section and elsewhere in this Annual Report on Form 10-K. The forward-looking statements are made as of the date hereof, and Summa assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

       As discussed in more detail under Item 1 above, Summa has adopted a strategy of growth by acquisitions. Although GST and KVP had each been established for over 15 years prior to their acquisition by Summa, the continuing businesses of Summa have been operating under their current ownership structure for only five years and three years respectively. LexaLite, in turn, has operated as a wholly-owned subsidiary of Summa only since November 21, 1996. There can be no assurance that Summa will be able to sustain rates of revenue growth and profitability in future periods which are comparable to those experienced in the past two years.

       Although the existing management of an acquired company typically would be retained to manage day to day operations, it is anticipated that the business of the acquired company could be expanded through enhanced financial, marketing and administrative support to be furnished by the executive officers of Summa. Any such expansion could place a significant strain on Summa's management and resources, require Summa to implement additional operating, marketing and financial controls, and necessitate that Summa hire additional personnel, which could have a significant adverse effect on Summa's operating results. It is also likely that any such acquisition would require Summa to raise additional capital to finance the acquisition or provide working capital to the acquired company. If this additional capital were raised through debt financings, Summa would incur substantial additional interest expense; sales of additional equity to raise the needed capital would dilute, on a pro-rata basis, the percentage ownership of all holders of Summa Common. There can however, be no assurance that sufficient financing will be available to Summa to implement its acquisition strategy on terms and conditions that are acceptable to Summa, if at all.

       LexaLite sells its products and services primarily to manufacturers of lighting fixtures, of which there are a limited number. As a consequence, a significant portion of LexaLite sales are to relatively few customers. Most of GST's sales of aerospace assemblies are for the F-16 and derivative aircraft, and are made to a foreign government engaged in a U.S. sanctioned cooperative aircraft manufacturing program, to Lockheed Aircraft, and to the Department of Defense. Because the F-16 is a mature program which is being phased out, GST faces a possible loss of most of its defense related business over the next several years. The sales of the aerospace assemblies segment represented 15%, 15% and 21% of Summa's consolidated net sales for 1996, 1995 and 1994, respectively, with sales to the largest customer for the years ended August 31, 1996, 1995 and 1994 constituting 6%, 7% and 10% of consolidated net sales, respectively. The largest customer of any operating subsidiary following the Merger is expected to represent approximately 10% of consolidated net sales, and there can be no assurance that the loss of more than one of these significant customers would not occur simultaneously.

       Summa's consolidated backlog increased slightly during fiscal 1995, to $2,924,000 at August 31, 1995. By August 31, 1996, backlog had decreased to $2,475,000 primarily as a result of decreased backlog in the defense business. The open order backlog, believed to be firm, is comprised of orders for components and spare parts, with scheduled deliveries from September 1996 through fiscal 1998. However, Summa faces a probable loss of most of its defense related business over the next several years, as mature programs are wound down. Because Summa has historically booked some disproportionately large orders during its fiscal years, and because backlog is usually not material except in the defense business, the amount of firm order backlog at year-end cannot necessarily be used as an indicator of future sales volume.

       During the fiscal year ended August 31, 1996, Summa completed the divestiture of its industrial process equipment subsidiary, Morehouse-COWLES,
Inc., which is described in more detail under Item 1 above.   Since Summa
announced on January 30, 1996 that it had entered into a letter of intent to sell Morehouse-COWLES to a prospective purchaser, Morehouse-COWLES, Inc. has been treated for accounting purposes as a discontinued operation in Summa's interim financial statements since that date. For the nine months ended May 31, 1996, Morehouse-COWLES lost $421,000 before income taxes on sales of $5,638,000, compared to net income of $7,000 before taxes on sales of $6,048,000 for the nine months ended May 31, 1995.

       Although none of the businesses currently conducted by Summa's operating subsidiaries is considered to be seasonal, each involves the sale of components to be incorporated into capital equipment provided by its customers, the demand for which depends upon a number of factors beyond the control of Summa. Among other factors which would affect the demand for the products offered by Summa, it can be expected that economic conditions generally, the availability of credit, as well as industry conditions in the markets for Summa's products, could have a significant impact upon the decisions of prospective customers as to the timing of purchases of additional or replacement products. For these and other reasons, it is possible that Summa's quarterly revenues and profitability on a consolidated basis may fluctuate from time to time, although the likelihood of extreme changes may be mitigated by the fact that the operating subsidiaries sell components into several different markets. Moreover, there can be no assurance that a major economic downturn or severe tightening of credit would not adversely affect the demand for all of Summa's products concurrently.

       Any future success that Summa might enjoy will depend upon many factors including factors which may be beyond the control of Summa or which cannot be predicted at this time. These factors may include changes in the markets for the products offered by Summa through its operating subsidiaries, increased levels of competition including the entry of additional competitors and increased success by existing competitors, reduced margins caused by competitive pressures and other factors, increases in operating costs including costs of production, supplies, personnel, equipment, import duties and transportation, increases in governmental regulation imposed under federal, state or local laws, including regulations applicable to environmental, labor and trade matters, changing customer profiles and general economic and industry conditions that affect customer demand, the introduction of new products by the Company or its competitors, the timing of the Company's advertising and promotional campaigns, and other factors.

BUSINESS SEGMENT INFORMATION

       Prior to the acquisition of LexaLite, Summa's continuing operations (excluding the discontinued operations of Morehouse-COWLES) were conducted in three business segments through two operating subsidiaries, KVP and GST. The following table sets forth certain information with respect to the contribution to consolidated net sales and operating income generated by, and the dollar value of assets identified to, each of KVP and GST during the three years ended August 31, 1996, as well as the impact of the parent company's operations on consolidated operating income and the dollar value of assets identified to the parent company:

                         MATERIAL
                         HANDLING     FIREFIGHTING  AEROSPACE    CORPORATE
                         COMPONENTS   EQUIPMENT     ASSEMBLIES   AND OTHER        TOTAL
                         ------------------------------------------------------------------
                                       FISCAL YEAR ENDED AUGUST 31, 1996
Net sales                $8,124,000   $2,740,000    $1,878,000   $     ---      $12,742,000
Operating income            850,000      327,000       391,000     (224,000)      1,344,000
Identifiable assets       5,696,000      771,000       691,000    4,667,000      11,825,000

                                       FISCAL YEAR ENDED AUGUST 31, 1995

Net sales                $6,567,000   $2,096,000    $1,584,000   $     ---      $10,247,000
Operating income            903,000      158,000       388,000     (291,000)      1,158,000
Identifiable assets       4,554,000      683,000       669,000    5,372,000      11,278,000

                                       FISCAL YEAR ENDED AUGUST 31, 1994

Net sales                $5,061,000   $3,075,000    $2,143,000   $     ---      $10,279,000
Operating income            591,000      260,000       435,000     (140,000)      1,146,000
Identifiable assets       3,903,000      729,000       884,000    4,483,000       9,999,000
===========================================================================================

     During the most recent fiscal year of LexaLite which ended on June 30, 1996, prior to the acquisition of LexaLite by Summa, LexaLite's net sales and operating income, and the dollar value of LexaLite's assets were $36,089,000, $3,239,000, and $24,109,000, respectively.

RESULTS OF OPERATIONS

     The following table sets forth certain statements of income information for Summa's continuing operations as a percentage of sales for the three years ended August 31, 1994, 1995 and 1996, as well as Summa's effective income tax rate for each period presented. As discussed below, Summa's statements of income have been restated to reflect the discontinuance of operations and subsequent sale of the Morehouse-COWLES industrial process equipment business.

                                                     FISCAL YEARS ENDED AUGUST 31,
                                                    --------------------------------
                                                      1994        1995        1996
                                                    ---------   ---------   --------

  Net sales                                            100.0%      100.0%     100.0%

  Gross profit                                          46.4%       45.3%      46.3%

  S,G & A expense                                       35.3%       34.0%      35.7%

  Profit from continuing operations before tax          11.1%       11.3%      10.5%

  Income from continuing operations before
     cumulative effect of  accounting change             4.9%        6.6%       6.3%

  Effective tax rate                                    56.3%       41.6%      40.3%


     Sales. For the year ended August 31, 1995, total sales were virtually unchanged from the prior fiscal year. A decrease in the sales of Stang (without benefit of a large 1994 contract) and a decrease in the shipments of the defense business were offset by strong growth in the material handling components business of KVP Systems, Inc. KVP's sales growth is attributable to growing acceptance of its products and the market for its products, an expanded sales organization and new product development.

     For the year ended August 31, 1996, sales increased by $2,495,000, or 24%, over the prior fiscal year, primarily due to continued growth in sales in the material handling components business and increased sales by Stang as a result of participation in increased building and expansion activity in the petrochemical industry.

     Gross Profit. Gross profit decreased both in dollar amount (by $131,000, or 3%,) and as a percentage of sales (by 1%) during the year ended August 31, 1995. This decrease in the gross profit and gross margin was attributable primarily to the absence in fiscal 1995 of the higher than normal gross margins on the large 1994 Stang contract.

     Gross profit for the year ended August 31, 1996 was $5,895,000, an increase of $1,257,000, or 27%, over the level of gross profit generated during the year ended August 31, 1995. The increase in gross profit is primarily due to the growth in the material handling components business and increased sales by Stang. As a percentage of sales, the gross profit margin increased from 45.3% for the year ended August 31, 1995 to 46.3% for the year ended August 31, 1996, primarily due to improved margins at Stang related to higher volume.

     Selling, General and Administrative Expense. For the year ended August 31, 1995, selling, general and administrative expense decreased by $143,000, or 4%. This reduction in net selling, general and administrative expense was the result of a decrease of $442,000 in the amount of contingent performance payments accrued for the former shareholders of GST as a consequence of decreased sales and profitability of Stang and the GST defense business, along with a decrease in commissions on the reduced level of Stang sales, partially offset by increased sales and marketing costs incurred by KVP in expanding its sales organization.

     Selling, general and administrative expenses for the year ended August 31, 1996 increased by $1,071,000, or 31%, when compared to total operating expenses for fiscal year 1995, and as a percentage of sales, increased from 34.0% to 35.7%, largely reflecting increases in sales and marketing expenses at KVP associated with expanding the sales organization and due to increased contingent performance payments related to increased sales and profitability at GST and Stang.

     Effective Tax Rate. The effective income tax rate, which is a composite of federal and state taxes, decreased from 56.3% for fiscal 1994 to 41.6% in fiscal 1995, primarily as a result of a decrease in non-deductible contingent performance accruals due the former shareholders of GST. In fiscal 1996, the effective tax rate decreased further to 40.3% as there were no non-deductible contingent consideration accruals.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities is Summa's most important source of liquidity. During the year ended August 31, 1995, Summa used $235,000 of cash, primarily because cash used by discontinued operations of $894,000 related to inventory growth more than offset cash provided by continuing operations of $659,000. Net cash provided by operating activities for the year ended August 31, 1996 was $1,577,000, substantially from continuing operations. The improved cash flows are primarily attributable to lower growth in inventories, lower payments of accrued contingent performance payments and lower required tax payments. Additionally, $608,000, net of fees and cash retained by Morehouse-COWLES, was received as partial consideration for the sale of Morehouse-COWLES, Inc.

     Summa has a revolving line of credit facility of $2,000,000 with an expiration date of January 1, 1997. The line of credit is secured by all the assets of Summa. The outstanding balance bears interest at one-quarter percentage point above the bank's prime rate. There were no borrowings under the Company's line of credit at August 31, 1996, a reduction of $938,000 from the August 31, 1995 amount due.

     Working capital of Summa's continuing operations decreased by $204,000, or 10%, from $2,086,000 at August 31, 1994 to $1,882,000 at August 31, 1995. This
decrease was attributable primarily to increased utilization of Summa's line of credit to finance the working capital needs of the discontinued business unit, which more than offset increases in inventories and accounts receivable associated with higher levels of sales by KVP Systems, Inc. Accordingly, Summa's working capital increased by $1,093,000, or 58%, to $2,975,000 at August 31, 1996, reflecting decreased utilization of the line of credit. Over this two-year period, Summa's current ratio increased from 1.9 to 2.4 and the quick ratio increased from .8 to 1.1.

     Asset utilization in Summa's continuing operations for the fiscal years ended August 31, 1995 and 1996, is illustrated in the following table:


                                                    YEAR ENDED AUGUST 31,
                                                    ---------------------
                                                      1995        1996
                                                    ---------   ---------

          Average working capital turnover          5.2 times   5.2 times
          Average accounts receivable turnover      7.8 times   8.4 times
          Average inventory turnover                3.7 times   3.5 times


     Summa's investment in property, plant and equipment in the years ended August 31, 1995 and 1996 relates primarily to the acquisition of molds for new products in the material handling components business. Summa expects to continue to invest heavily in tooling for new products. At August 31, 1996, Summa was not committed to any outside supplier for major capital expenditures, and believes its present capacity, augmented by anticipated continued investment in new product tooling for the materials handling components business, will be sufficient to meet demand for its products with competitive lead times while producing quality products in a cost-effective manner. Cash flows from operations are anticipated to be sufficient to fund the working capital and planned capital expenditure requirements of KVP and GST for the next twelve months.

     The Company is involved in or has recently settled certain legal
proceedings described under Item 3.   However, it is not anticipated that these
proceedings will have any significant adverse effect upon the Company's liquidity or capital resources, since management believes that the Company is adequately insured against reasonably anticipated costs and expenses that might be incurred in connection therewith.

     LexaLite's most important sources of liquidity are cash provided by operating activities and credit arrangements with a bank. Cash flow from operations has been $3,327,000 and $2,754,000 during 1996 and 1995, respectively. In addition, LexaLite has available credit facilities totaling $4,250,000. Plans for capital additions of approximately $2,600,000 in 1997 are anticipated to be financed through cash flows from operations and the existing credit facilities.

SUMMARY LEXALITE HISTORICAL FINANCIAL INFORMATION

     The following table summarizes (in thousands) information set forth in the audited financial statements of LexaLite and the notes thereto which are included under Item 14(a) of this Annual Report on Form 10-K, and should be read in conjunction with those financial statements and the related notes.


                                                         YEAR ENDED JUNE 30,
                                                    ----------------------------
     INCOME STATEMENT DATA:                            1994      1995      1996
     ----------------------                         --------   -------   -------

     Net Sales..................................    $26,771   $33,235   $36,089
     Income before provision for income taxes...      1,814     2,224     2,551

     Net income.................................    $ 1,183   $ 1,422   $ 1,588
                                                    =======   =======   =======

     Weighted average number of shares..........      1,385     1,427     1,477

                                                             AS OF JUNE 30,
                                                    ----------------------------
     BALANCE SHEET DATA:                               1994      1995      1996
     -------------------                            -------   -------   -------
     Total assets...............................    $17,147   $23,388   $24,109
     Working capital............................      2,249     3,060     3,599
     Long-term debt.............................      5,670    10,490     8,264
     Stockholders' equity.......................    $ 5,983   $ 7,714   $ 9,505


SUMMARY PRO FORMA COMBINED FINANCIAL INFORMATION

     The following information has been derived from and should be read in conjunction with the separate audited historical financial statements of Summa and LexaLite, the unaudited pro forma combined financial statements of Summa and LexaLite, and the respective notes thereto, which are included under Item 14(a) of this Annual Report on Form 10-K. The pro forma combined income statement data gives effect to the Merger as if it had occurred on September 1, 1995. The pro forma combined balance sheet gives effect to the Merger as if it had occurred on August 31, 1996. The pro forma financial information should not be construed to be indicative of the actual financial condition or results of operations of Summa on a consolidated basis after consummation of the Merger.

                                                            YEAR ENDED
     INCOME STATEMENT DATA:                               AUGUST 31, 1996
     ---------------------                                ---------------

     Net sales.........................................           $48,831
     Income from continuing operations before
      provision for taxes..............................             3,758
     Net income from continuing operations.............             2,309
     Net income per share from continuing operations...           $   .57

       Weighted average number of shares...............             4,033


                                                                AS OF
     BALANCE SHEET DATA:                                  AUGUST 31, 1996
     ------------------                                   ---------------
     Total assets......................................           $39,234
     Working capital...................................             6,124
     Long-term debt....................................             8,564
     Shareholders' equity..............................            19,149
     Book value per share..............................           $  4.79

PENDING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on the estimated future cash flows (undiscounted and without interest charges). SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. Summa plans to adopt SFAS No. 121 as of September 1, 1996 and believes the effect of adoption will not be material to the financial statements.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation." Under SFAS No. 123, companies have the option to implement a fair value-based accounting method or continue to account for employee stock options and stock purchase plans using the intrinsic value-based method of accounting as prescribed by Accounting Principles Board
(APB) Opinion No. 25 "Accounting for Stock Issued to Employees." Entities electing to remain under APB Opinion No. 25 must make pro forma disclosures of net income or loss and earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. SFAS No. 123 is effective for financial statements for fiscal years beginning after December 15, 1995.
The Company has tentatively determined it will continue to account for stock options under APB Opinion No. 25.


ITEM 8 CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     The following table sets forth certain information concerning Summa's executive officers and directors:

          Name                       Positions with Summa                     Age
          ----                       --------------------                     ---

     James R. Swartwout        Chairman, President, Chief Executive            50
                               Officer and Chief Financial Officer

     Coalson C. Morris         Director                                        80

     Dale H. Morehouse         Director                                        63

     Michael L. Horst          Director                                        50

     William R. Zimmerman      Director                                        69

     David McConaughy          Director                                        64

     Karl V. Palmaer           Director                                        75

     Byron C. Roth             Director                                        33

     Josh T. Barnes            Director                                        68

     Paul A. Walbrun           Vice President, Controller
                               and Secretary                                   54

     James R. Swartwout has been Chairman of the Board of Directors since August 1990, and Chief Executive Officer since July 1990. Previously, he had been the President and Chief Operating Officer since August 1989, after joining Summa in October 1988 as Executive Vice President and Chief Operating Officer. Before joining Summa, Mr. Swartwout was a principal in a private leveraged buyout venture. From April, 1985 to October, 1988, he served as Executive Vice President of Delphian Corporation, Sunnyvale, California, a manufacturer of analytical instruments, and held management positions at Farr Company, El Segundo, California, a manufacturer of industrial filtration systems.

     Coalson C. Morris has been a director of Summa since 1968. He also currently serves on the Board of Directors of PMC Mortgage Corporation.

     Dale H. Morehouse has served as a director of Summa since 1975. He was Chairman of the Board and Chief Executive Officer of Summa from February 1987 until August 1990, having previously held several offices of Summa from 1983 to 1987. Mr. Morehouse currently is retired.

     Michael L. Horst has been a director of Summa since 1978. He is an independent consultant specializing in strategic planning in real estate. He was formerly a Senior Vice President of PBR, a community planning consulting firm. Mr. Horst is a founding principal of International Tourism and Resort Advisors, a resort development consulting firm, serves as a lecturer at the University of Southern California, and is a founder of Shenoa, a retreat and learning center.

     William R. Zimmerman, the President of Zimmerman Holdings, Inc., a private investment company, has served on the Board of Summa since 1987. He is a former executive officer of Monogram Industries, Inc., Swedlow, Inc., and Avery International.

     David McConaughy, who has been on the Board of Summa since 1990, currently is the majority owner and President of Data Management Resources, which supplies and maintains integrated business management systems. Previously, Mr. McConaughy was on the faculty of the University of Southern California Graduate School of Business, and has had a strategic planning consulting practice.

     Karl V. Palmaer, a founder of KVP Systems, Inc., has been on the Board of Summa since 1993. Mr. Palmaer is active as a technical consultant to KVP Systems, Inc.

     Byron C. Roth has been President of Cruttenden Roth, Investment Bankers since 1993. Previously, he was Managing Director of Corporate Finance there. Prior to joining Cruttenden, Mr. Roth was Vice President, Corporate Finance, with R.G. Dickinson and Company.

     Josh T. Barnes is the founder of LexaLite and has been a director and executive officer thereof since its formation in 1963. Previously, Mr. Barnes served as a product developer and sales representatives for various thermoset and thermoplastic manufacturers. Mr. Barnes is a registered professional mechanical engineer (Michigan), holds degrees from Lawrence Institute of Engineering (Civil) and the U.S. Army Corps of Engineers Officer Training School, is a member of the Illuminating Engineering Society and the Society of Plastic Engineers, and holds several lighting related patents. He has long been active in the community of Charlevoix, Michigan and currently serves as its Mayor.

     Paul A. Walbrun has been Vice President, Controller and Secretary of Summa since October 1994, and was Vice President, Controller of Summa's former subsidiary, Morehouse-COWLES, Inc., from July 1994 until June 1996 when it was sold. Before joining Summa, Mr. Walbrun was Director of Financial Reporting with Bird Medical Technologies, Inc. and Controller of Stackhouse, Inc., a Bird Medical Technologies manufacturing subsidiary.

     Dale H. Morehouse and Michael L. Horst are cousins. Karl V. Palmaer is the father of Eric K. Palmaer, a Vice President of Summa. There are no other family relationships among any of Summa's executive officers and directors.

     During the fiscal year ended June 30, 1996, Summa's Board of Directors held __ meetings or otherwise took action by written consent. The Board has an Audit
Committee consisting of Messrs. McConaughy, Horst and Roth,    whose function is
to advise the Board on audit matters affecting Summa, including recommendations as to the appointment of independent auditors of Summa and reviewing with such auditors the scope and result of their examination of the financial statements of Summa. During the fiscal year ended August 31, 1995, this Committee held one meeting attended by all members. The Board acts as a whole with respect to compensation, administration of stock option plans, selection of nominees for election to the Board of Directors, and all other matters, and there are no other committees of the Board.


ITEM 11   EXECUTIVE COMPENSATION.

     The following summary compensation table sets forth the information regarding compensation for services in all capacities paid or accrued for the fiscal years indicated by Summa to its Chief Executive Officer. No other executive officer of the Company received cash compensation in excess of $100,000 for the fiscal year ended August 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM COMPENSATION
                                                                          ------------------------------------
                                        ANNUAL COMPENSATION                     AWARDS              PAYOUTS
                               -------------------------------------      ------------------------  ----------
NAME AND                                                                     STOCK                   L/TIP          ALL OTHER
--------
PRINCIPAL POSITION             YEAR    SALARY $   BONUS $    OTHER $       AWARDS $(1)   OPTIONS #   PAYOUTS $    COMPENSATION (2)
------------------             -----   --------   -------    -------      ------------   ---------   ---------    ----------------
James R. Swartwout,             1996    135,000         -     -0-               -0-        -0-         -0-            9,152
  Chairman, Chief               1995    132,083    26,250     -0-            23,500        -0-         -0-            9,150
  Executive Officer and         1994    121,792    33,600     -0-            12,000        -0-         -0-            8,934
  Chief Financial Officer
-----------------------------

(1) Includes stock awards of 5,000 shares in 1995 and 2,000 shares in 1994, valued at the average of the high and low trading price of Summa's Common Stock on the respective dates of award.
(2) Includes payments for a long term disability insurance policy and contributions under Summa's 401(k) Plan.

     Non-employee directors receive a fee of $300 and are reimbursed for travel expenses connected with each Board Meeting attended, but do not receive additional fees serving on the Audit Committee. During the fiscal year ended August 31, 1996, each of the seven outside directors was awarded an option to purchase 2,500 shares of Summa's Common Stock at an exercise price of $4.75, the closing price of the stock on the date of the grant.

Employment Arrangements.
-----------------------

     In March, 1994, the Company entered into an employment agreement with James
R. Swartwout under which he is to be paid an annual base salary to be determined by the Board of Directors, and an annual bonus of up to 40% of his base salary, to be determined by the Board of Directors based upon the performance of Summa during the preceding fiscal year, payable in cash or stock at his election. In the event of his termination, other than for cause, Mr. Swartwout is entitled to severance pay equal to six months of his current compensations. In the event of a "change in control" of Summa (defined as the acquisition by a person or group of either 30% or more of Summa's voting power or the right to elect a majority of the directors of Summa, the sale of 50% or more of the total fair market value of the Company's assets, or a specified change in the composition of Summa's Board of Directors), and regardless of whether his employment is terminated as a result of such event, Mr. Swartwout would be entitled to receive as a special bonus an amount equal to two year's base salary at the level then being paid to him.

     Josh T. Barnes currently serves on an "at will" basis as Executive Director of LexaLite, at a current salary of $60,000 per year, subject to annual review by the Boards of Directors of Summa and LexaLite. Mr. Barnes also is entitled to reimbursement for his necessary expenses including the costs of suitable transportation., and to receive incentive annual bonuses to be determined in accordance with a specified formula. Both Mr. Barnes and LexaLite have the right to terminate his employment at any time. in which event LexaLite would not obligated to provide Mr. Barnes any specific severance compensation except that his then current salary and benefits would continue for six months following termination. However, it is understood that the manner, notice and terms of termination of Mr. Barnes' employment by LexaLite would recognize the many years of his service to LexaLite. Mr. Barnes also has entered into a Non-Compete Agreement with LexaLite, which as modified in connection with the Merger, will be triggered by and survive the termination of his employment with LexaLite.

401(k) Plans
------------

     Summa has adopted Section 401(k) Plans benefitting substantially all employees in compliance with relevant ERISA regulations. The plans allow employees to defer specified percentages of their compensation, as defined, in a tax-exempt trust. The Company is required to make matching contributions, as defined, to the plan and may make additional profit-sharing contributions at the discretion of the Board of Directors. Total contributions to the 401(k) accounts of employees of KVP, GST and the parent company for the year ended August 31, 1996 was $83,000. During its fiscal year ended June 30, 1996, LexaLite contributed a total of $289,500 to the accounts of all of its participating employees.

Employee Stock Ownership Plan.
------------------------------

     In approving the Merger, the shareholders of Summa also approved the adoption by Summa of the Employee Stock Ownership Plan ("ESOP") of LexaLite, as amended, so that the ESOP Trustee is required to purchase shares of Summa's Common Stock in the market whenever it receives a cash contribution to the ESOP. Alternately, Summa will be able to make direct contributions of Common Stock to the ESOP as determined by Summa's Board of Directors. Benefits are payable to substantially all of LexaLite's employees in the form of shares of Summa's Common Stock. LexaLite provides discretionary contributions to the ESOP as determined by the Summa and LexaLite Boards of Directors, which are then allocated to the participants' accounts annually based on hours of service, compensation and vesting parameters (typically 20% per year of service). LexaLite employees who receive distributions of Summa's Common Stock ESOP during the three full years following the Merger retain the option to cause the ESOP Trust to purchase the shares at a price determined in accordance with a specified formula, rather than receive a distribution of the shares which must then be sold in the public marketplace. In the fiscal year ended June 30, 1996, LexaLite's contributions to the ESOP totalled $143,000, with 191 active participants.

     NBD Bank, N.A., the trustee of the ESOP Trust which holds shares of Summa's Common Stock for the ESOP, has voting and limited investment power over shares held by the ESOP Trust that have not been allocated to individual accounts. The ESOP is administered by an Administrator, currently Mr. Swartwout, who has the power to direct the trustee as to the voting of shares held by the ESOP Trust that have not been allocated to individual accounts, and has the power to direct the trustee as to the voting of shares held by the ESOP Trust that have been allocated to individual accounts unless the ESOP Trust receives a loan or other extension of credit to purchase Summa's Common Stock or more than 10% of the ESOP's assets are invested in Summa's Common Stock, in which event participants are entitled to vote the shares allocated to their accounts on the merger, consolidation, recapitalization, reclassification, liquidation or dissolution, sale of substantially all of Summa's assets, or any similar transaction. The trustee and Administrator each disclaim beneficial ownership of shares held by the ESOP Trust, and the ESOP shares are not reported as beneficially owned by either the trustee or the Administrator unless the shares have been allocated to their respective individual accounts.

     At the discretion of Summa's Board of Directors, the ESOP may expanded to include employees of other operating subsidiaries of Summa on such terms and provisions for contribution as may be adopted by the respective boards of directors of Summa and its other operating subsidiaries, to provide that future contributions thereto may be made either in cash or in shares of Summa's Common Stock, and to authorize the ESOP to borrow money for the purchase of Common Stock either in the public market or directly from ESOP participants.

Stock Option Plans
------------------

     Summa has three stock option plans, all of which have been approved by the shareholders of Summa and are administered by its Board of Directors. The 1984 Stock Option Plan (the "1984 Plan") provides for the grant of options to key employees to purchase an aggregate of 25,000 shares of Summa's Common Stock. At August 31, 1996, options to acquire 24,625 shares of Common Stock had been granted, including options to purchase 12,500 shares previously granted to Mr. Swartwout, at prices ranging from $1.50 to $5.00, the market price of the stock on the date of grant. At August 31, 1996, options to purchase 5,375 shares had
been exercised and options to purchase 14,875 shares were exercisable.   Under
the 1991 Stock Option Plan (the "1991 Plan"), options to purchase an aggregate of 150,000 shares of Summa's Common Stock may be granted to key employees, directors, consultants, vendors, and others. At August 31, 1996, options to purchase 125,000 shares had been granted, including options to purchase 25,000 shares previously granted to Mr. Swartwout, at prices ranging from $2.72 to $6.00. Of these options, options for 90,497 shares were exercisable but none had been exercised, and options to purchase 25,000 shares remained available for future grant. The 1995 Stock Option Plan (the "1995 Plan") provides for the grant of options to purchase an aggregate of 250,000 shares of Summa's Common Stock, which may be granted to key employees, directors, consultants, vendors, customers and others. At August 31, 1996, options to purchase 101,223 shares, at prices ranging from $3.613 to $5.10, had been granted to ten employees and seven directors, of which options to purchase 96,207 shares were exercisable, none of which had been exercised. Options to purchase 148,777 shares remained available for future grant. No options were granted to Mr. Swartwout under the 1984 Plan, the 1991 Plan or the 1995 Plan during the fiscal year ended August 31, 1996.

     The following table sets forth information regarding Summa options exercised during the year ended August 31, 1996 by the executive officer of the Company identified in the Summary Compensation Table set forth above, as well as the aggregate value of unexercised options held by such executive officer at August 31, 1996. The Company has no outstanding stock appreciation rights, either freestanding or in tandem with options.

 AGGREGATED OPTION EXERCISES LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                                                                   Value of Unexercised
                                                     Number of Unexercised         in-the-money Options
                           Shares                 Options at Fiscal Year End     at Fiscal Year End ($) (1)
                        Acquired on     Value     ---------------------------   ---------------------------
Name                    Exercise (#)   Realized   Exercisable   Unexercisable   Exercisable   Unexercisable
---------------------   ------------   --------   -----------   -------------   -----------   -------------

James R. Swartwout               --          --        37,500              --      $113,350              --
---------------------

(1) Calculated based on the closing price of the Company's Common Stock as reported on The NASDAQ National Market System on August 31, 1996, which was $6.00 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the ownership of Summa Common Stock as of November 22, 1996 by each shareholder known by Summa to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, each director of Summa, and all executive officers and directors of Summa as a group. Each of the shareholders has sole voting and investment power with respect to the shares he beneficially owns, subject to applicable community property laws. Unless otherwise indicated, the address of each shareholder listed is in care of Summa, 21250 Hawthorne Boulevard, Suite 500, Torrance, California 90503.

                                                                 SHARES           PERCENT
                                                               BENEFICIALLY         OF
              NAME                                                OWNED            CLASS (1)
   --------------------------                                  -------------      ----------
   Coalson C. Morris (2)......................................   10,945             0.3

   Dale H. Morehouse (2)(3)(4).................................  99,622             2.4

   Michael L. Horst (2)........................................  13,057             0.3

   William R. Zimmerman (2)....................................  10,025             0.2

   James R. Swartwout (2)......................................  73,479             1.8

   David McConaughy (2)........................................  12,500             0.3

   Karl V. Palmaer (2)......................................... 140,228             3.4

   Byron C. Roth (2)...........................................  10,000             0.2

   Josh T. Barnes  (2) (5)..................................... 269,596             6.6

   Employee Stock Ownership Trust.............................. 815,746            20.0

   Arthur R. Marshall (6)...................................... 268,125             6.6

   Wilfred G. Cryderman (6).................................... 268,125             6.6

   All directors and executive
   officers as a group (9 persons)(2)(3)(4)(5)................. 639,452            15.2
-----------------------------------

(1) Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission, based on information furnished by each holder listed. The percentages shown include shares which each named shareholder has the right to acquire within 60 days of the date hereof. In calculating percentage ownership, all shares which a named shareholder has the right to so acquire are deemed outstanding for the purpose of computing the percentage ownership of that shareholder, but are not deemed outstanding for the purpose of computing the percentage ownership by any other shareholder. Listed persons may disclaim beneficial ownership of certain shares.
(2)  Includes currently exercisable stock options.
(3) Includes shares held as Trustee for the Morehouse Family Revocable Living Trust.
(4) Includes shares held as Trustee for Dale H. Morehouse, Inc. Defined Benefit Pension Trust.
(5) Includes shares held in one or more living trusts, in a Section 401(K) Plan, and in the ESOP.
(6) Includes shares held in one or more revocable living trusts of which the shareholder is a beneficiary.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Josh T. Barnes, a member of Summa's Board of Directors, owns and operates Business Activities Corporation (B.A.C.), a Michigan corporation. LexaLite pays commissions to B.A.C. for sales of "800 Series" proprietary product, pursuant to a Design and Consulting Agreement effective January 1, 1993. LexaLite paid B.A.C. commissions of $85,000, $107,000, and $131,000 for the fiscal years 1994, 1995 and 1996, respectively. In the opinion of the management of LexaLite, the commissions paid to B.A.C. are comparable to those that could be arranged with an unrelated party. Mr. Barnes also has a Non-Compete Agreement with LexaLite which would become effective in the event of his termination of employment and/or of the Consulting Agreement between LexaLite and B.A.C. The Non-Compete Agreement provides for the payment to Mr. Barnes of $15,000 per quarter for 20 consecutive quarters from and after the date on which the Non-Compete Agreement becomes effective. The Non-Compete Agreement expires ten (10) years following the date of the first such payment.

     Summa's Bylaws provide that Summa must indemnify its officers and directors, and may indemnify its employees and other agents, to the fullest extent permitted by California law. California law provides that directors of a California corporation will not be personally liable for monetary damages for breach of fiduciary duties as directors except for liability as a result of their duty of loyalty to the corporation for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, unlawful payments of dividends or stock transactions, unauthorized distributions of assets, loans of corporate assets to an officer or director, unauthorized purchase of shares, commencing business before obtaining minimum capital, or any transaction from which a director derived an improper benefit. Such limitations do not affect the availability of equitable remedies such as injunctive relief or rescission. At present, there is no pending litigation or proceeding involving any director, officer, employee, or agent of the Company where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to officers, directors or persons controlling Summa pursuant to the foregoing provisions, Summa has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

     Management believes that each of the foregoing transactions was in Summa's best interests and on terms no less favorable than could have been receiveed from an un-affiliated party in an arms-length transaction. As a matter of policy, any future transactions between Summa and any of its executive officers, directors, or principal shareholders, or any of their affiliates, will be on terms that a majority of the independent, disinterested members of Summa's Board of Directors believe to be no less favorable to Summa than could have been obtained from an unaffiliated third party in an arms-length transaction.


ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.   The following documents are either filed herewith or
     incorporated herein by reference:

  (1) CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
      --------------------------------------------------------

The audited consolidated financial statements of Summa as of August 31, 1995 and 1996 and for each of the three years ended August 31, 1996, (including the notes thereto which contain unaudited quarterly financial data for the two-year period ended August 31, 1996), the audited financial statements of LexaLite as of June 30, 1995 and 1996 and for each of the three years ended June 30, 1996 (including the notes thereto), the unaudited financial statements of LexaLite as of September 30, 1996 and for the three months then ended (including the notes thereto), the respective reports of independent public accountants thereon, and certain pro forma financial information which reflect the acquisition by Summa of LexaLite, are included herein as set forth in the Index to Financial Statements below.

  (2) FINANCIAL STATEMENT SCHEDULES.
      -----------------------------

      Schedule VIII - Valuation and qualifying accounts.

  (3) EXHIBITS.
      --------

      21.   Subsidiaries.
      23.1  Consent of Independent Public Accountants.

      All other Exhibits previously filed with the Securities and Exchange Commission in connection with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995 (File No. 1-7755) and the Company's Registration Statement on Form S-4 (File No. 333-11571) are by this reference incorporated herein.

  (b)  REPORTS ON FORM 8-K.   None.



                         INDEX TO FINANCIAL STATEMENTS

SUMMA INDUSTRIES
Report of Independent Public Accountants...................................................................    F-1
Consolidated Balance Sheets as of August 31, 1995 and 1996.................................................    F-2
Consolidated Statements of Income for each of the three years ended August 31, 1994, 1995 and 1996.........    F-3
Consolidated Statements of Shareholders' Equity for each of the three years ended
August 31, 1994, 1995 and 1996.............................................................................    F-4
Consolidated Statements of Cash Flows for each of the three years ended August 31, 1994, 1995 and 1996.....    F-5
Notes to Consolidated Financial Statements.................................................................    F-6

LEXALITE INTERNATIONAL CORPORATION

Report of Independent Public Accountants...................................................................    F-14
Balance Sheets as of June 30, 1995 and 1996................................................................    F-15
Statements of Income for each of the three years ended June 30, 1994, 1995 and 1996........................    F-17
Statements of Changes in Stockholders' Equity for each of the three years ended June 30, 1994, 1995, 1996..    F-18
Statements of Cash Flows for each of the three years ended June 30, 1994, 1995 and 1996....................    F-19
Notes to Financial Statements..............................................................................    F-20

Condensed Balance Sheets as of September 30, 1996..........................................................    F-28
Condensed Statements of Income for the three months ended September 30, 1995 and 1996 (unaudited)..........    F-29
Condensed Statements of Cash Flows for the three months ended September 30, 1995 and 1996 (unaudited)......    F-30
Notes to Condensed Financial Statements....................................................................    F-31

SUMMA AND LEXALITE PRO FORMA INFORMATION

Summa Industries Unaudited Pro Forma Condensed Consolidated Financial Statements...........................    F-32
Summa Industries Pro-Forma Condensed Consolidated Balance Sheet as of August 31, 1996......................    F-33
Summa Industries Pro-Forma Condensed Consolidated Statement of Income for the Year Ended
  August 31, 1996..........................................................................................    F-34


Report of Independent Public Accountants

TO:    THE BOARD OF DIRECTORS AND SHAREHOLDERS OF SUMMA INDUSTRIES

We have audited the accompanying consolidated balance sheets of SUMMA INDUSTRIES (a California corporation) and subsidiaries as of August 31, 1995 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SUMMA INDUSTRIES and subsidiaries as of August 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, effective September 1, 1993, the Company changed its method of accounting for income taxes.


                                                             ARTHUR ANDERSEN LLP

Orange County, California
October 3, 1996

SUMMA INDUSTRIES
Consolidated Balance Sheets at August 31
ASSETS                                        1995          1996
--------------------------------------------------------------------
Current assets:
   Cash and cash equivalents               $   182,000   $   567,000
   Accounts receivable, net of
    allowance for doubtful accounts
    of $59,000 in 1995 and $51,000 in
    1996                                     1,396,000     1,627,000
   Inventories                               1,685,000     2,186,000
   Prepaid expenses and other                  318,000       212,000
   Deferred tax asset                          381,000       444,000
--------------------------------------------------------------------
      Total current assets                   3,962,000     5,036,000
--------------------------------------------------------------------
Property, plant and equipment, at cost:
   Land                                        550,000       550,000
   Building and leasehold improvements       1,208,000     1,278,000
   Machinery and equipment                   3,153,000     3,911,000
   Office furniture and equipment              247,000       321,000
--------------------------------------------------------------------
                                             5,158,000     6,060,000
   Less: Accumulated depreciation and
    amortization                             1,554,000     2,082,000
--------------------------------------------------------------------
       Net property, plant and equipment     3,604,000     3,978,000
--------------------------------------------------------------------
Other assets                                    28,000     1,865,000
--------------------------------------------------------------------
Net assets of discontinued operations        2,702,000           ---
--------------------------------------------------------------------
Goodwill and other intangibles, net            982,000       946,000
--------------------------------------------------------------------
                                           $11,278,000   $11,825,000
====================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------
Current liabilities:
   Revolving line of credit                $   938,000   $       ---
   Accounts payable                            486,000       812,000
   Accrued salaries, wages and benefits        311,000       465,000
   Accrued performance payments                178,000       478,000
   Other accrued liabilities                   167,000       119,000
   Income tax payable                              ---       187,000
--------------------------------------------------------------------
      Total current liabilities              2,080,000     2,061,000
   Long-term debt                              400,000       300,000
   Deferred income taxes                       794,000       763,000
   Other long-term liabilities                  74,000        57,000
--------------------------------------------------------------------
      Total liabilities                      3,348,000     3,181,000
--------------------------------------------------------------------
Commitments and contingencies
--------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, par value $.001;
    5,000,000 shares authorized,
       none outstanding                            ---           ---
   Common stock, par value $.001;
    10,000,000 shares authorized,
    1,541,930 and 1,603,483 shares
    issued and outstanding
    at August 31, 1995 and 1996,
    respectively.                            6,011,000     6,157,000
   Retained earnings                         1,919,000     2,487,000
--------------------------------------------------------------------
      Total shareholders' equity             7,930,000     8,644,000
--------------------------------------------------------------------
                                           $11,278,000   $11,825,000
====================================================================

The accompanying notes are an integral part of these consolidated financial statements.

SUMMA INDUSTRIES
CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED AUGUST 31,
                                               1994            1995           1996
-------------------------------------------------------------------------------------
Net sales                                    $10,279,000   $10,247,000    $12,742,000
Cost of sales                                  5,510,000     5,609,000      6,847,000
-------------------------------------------------------------------------------------
     Gross profit                              4,769,000     4,638,000      5,895,000
Selling, general and administrative
 expenses                                      3,623,000     3,480,000      4,551,000
-------------------------------------------------------------------------------------
Income from continuing operations before
  provision for taxes and cumulative
  effect of accounting change                  1,146,000     1,158,000      1,344,000
Provision for income taxes                       645,000       482,000        541,000
-------------------------------------------------------------------------------------
Income from continuing operations before
 cumulative effect of accounting
 change                                           501,000       676,000        803,000
Income (loss) from discontinued operations,
 net of the effect of income tax of $79,000
 in 1994, ($12,000) in 1995  and ($186,000)
 in 1996                                          118,000       (28,000)      (235,000)
Cumulative effect of accounting change            100,000           ---            ---
--------------------------------------------------------------------------------------
Net income                                    $   719,000   $   648,000    $   568,000
======================================================================================
Income per common and equivalent share
    Income from continuing operations
     before cumulative effect of accounting
      change                                  $       .32   $       .44    $       .50
Income (loss) from discontinued
 operations, net of the effect of income
 tax                                                  .08          (.02)          (.15)
     Cumulative effect of accounting
      change                                          .06           ---            ---
--------------------------------------------------------------------------------------
Net income per common and equivalent
 share                                        $       .46   $       .42    $       .35
======================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

SUMMA INDUSTRIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------
                                           COMMON SHARES      COMMON       RETAINED       TOTAL
                                                               STOCK       EARNINGS
-------------------------------------------------------------------------------------------------
Balance at August 31, 1993                     1,529,895    $5,953,000    $  552,000   $6,505,000
Cashout of odd lots                               (1,938)      (12,000)          ---      (12,000)
Management bonus                                   2,000        12,000           ---       12,000
Net Income                                           ---           ---       719,000      719,000
-------------------------------------------------------------------------------------------------
Balance at August 31, 1994                     1,529,957     5,953,000     1,271,000    7,224,000
Cashout of odd lots                                  (27)          ---           ---          ---
Exercise of options                                7,000        34,000           ---       34,000
Management bonus                                   5,000        24,000           ---       24,000
Net Income                                           ---           ---       648,000      648,000
-------------------------------------------------------------------------------------------------
Balance at August 31, 1995                     1,541,930     6,011,000     1,919,000    7,930,000
Cashout of odd lots                                   (2)          ---           ---          ---
Stock redeemed in exercise of stock
 options                                          (5,200)      (32,500)          ---      (32,500)
Exercise of options                               35,923       178,500           ---      178,500
Reserved shares, acquisition of KVP               30,832           ---           ---          ---
Net Income                                           ---           ---       568,000      568,000
=================================================================================================
Balance at August 31, 1996                     1,603,483    $6,157,000    $2,487,000   $8,644,000
=================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

SUMMA INDUSTRIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED AUGUST 31
                                                  1994                1995                1996
---------------------------------------------------------------------------------------------------
Operating activities:
Net income                                       $   719,000         $   648,000         $  568,000
---------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to
 net cash provided by (used in) operating
    activities:
   Cumulative effect of change in
    accounting principle                            (100,000)                ---                ---
   Depreciation and amortization                     616,000             727,000            744,000
   Provision for doubtful accounts
    receivable                                        22,000             (15,000)            53,000
   Deferred income taxes                                 ---             327,000            (94,000)
   (Gain) loss on disposition of property
    and equipment                                     13,000             (10,000)               ---
   Net change in assets and liabilities, net
    of effects from purchase of Armenco
    Engineering in fiscal 1994:                                                             (59,000)
     Accounts receivable                            (644,000)             (6,000)            34,000
     Inventories                                     349,000          (1,617,000)           (73,000)
     Prepaid expenses and other assets              (146,000)           (203,000)            99,000
     Accounts payable                               (389,000)            759,000           (114,000)
     Accrued liabilities                             365,000            (845,000)           419,000
---------------------------------------------------------------------------------------------------
Total adjustments                                     86,000            (883,000)         1,009,000
---------------------------------------------------------------------------------------------------
 Net cash provided by (used in)
  operating activities                               805,000            (235,000)         1,577,000
---------------------------------------------------------------------------------------------------
Investing activities:
Acquisition of Armenco Engineering in fiscal 1994,
 net of cash acquired                               (400,000)                ---                ---
Sale of Morehouse-COWLES, Inc. in fiscal 1996, net
 of fees and of cash held by Morehouse-COWLES,
 Inc.                                                    ---                 ---            608,000
Capital expenditures:
   Purchases of property and equipment              (834,000)           (836,000)          (983,000)
   Cash paid for patents                              (3,000)            (16,000)           (21,000)
Net proceeds from the sale of equipment               21,000              53,000             96,000
---------------------------------------------------------------------------------------------------
      Net cash used in investing activities       (1,216,000)           (799,000)          (300,000)
---------------------------------------------------------------------------------------------------
Financing activities:
Net proceeds from (payments on) line of
 credit                                                  ---             938,000           (938,000)
Payments on long term debt                            (7,000)                ---           (100,000)
Principal payments under capital lease               (41,000)            (14,000)               ---
Proceeds from the exercise of stock
 options                                                 ---              34,000            146,000
Proceeds from the issuance of common
 stock                                                   ---              24,000                ---
---------------------------------------------------------------------------------------------------
      Net cash provided by (used in)
       financing activities                          (48,000)            982,000           (892,000)
---------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                                   (459,000)            (52,000)           385,000
Cash and cash equivalents, beginning of
 year                                                693,000             234,000            182,000
---------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of the
 year                                            $   234,000         $   182,000         $  567,000
===================================================================================================
 Supplemental cash flow information:
Cash paid during the period for interest         $    49,000         $    88,000         $  107,000
===================================================================================================
Cash paid during the period for income
 taxes                                           $   681,000         $   427,000         $  301,000
===================================================================================================

Supplemental disclosure of noncash investing activities:
The Company received a note receivable of $1,771,000 in 1996 as partial consideration for the sale of Morehouse-COWLES, Inc.
===============================================================================
The accompanying notes are integral part of these consolidated financial statements.

SUMMA INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 1994, 1995 AND 1996.

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

SUMMA INDUSTRIES ("SUMMA"), which was incorporated in California in 1942, currently serves as a holding company whose businesses are conducted primarily through its two wholly-owned subsidiaries, KVP Systems, Inc. and GST Industries, Inc. Summa's subsidiaries manufacture proprietary industrial components. Products include conveyor components for food manufacturing industries, aerospace actuators and firefighting components for petrochemical plants. Sales are domestic and worldwide (see Note 12).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include SUMMA and its wholly-owned subsidiaries, GST Industries, Inc., KVP Systems, Inc. and Fullerton Holdings, Inc. The consolidated financial statements also include Morehouse-COWLES, Inc. (Morehouse-COWLES"), for the years ended August 31, 1994, 1995 and for the nine month period ended May 31, 1996, when Morehouse-COWLES was discontinued (see Note 15). All intercompany account balances and transactions have been eliminated in consolidation. Certain reclassifications of 1994 and 1995 amounts have been made to conform to 1996 presentations.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Cost includes material, labor and manufacturing overhead.

PROPERTY, PLANT AND EQUIPMENT

Depreciation is charged against earnings principally using the straight-line method over the estimated useful lives of the related assets as follows:

           Building and improvements           10-20 years
           Machinery and equipment             3-15 years
           Office furniture and equipment      3-10 years
           Leasehold improvements              Lesser of remaining term of lease
                                               or estimated useful life

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property, plant and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts, and any gain or loss is included in operations.

INTANGIBLE ASSETS

Intangible assets primarily include goodwill and other intangibles such as trade names, patents and customer relationships capitalized in connection with business acquisitions. Other intangibles are being amortized over their estimated useful lives of 10-17 years. Goodwill is amortized over 25 years (see
Note 6).

NET INCOME PER COMMON AND EQUIVALENT SHARE

Per share amounts are based on the weighted average number of common and equivalent shares outstanding during each year. Common equivalent shares relate to shares issuable upon the exercise of stock options (Note 11). Income per common and equivalent share is the same as fully diluted earnings per share for all years presented. Weighted average common and equivalent shares outstanding were 1,548,000, 1,553,000, and 1,603,000 for 1994, 1995, and 1996, respectively

STATEMENTS OF CASH FLOWS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

PENDING ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on the estimated future cash flows (undiscounted and without interest charges). SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. Summa plans to adopt SFAS No. 121 as of September 1, 1996 and believes the effect of adoption will not be material to the financial statements.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation." Under SFAS No. 123, companies have the option to implement a fair value-based accounting method or continue to account for employee stock options and stock purchase plans using the intrinsic value-based method of accounting as prescribed by Accounting Principles Board
(APB) Opinion No. 25 "Accounting for Stock Issued to Employees." Entities electing to remain under APB Opinion No. 25 must make pro-forma disclosures of net income or loss and earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. SFAS No. 123 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company has tentatively determined it will continue to account for stock options under APB Opinion No. 25.

2.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate:

    CASH AND CASH EQUIVALENTS - The carrying amount is a reasonable estimate of fair value. These assets consist of short term certificates of deposit and demand deposits.

    NOTE RECEIVABLE - The note receivable was received as partial consideration for the sale of all of the stock of Morehouse-COWLES. The carrying value is a reasonable estimate of fair value since the interest rate approximates long-term interest rates available on government debt securities.

    LONG-TERM DEBT - The carrying value approximates fair value since the interest rate on the long-term loan approximates the rate which is currently available to the Company for the issuance of debt with similar terms and maturities.

3.  INVENTORIES

Inventories consist of the following at August 31:

                                          1995                   1996
-----------------------------------------------------------------------
Finished goods                      $  538,000              $  713,000
Work in process                         71,000                  81,000
Materials and parts                  1,076,000               1,392,000
-----------------------------------------------------------------------
                                    $1,685,000              $2,186,000
=======================================================================

4.  PROPERTY AND EQUIPMENT LEASED TO OTHERS AND RENTAL INCOME

Included in property, plant and equipment are certain land and buildings which are being leased to Morehouse-COWLES. The cost of the land is $550,000 and the cost of the building is $1,208,000 less accumulated depreciation of $916,000 at August 31, 1996. The lease is for ten years with an option for an additional five years. The monthly rent, on a "triple-net basis" is $4,000 during the first five years of the lease, increasing to $5,500 per month during the second five years of the original lease term.

5.  OTHER ASSETS

Other assets consist primarily of a note receivable for $1,771,000 received as partial consideration for the sale of all of the stock of Morehouse-COWLES. The note is subordinated to the buyers' bank credit agreement and is secured by a pledge of all of the outstanding capital stock of Morehouse-COWLES as well as by the assets of Morehouse-COWLES. Under the terms of the note, interest is due monthly at an annual rate of 7 percent until June 2001. Interest at 9 percent and amortizing principal payments will be due monthly from June 2001 through June 2006.

6. GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles consist of the following at August 31:

                                              1995          1996
-------------------------------------------------------------------
Goodwill, representing cost in excess
 of the net assets of acquired businesses  $  615,000    $  615,000
Other intangibles related to KVP              508,000       527,000
-------------------------------------------------------------------
                                            1,123,000     1,142,000
Less:  accumulated amortization              (141,000)     (196,000)
-------------------------------------------------------------------
Goodwill and other intangibles, net        $  982,000    $  946,000
===================================================================

7.  INCOME TAXES

The following table provides a reconciliation between the provision for taxes based on income included in the accompanying consolidated statements of income and the provision for taxes computed by applying the statutory income tax rate to income from continuing operations before taxes for the years ended August 31:

                                             1994       1995        1996
--------------------------------------------------------------------------
Provision for taxes at statutory rates     $390,000   $394,000    $457,000
State tax, net of  federal benefit          107,000     70,000      82,000
Effect of performance payments              126,000     26,000         ---
Other-net                                    22,000     (8,000)      2,000
--------------------------------------------------------------------------
Provision for income taxes                 $645,000   $482,000    $541,000
==========================================================================

The provision for income taxes consists of the following for the years ended
 August 31:

                                               1994       1995        1996
--------------------------------------------------------------------------
Current:
   Federal                                 $433,000   $244,000    $493,000
   State                                    140,000     81,000     142,000
--------------------------------------------------------------------------
                                            573,000    325,000     635,000
--------------------------------------------------------------------------
Deferred:                                    72,000    157,000     (94,000)
--------------------------------------------------------------------------
Provision for income taxes                 $645,000   $482,000    $541,000
==========================================================================

Effective September 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This standard requires income taxes to be accounted for under the liability method and calculates deferred tax balances using tax rates in effect when the taxes will be paid. Included in the consolidated statement of income for the year ended August 31, 1994, is a cumulative benefit of $100,000, or $.06 per share, which represents a cumulative adjustment to recalculate deferred tax balances. Prior years' financial statements have not been restated as a result of this change.

The components of the Company's deferred tax asset (liability) at August 31, 1995 and 1996 are as follows:

                                              1995         1996
------------------------------------------------------------------
Effect of performance payments             $  40,000    $ 141,000
State taxes                                   33,000       72,000
Reserves                                     308,000      231,000
Other items                                      ---          ---
-----------------------------------------------------------------
Total deferred tax assets                    381,000      444,000
-----------------------------------------------------------------
Depreciation                                (626,000)    (636,000)
Amortization                                (147,000)    (127,000)
Other items                                  (21,000)         ---
-----------------------------------------------------------------
Total deferred tax liabilities              (794,000)    (763,000)
-----------------------------------------------------------------
Net deferred tax liability                 $(413,000)   $(319,000)
=================================================================

Changes in components of the Company's deferred tax balances are as follows:

Effect of performance payments             $ (69,000)   $ 101,000
State taxes                                  (24,000)      39,000
Reserves                                     114,000      (77,000)
Depreciation                                 (98,000)     (10,000)
Amortization                                  12,000       20,000
Other                                        (92,000)      21,000
-----------------------------------------------------------------
                                           $(157,000)   $  94,000
=================================================================

8.  NOTES PAYABLE AND LONG-TERM DEBT

The Company has a term loan from an officer of a subsidiary with an outstanding balance in the amount of $300,000 at August 31, 1996, secured by the Company's real estate in Fullerton, California. Interest payments on the term loan are due monthly at 8 1/2 percent. The Company paid interest on the term loan of $32,000, $32,000 and $33,000 for the years ended August 31, 1994, 1995 and 1996, respectively.

Principal payments on the term loan are due in subsequent years as follows:

1998                              $100,000
1999                               100,000
2000                               100,000
-------------------------------------------
Total                             $300,000
===========================================

In January 1996, the Company renewed an agreement with a bank for a $2,000,000 line of credit of which none was in use at August 31, 1996. Interest is due monthly at the rate of Prime (8.25% at August 31, 1996) plus 1/4%. The line of credit is secured by all the assets of the Company and expires January 1, 1997. The line of credit requires the maintenance of certain financial ratios and minimum levels of working capital and net worth, as defined, as well as other requirements.

9.  COMMITMENTS AND CONTINGENCIES

The Company is a party to a civil lawsuit in which the plaintiffs have alleged patent infringement. The Company contends the claims are invalid, and has filed counterclaims. The case is in discovery and could go to trial during fiscal 1997. Since the case involves a number of complex factual and legal issues, it is impossible to predict the outcome or estimate the loss, if any. Although the Company believes it has a reasonable expectation of prevailing, because no accrual for the case has been established, the consequences of an adverse determination would impact the Company's financial statements.

The Company is involved in a product liability case which was dismissed. The dismissal was appealed by the plaintiff. The Company believes it has adequate product liability insurance in the event of an adverse outcome.

In connection with the acquisition of GST Industries, Inc. in fiscal 1992, the Company is required to make annual payments to former shareholders of GST related to GST's performance through October 29, 1996. Payments are equal to 75 percent of the amount by which annual operating profit of the subsidiary GST Industries, Inc. exceeds a threshold of $500,000, up to an aggregate amount of $1,500,000. Thereafter, additional consideration for covenants not to compete with the Company can be earned at the rates of 75% of the amount by which annual operating profit of subsidiary GST Industries, Inc. exceeds $500,000 up to an aggregate amount of $500,000 and thereafter, 25%, up to a cumulative aggregate amount of an additional $1,500,000. In the event that operating profit for any fiscal year does not exceed the threshold for that year, the threshold for the subsequent year will be increased by the amount of such deficit. No additional performance payments shall be earned either after the aggregate of $1,500,000 has been earned or after October 1996. No additional non-compete covenant consideration shall be earned either after the aggregate of $1,500,000 has been earned or after October 1996. Payments of $620,000, $178,000 and $478,000 were earned in fiscal 1994, 1995 and 1996, respectively. The cumulative amount earned at August 31, 1996 was $2,026,000. Of the amounts of performance payments paid, only 40 1/2% is deductible for income tax purposes. The amount of non-compete covenant consideration paid is fully tax deductible.

The Company leases office and manufacturing facilities and certain equipment under noncancelable operating leases which expire at various dates through April 2001. Rental expense charged to operations was approximately $199,000, $266,000 and $308,000 for the years ended August 31, 1994, 1995 and 1996, respectively.

The aggregate minimum future lease payments under these leases at August 31, 1996 are approximately as follows:

             AMOUNT
           ----------
1997       $  281,000
1998          229,000
1999          223,000
2000          219,000
2001          143,000
           ----------
Total      $1,095,000
           ==========

10.  CAPITAL STOCK

During the year ended August 31, 1996, 30,832 shares of common stock were issued to former owners of KVP Systems, Inc. The shares represented a portion of the purchase price in the July 1993 acquisition of KVP by the Company, which had been reserved but which were not issued pending the resolution of a certain lawsuit. The lawsuit was resolved during the period.

11.  STOCK OPTION PLANS AND EMPLOYEE'S BENEFIT PLANS

STOCK OPTION PLANS

The Company has adopted Stock Option Plans (the "1984 Plan", the "1991 Plan"and the "1995 Plan"), under which options to acquire an aggregate of 425,000 shares of the Company's Common Stock may be granted to key employees, directors, vendors, and consultants, as determined by the Board of Directors. The following is a summary of stock option activity for the years ended August 31:

                                                1995              1996
-----------------------------------------------------------------------
Options outstanding at beginning of year     162,750           191,250
Granted                                       42,500           121,223
Canceled                                      (7,000)          (39,077)
Exercised                                     (7,000)          (35,923)
-----------------------------------------------------------------------
Options outstanding at end of year           191,250           237,473
-----------------------------------------------------------------------
Exercisable                                  151,582           206,579
=======================================================================
Option prices                         $1.50 to $6.50    $2.72 to $6.00
=======================================================================

The above table includes options issued in connection with the acquisition of KVP Systems, Inc. in July 1993. The Company granted options of 55,000 shares of stock at $5.20 to former directors and officers of KVP Systems, Inc. Of these, 33,173 were exercised during fiscal 1996 and 5,000 remained outstanding at August 31, 1996.

401(k) PLAN

The Company has employee savings and investment plans at each of its subsidiaries covering substantially all of its employees. The plans, which qualify under Section 401(k) of the Internal Revenue Code, allow employees to defer specified percentages of their compensation, as defined, in a tax-exempt trust. The Company is required to make matching contributions, as defined, by the plan and may make additional profit-sharing contributions at the discretion of the Board of Directors. The cost of the Company matching contribution is partially offset by a reduction in payroll taxes. Company contributions to the plan totaled $42,000, $81,000 and $83,000 for the years ended August 31, 1994, 1995 and 1996, respectively.

12.  SALES

Sales to the largest single customer represented 6.9%, 4.3% and 5.9% of total sales during 1994, 1995, and 1996, respectively.

Export sales by geographic area were as follows for the years ended August 31:

                                 (in thousands)
                                      1994          1995       1996
-----------------------------------------------------------------------
Canada                               $  220        $  341     $  724
Latin America                           101           ---         72
Asia                                  1,868           800        938
Europe                                  186           769        909
Other                                    56           131        125
------------------------------------------------------------------------
                                     $2,431        $2,041     $2,768
========================================================================

13.   BUSINESS SEGMENT INFORMATION

The following table sets forth certain information with respect to the contribution to consolidated net sales and operating income generated by the continuing businesses of the Company during each of the three years in the period ended August 31, 1996, as well as the dollar value of the assets identified to each subsidiary:

                            BUSINESS SEGMENT SUMMARY

                         Material Handling   Firefighting   Aerospace     Corporate
                            Components        Equipment     Assemblies    and Other       Total
--------------------------------------------------------------------------------------------------
                                FISCAL YEAR ENDED AUGUST 31, 1996
Net sales                       $8,124,000     $2,740,000   $1,878,000   $      ---    $12,742,000
Operating income                   850,000        327,000      391,000     (224,000)     1,344,000
Identifiable assets              5,696,000        771,000      691,000    4,667,000     11,825,000
                                FISCAL YEAR ENDED AUGUST 31, 1995
Net sales                       $6,567,000     $2,096,000   $1,584,000   $      ---    $10,247,000
Operating income                   903,000        158,000      388,000     (291,000)     1,158,000
Identifiable assets              4,554,000        683,000      669,000    5,372,000     11,278,000
                                FISCAL YEAR ENDED AUGUST 31, 1994
Net sales                       $5,061,000     $3,075,000   $2,143,000   $      ---    $10,279,000
Operating income                   591,000        260,000      435,000     (140,000)     1,146,000
Identifiable assets              3,903,000        729,000      884,000    4,483,000      9,999,000

14.  UNAUDITED QUARTERLY RESULTS

                                                       Quarters ended
---------------------------------------------------------------------------------------------------------------
                                          November                February              May             August
---------------------------------------------------------------------------------------------------------------
                                                      (in thousands, except per share amounts)
Fiscal 1995:
   Net sales                              $2,376                  $2,503              $2,768            $2,600
   Gross profit                            1,068                   1,109               1,302             1,159
   Income from continuing operations         115                     148                 186               227
   Net income                                152                      99                 202               195
Per Share:
   Income from continuing operations      $  .07                  $  .10              $  .12            $  .15
   Net income                             $  .10                  $  .06              $  .13            $  .13
===============================================================================================================
Fiscal 1996:
   Net sales                              $2,839                  $2,928              $3,136            $3,839
   Gross profit                            1,279                   1,339               1,357             1,920
   Income from continuing operations         177                     157                 207               262
   Net income                                 91                      22                 193               262
Per Share:
   Income from continuing operations      $  .11                  $  .10              $  .13            $  .16
   Net income                             $  .06                  $  .01              $  .12            $  .16
===============================================================================================================

15.   DISCONTINUED OPERATIONS

On June 17, 1996, the Company completed the divestiture of its industrial process equipment subsidiary, Morehouse-COWLES, Inc. Accordingly, this business unit has been accounted for as a discontinued operation and results of its operations are segregated in the accompanying consolidated statements of income. There was no gain or loss on the disposition of Morehouse-COWLES. Interest expense of $49,000, $87,000 and $93,000 was related to discontinued operations and accordingly was allocated to discontinued operations for fiscal years 1994, 1995 and 1996, respectively. As a consequence of holding Morehouse-COWLES for sale, the assets and liabilities of discontinued operations have been classified in the consolidated balance sheets as, "Net assets of discontinued operations." Discontinued operations have not been segregated in the consolidated statements of cash flows. The preceding notes to consolidated financial statements have been revised, as necessary, to reflect the change in reporting due to discontinued operations.

The sales from these discontinued operations were $5,555,000, $8,097,000 and $5,638,000 for the years ended August 31, 1994, 1995 and 1996, respectively.

The components of net assets of discontinued operations included in the consolidated balance sheets at August 31, 1995 and 1996 are as follows:

                                           August 31, 1995   August 31, 1996
ASSETS
Accounts receivable, net                        $  986,000            $  ---
Inventory                                        2,372,000               ---
Prepaid expenses and other                          89,000               ---
Property and equipment, net                        388,000               ---
Goodwill and intangibles, net                      297,000               ---
                                                ----------            ------
Total assets                                    $4,132,000            $  ---
                                                ==========            ======
LIABILITIES
Accounts payable                                   703,000               ---
Accrued liabilities                                727,000               ---
                                                ----------            ------
Total liabilities                                1,430,000               ---
                                                ----------            ------
Net assets of discontinued operations           $2,702,000            $  ---
                                                ==========            ======

16.  MERGER INFORMATION

On July 18, 1996 the Company entered into a definitive agreement to acquire all of the outstanding common stock of LexaLite International Corporation ("LexaLite"). Under the terms of the agreement, SUMMA will issue 1.5 shares of SUMMA's common stock for each share of LexaLite's outstanding common stock, subject to adjustment as provided in the agreement. The shares of SUMMA's common stock will be registered for issuance under the Securities Act of 1933. The transaction remains subject to the approval of shareholders of each company and to certain other conditions.

                    Report of Independent Public Accountants
                    ----------------------------------------

To the Shareholders and Board of Directors of LexaLite International Corporation:

We have audited the accompanying balance sheets of LEXALITE INTERNATIONAL CORPORATION (a Delaware corporation) as of June 30, 1996 and 1995, and the related statements of income, shareholders' equity and cash flows for the three years in the period ended June 30, 1996, as restated, see Note 9. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LexaLite International Corporation as of June 30, 1996 and 1995, and the results of its operations and its cash flows for the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

As explained in Note 9 to the financial statements, the Company has given retroactive effect to the change from the last-in, first-out to the first-in, first-out method of determining the cost of its inventories.

                                                             ARTHUR ANDERSEN LLP


Grand Rapids, Michigan
 August 15, 1996

LEXALITE INTERNATIONAL CORPORATION
BALANCE SHEETS AS OF JUNE 30,


                    ASSETS                      1996              1995
                    ------                      ----              ----
CURRENT ASSETS:
  Cash and cash equivalents               $    620,023        $    72,884
  Accounts receivable, less allowance of
   approximately $77,000 and $60,000 in
   1996 and 1995, respectively               6,364,820          5,385,821
  Inventories                                1,510,553          1,586,386
  Deferred income taxes                        253,300            265,000
  Prepaid expenses and other                   425,064            329,894
                                          ------------        -----------
                                             9,173,760          7,639,985
                                          ------------        -----------
PROPERTY, PLANT AND EQUIPMENT:
  Land, buildings and improvements           8,412,041          6,297,451
  Machinery and equipment                   13,687,609         11,784,761
  Office furniture and fixtures              1,203,858          1,165,952
  Construction in progress                   1,149,616          2,107,313
                                          ------------        -----------
                                            24,453,124         21,355,477
  Less -- Accumulated depreciation         (11,427,542)        (9,794,478)
                                          ------------        -----------
                                            13,025,582         11,560,999
                                          ------------        -----------
OTHER ASSETS:
  Bond proceeds held in trust                1,071,649          3,275,928
  Cash surrender value of life
   insurance, face value of
   $2,400,000                                  622,500            555,000

  Other                                        215,260            355,715
                                          ------------        -----------
                                             1,909,409          4,186,643
                                          ------------        -----------
                                          $ 24,108,751        $23,387,627
                                          ============        ===========

             The accompanying notes to financial statements are an
                     integral part of these balance sheets.

LEXALITE INTERNATIONAL CORPORATION
BALANCE SHEETS AS OF JUNE 30, (CONTINUED)

      LIABILITIES AND SHAREHOLDERS' EQUITY            1996           1995
      ------------------------------------            ----           ----
CURRENT LIABILITIES:
  Current portion of long-term debt              $ 1,200,000    $ 1,003,000
  Accounts payable                                 2,026,426      1,566,561
  Accrued expenses -
    Compensation                                   1,517,689      1,373,260
    Taxes                                            134,764        295,837
    Other                                            356,423        206,637
  Billings on uncompleted tooling projects
   in excess of cost                                 339,100        135,000
                                                 -----------    -----------
                                                   5,574,402      4,580,295
                                                 -----------    -----------
LONG-TERM DEBT, less current portion               8,263,784     10,489,906
                                                 -----------    -----------
DEFERRED INCOME TAXES                                765,300        603,900
                                                 -----------    -----------

SHAREHOLDERS' EQUITY:
  Common stock, par value $1 per share,
   2,000,000 shares authorized, 1,459,478
   and 1,426,160 shares issued and
   outstanding for 1996 and 1995,
   respectively                                    1,459,478      1,426,160
  Additional paid-in capital                         699,252        528,979
  Retained earnings                                7,346,535      5,758,387
                                                 -----------    -----------
                                                   9,505,265      7,713,526
                                                 -----------    -----------
                                                 $24,108,751    $23,387,627
                                                 ===========    ===========

             The accompanying notes to financial statements are an
                     integral part of these balance sheets.

LEXALITE INTERNATIONAL CORPORATION
STATEMENTS OF INCOME FOR THE YEARS ENDED JUNE 30,

                                 1996               1995              1994
                                 ----               ----              ----
NET SALES                    $36,088,738        $33,235,276        $26,770,782

COST OF GOODS SOLD            26,963,328         25,321,031         20,099,640
                             -----------        -----------        -----------
  Gross profit                 9,125,410          7,914,245          6,671,142
                             -----------        -----------        -----------
OPERATING EXPENSES:
  Selling, general and
   administrative              5,001,779          4,517,922          3,833,190
  Research and development       884,706            671,350            554,074
                             -----------        -----------        -----------
                               5,886,485          5,189,272          4,387,264
                             -----------        -----------        -----------
    Income from operations     3,238,925          2,724,973          2,283,878
                             -----------        -----------        -----------
OTHER INCOME (EXPENSE):
  Interest expense              (721,276)          (562,711)          (482,579)
  Other, net                      32,899             62,018             12,849
                             -----------        -----------        -----------
                                (688,377)          (500,693)          (469,730)
                             -----------        -----------        -----------
    Income before provision
     for income taxes          2,550,548          2,224,280          1,814,148


PROVISION FOR INCOME TAXES       962,400            802,500            630,700
                             -----------        -----------        -----------
  Net income                 $ 1,588,148        $ 1,421,780        $ 1,183,448
                             ===========        ===========        ===========
  Earnings per share         $      1.08        $      1.00        $      0.85
                             ===========        ===========        ===========

               The accompanying notes to financial statements are
                     an integral part of these statements.

LEXALITE INTERNATIONAL CORPORATION
STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED JUNE 30, 1996, 1995, AND 1994

                                                                                                                         TOTAL
                                               COMMON          TREASURY           ADDITIONAL        RETAINED         SHAREHOLDERS'
                                               STOCK             STOCK         PAID-IN CAPITAL      EARNINGS             EQUITY
                                               ------          --------        ---------------      --------         -------------
BALANCES July 4, 1993,
 as restated (Note 9)                       $1,400,000       $(141,752)            $362,694       $3,153,159          $4,774,101
 Treasury shares reissued, net                  -               25,736                -               -                   25,736
 Net income, as restated
  (Note 9)                                      -                -                    -            1,183,448           1,183,448
                                            ----------     ------------            --------       ----------          ----------
BALANCES, June 30, 1994                      1,400,000        (116,016)             362,694        4,336,607           5,983,285
Issuance of common stock and
 tax benefit of stock plan transactions         26,160           -                  166,285           -                  192,445
Treasury shares reissued, net                  -               116,016                -               -                  116,016
Net income, as restated  (Note 9)              -                 -                    -            1,421,780           1,421,780
                                            ----------     ------------            --------       ----------          ----------
BALANCES, June 30, 1995                      1,426,160           -                  528,979        5,758,387           7,713,526
Issuance of common stock and
 tax benefit of stock  plan
 transactions                                   33,318           -                  170,273           -                  203,591
Net income                                     -                 -                    -            1,588,148           1,588,148
                                            ----------     ------------            --------       ----------          ----------
BALANCES, June 30, 1996                     $1,459,478     $     -                 $699,252       $7,346,535          $9,505,265
                                            ==========     ============            ========       ==========          ==========

               The accompanying notes to financial statements are
                     an integral part of these statements.

LEXALITE INTERNATIONAL CORPORATION
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30,

                                         1996           1995           1994
                                         ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                           $ 1,588,148    $ 1,421,780   $  1,183,448
 Adjustments to reconcile net income
 to net cash provided by operating
 activities-
  Depreciation and amortization         1,773,094      1,632,023      1,167,562
  Gain on sale of assets                   (6,500)       (85,506)      (109,675)
  Deferred income taxes                   173,100        (74,000)        32,200
  Decrease (increase) in current
   assets:
   Accounts receivable                  (978,999)      (700,030)    (1,683,793)
   Inventories                            75,833        152,720       (348,578)
   Prepaid expenses and other            (95,170)       158,464         41,739
  Increase (decrease) in current
   liabilities:
   Accounts payable                      459,865         (3,057)       635,344
   Billings on uncompleted tooling
    projects in excess of costs          204,100         49,000         86,000
   Accrued expenses                      133,142        202,445        257,445
                                     -----------    -----------     ----------
    Net cash provided by operating
     activities                        3,326,613      2,753,839      1,261,692
                                     -----------    -----------     ----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Capital expenditures                 (3,199,322)    (3,813,536)    (3,188,423)
 Net decrease (increase) in
  unexpended industrial revenue
   bond proceeds                       2,204,279     (3,275,928)        -
 Decrease (increase) in other
  assets                                 102,100       (310,197)        14,847
 Proceeds from sale of assets              6,500        141,863         52,465
 Increase in cash surrender value
  of life insurance                      (67,500)       (67,000)       (74,764)
                                     -----------    -----------     ----------
  Net cash used for investing
   activities                           (953,943)    (7,324,798)    (3,195,875)
                                     -----------    -----------     ----------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Borrowings of long-term debt            365,000      6,448,604      2,000,000
 Payments on long-term debt           (2,394,122)    (2,225,367)    (1,027,483)
 Issuance of common stock and tax
  benefit  of stock plan
  transactions                           203,591        192,445          -
                                     -----------    -----------     ----------
  Net cash (used for) provided by
   financing activities               (1,825,531)     4,415,682        972,517
                                     -----------    -----------     ----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                        547,139       (155,277)      (961,666)

CASH AND CASH EQUIVALENTS, beginning
 of year                                  72,884        228,161      1,189,827
                                     -----------    -----------     ----------
CASH AND CASH EQUIVALENTS, end of
 year                                $   620,023    $    72,884     $  228,161
                                     ===========    ===========     ==========

               The accompanying notes to financial statements are
                     an integral part of these statements.

LEXALITE INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

DESCRIPTION OF BUSINESS

LexaLite International Corporation (the "Company") is engaged in the manufacture and sale of plastic molded injection parts and providing design and development services. The majority of LexaLite's net sales and accounts receivable are with customers in the lighting industry.

CASH AND CASH EQUIVALENTS

LexaLite considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates current market value.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and primarily accelerated methods for income tax purposes.

Estimated lives used to depreciate fixed assets for book purposes are as follows:

                                                Years
                                                -----
             Building and improvements          10-40
             Machinery and equipment            3-7
             Office furniture and fixtures      5-10

During fiscal year 1995, LexaLite constructed a 27,500 square foot industrial facility ("the Facility") to be used for the research, development and manufacture of plastic injection molded products.

BOND PROCEEDS HELD IN TRUST

Unexpended bond proceeds are restricted for use to finance the construction of the Facility and related equipment. The unexpended proceeds are invested in short-term marketable securities, and are stated at cost which approximates market, together with accrued interest. Investments must be rated at least A-1 by Standard and Poor's or an equivalent rating by a similarly recognized rating service.

LONG-TERM ASSETS

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). LexaLite is required to adopt the provisions of SFAS 121 beginning in fiscal 1997. Based on the information currently available, LexaLite does not expect the adoption to have a material effect on its financial condition or results of operations.

RESEARCH AND DEVELOPMENT

Research and development costs related to the planning and development of new and existing products are charged to operations as incurred.

EARNINGS PER SHARE

The earnings per share are computed based on the weighted average number of common shares outstanding and, to the extent dilutive, common share equivalents. The weighted average number of shares outstanding were approximately 1,477,000, 1,427,000, and 1,385,000 in 1996, 1995, and 1994, respectively.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.  INVENTORIES

Inventories are stated at the lower of cost or market and include materials, labor and manufacturing overhead. Cost is determined using the first, first-out
(FIFO) method.  Inventories consisted of the following as of June 30,:

                         1996            1995
                         ----            ----
Raw materials         $  938,638      $1,229,985
Finished goods and
 work-in-process         571,915         356,401
                      ----------      ----------
                      $1,510,553      $1,586,386
                      ==========      ==========

3.  LONG-TERM DEBT AND FINANCING ARRANGEMENTS

During fiscal 1995, LexaLite issued $5,000,000 of Michigan Strategic Fund Limited Obligation Revenue Bonds Series 1994 to finance the construction of the Facility and certain related equipment. The bonds mature at various dates from November 1997 through November 2001 at an average effective interest rate of 6.09% and are secured by substantially all assets of LexaLite and an irrevocable letter of credit.

LexaLite has available a secured line of credit with a bank which provides for $3,000,000 in maximum borrowings and matures on October 1, 1996. No borrowings were outstanding under this agreement at June 30, 1996. Interest is payable at the bank's prime rate (8.25% at June 30, 1996). The weighted average interest rate on borrowings was 6.8% and 8.4% in 1996 and 1995, respectively.

LexaLite also has a credit agreement with a bank to borrow up to $1,250,000 for
the purchase of equipment.  The agreement expires December 1, 1996.   No
borrowings have been made against this arrangement. Interest is payable at the bank's prime rate.

Long-term debt consisted of the following as of June 30,:

                                              1996                1995
                                              ----                ----
Michigan Strategic Fund Limited
  Obligation Revenue Bonds Series 1994   $5,000,000           $5,000,000
Note payable to bank, due in monthly
 installments of $29,334 including
 interest at 7.9%, through October
 2000, secured by related equipment       1,525,328            1,395,000

Notes payable to bank, secured by
 substantially all assets of the
 Company, due in monthly installments
 totaling $72,902, with interest
 rates ranging between 6.75% and
 9.75%, maturing between 1998
 and 2001                                  2,879,149           3,617,126

Revolving credit note                         -                1,400,000
Other                                         59,307              80,780
                                         -----------         -----------
                                           9,463,784          11,492,906
Less: - current portion                   (1,200,000)         (1,003,000)
                                         -----------         -----------
                                         $ 8,263,784         $10,489,906
                                         ===========         ===========

Future maturities of long-term debt are as follows:

                1997           $1,200,000
                1998            2,218,000
                1999            2,088,000
                2000            1,529,000
                2001            1,307,000

Under the terms of certain of its loan agreements, LexaLite must maintain specified levels of net worth and certain other performance ratios. LexaLite was in compliance with all covenants throughout the year.

Cash expended for interest on debt was approximately $704,000, $719,000, and $496,000 in 1996, 1995, and 1994, respectively. Capitalization of interest related to the project discussed in Note 1 reduced interest expense by approximately $185,000 in 1995. No interest was capitalized in 1996 or 1994.

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of LexaLite's financial instruments included in assets and current liabilities approximates the fair value due to their short-term nature. As of June 30, 1996 and 1995, carrying value approximated the fair value of LexaLite's long-term debt.


5.  LEASE COMMITMENTS

LexaLite has various operating leases for certain equipment. Future minimum rental payments at June 30, 1996 under noncancellable operating leases with initial terms of one year or more are approximately as follows:


          1997                     $168,300
          1998                       81,500
          1999                       54,400
          2000                       44,700
          2001                        4,100

Rental expense under all operating leases was approximately $244,000, $182,000 and $179,000 in 1996, 1995, and 1994, respectively.


6.   INCOME TAXES

LexaLite applies the "liability" method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to be reversed.

The components of the provision for income taxes consisted of the following for the years ended June 30,:

                                           1996       1995        1994
                                         --------   --------    --------
         Current                         $789,300   $876,500    $598,500
         Deferred                         173,100    (74,000)     32,200
                                         --------   --------    --------

         Provision for income taxes      $962,400   $802,500    $630,700
                                         ========   ========    ========

The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

                                           1996       1995        1994
                                         --------   --------    --------

Statutory federal income tax rate         34.0%      34.0%        34.0%
  State taxes                              2.6        1.5           .8
  Other                                    1.1        0.6            -
                                          ----       ----         ----

Effective income tax rate                 37.7%      36.1%        34.8%
                                          ====       ====         ====

The major components of deferred income taxes at June 30, 1996 and 1995 are as follows:


                                            1996          1995
                                            ----          ----
Deferred tax assets:
  Financial accruals and reserves
   not currently deductible:
    Compensation                          $274,800      $258,000
    Inventory                               64,800        50,300
    Other                                   37,900        16,500
    Valuation allowance                       -             -
                                          --------      --------
                                          $377,500      $324,800
                                          ========      ========

Deferred tax liability:
  Book basis of property in excess
   of tax basis                           $755,000      $594,200
  Book basis of inventory in excess
   of tax basis                            124,200        59,800
  Other                                     10,300         9,700
                                          --------      --------
                                          $889,500      $663,700
                                          ========      ========

Cash expended for income taxes totaled approximately $909,000, $860,000, and $641,000 for the years ended June 30, 1996, 1995, and 1994, respectively.


7.   EMPLOYEE BENEFIT PLANS

STOCK OWNERSHIP PLAN

LexaLite has an Employee Stock Ownership Plan ("ESOP")which provides retirement, death and disability benefits to substantially all of its employees. Benefits are payable in the form of LexaLite's common stock. A trustee has been designated to administer the Employee Stock Ownership Trust established under the Plan. LexaLite provides a discretionary contribution to the ESOP as determined by the Board of Directors. Contributions are allocated to participants based on their proportionate share of compensation, within certain limitations. Contributions, for the years ended June 30, 1996, 1995 and 1994 are charged to operations and approximate $143,000, $278,000, and $269,000, respectively. The ESOP owned 501,998 and 503,298 shares of LexaLite's stock as of June 30, 1996 and 1995, respectively. For earnings per share purposes, all shares are considered outstanding.

NONQUALIFIED STOCK OPTION PLAN

LexaLite has a nonqualified stock option plan for certain salaried employees. Options are granted at a price not less than the market price on the date of grant, and are exercisable beginning three years from the effective date of grant, for a period of six months to one year. No charges to operations are made under this plan. A summary of stock option activity is as follows:

                                           OPTIONS             PRICE RANGE
                                           -------             -----------
Outstanding at July 4, 1993                 94,500            $3.75 - $4.50
  Options granted                           29,000                $5.89
  Options exercised                        (24,529)           $3.75 - $4.50
  Options canceled                          (5,271)           $4.30 - $5.89
                                           -------

Outstanding at June 30, 1994                93,700            $4.07 - $4.30
  Options granted                             -                     -
  Options exercised                        (34,000)           $4.07 - $4.30
  Options canceled                         (10,400)           $4.30 - $5.89
                                           -------

Outstanding at June 30, 1995                49,300            $4.50 - $5.89
  Options granted                             -                     -
  Options exercised                        (22,760)               $4.50
  Options canceled                          (2,040)           $4.50 - $5.89
                                           -------

Outstanding at June 30, 1996                24,500                $5.89
                                           =======

QUALIFIED STOCK OPTION PLAN

In 1996, LexaLite adopted a qualified stock option plan for certain salaried employees. Options are granted at a price not less than the market price on the date of grant, and are exercisable beginning three years from the effective date of grant, for a period of six months. During 1996, 26,050 shares were granted and are outstanding under the plan at options prices between $7.85 and $9.33.

As of June 30, 1996, no options were exercisable and 100,000 shares were authorized to be granted under either the stock ownership plan or the qualified stock option plan.

STOCK BONUS PLAN

LexaLite has a stock bonus plan, the purpose of which is to permit grants of shares to key employees of LexaLite, as a means of retaining and rewarding them for long-term performance and to increase their ownership in LexaLite. Shares awarded under the plan are based on discretionary percentage of aggregate stock growth, as defined by the Plan. The awards vest in three annual installments and are paid in the form of stock and cash. Awards are charged to operations in the year granted and totaled approximately $267,000, $286,000, and $330,000 in 1996, 1995, and 1994, respectively.

PROFIT SHARING PLAN

LexaLite maintains a profit sharing plan which covers substantially all of its employees. The discretionary payment, charged to operations, as determined by the board of directors, was approximately $820,000, $543,000, and $457,000 in 1996, 1995, and 1994, respectively.

INCENTIVE BONUS PLAN

LexaLite also maintains an incentive bonus plan paid to certain key employees. The discretionary bonus, charged to operations, as determined by the board of directors, was approximately $758,000, $636,000, and $573,000 in 1996, 1995, and
1994, respectively.


8.   SIGNIFICANT CUSTOMERS

During the years ended June 30, 1996, 1995, and 1994, LexaLite had four customers which individually accounted for 10% or more of net sales.

          CUSTOMER             1996            1995            1994
          --------             ----            ----            ----
          #1                   15.4%           14.1%           12.4%
          #2                   12.8%           14.3%           10.7%
          #3                    9.6%           11.7%           16.9%
          #4                    8.5%           10.8%            8.9%

9.  CHANGES IN PRIOR PERIOD FINANCIAL STATEMENTS

During 1996, LexaLite changed its method of accounting for inventory from the last-in, first-out (LIFO) method to the FIFO method. Under the current economic environment, LexaLite believes that the FIFO method will result in a better measurement of operating results. During 1996, LexaLite also corrected the amount charged to operations for the stock bonus in 1995 as well as the accounting for deferred taxes in 1994. As a result, LexaLite has retroactively restated the accompanying financial statements.

The following effects of the change in accounting principle and the corrections discussed above have been reflected in the accompanying financial statements as follows:


                                   NET INCOME                         RETAINED
                                   ----------                         EARNINGS
                          1996       1995            1994          JULY 4, 1993
                          ----       ----            ----          ------------
Inventory methodology   $111,500   $(23,100)       $(13,200)          $ 152,500
Stock bonus                -        139,000            -                   -
Deferred taxes             -          -             138,000            (138,000)
                        --------   --------        --------           ---------
                        $111,500   $115,900        $124,800           $  14,500
                        ========   ========        ========           =========

Effect on earnings
 per share              $   0.08   $   0.08        $   0.09
                        ========   ========        ========

10.  RELATED PARTY TRANSACTIONS

LexaLite pays commissions on certain proprietary products to a company owned by an officer of LexaLite. The commissions are based upon a design and consulting agreement which became effective in January, 1993. Commissions paid were approximately $131,000, $107,000 and $85,000 in 1996, 1995 and 1994,
respectively. In management's opinion, the fees paid are comparable to those that could be arranged with an unrelated party.


11.  SUBSEQUENT EVENT

On July 18, 1996, LexaLite entered into a definitive agreement pursuant to which Summa Industries (Summa) will acquire all of the outstanding common stock of LexaLite. Under the terms of the agreement, Summa, through a wholly-owned subsidiary, will convert each LexaLite share to 1.5 Summa shares, subject to adjustment as provided in the agreement. The transaction remains subject to shareholder approval of each Company and to certain other conditions.

LEXALITE INTERNATIONAL CORPORATION
Condensed Balance Sheets (Note 1)


                                                      JUNE 30,1996             SEPTEMBER 30,
                                                                                        1996
                                                                                 (unaudited)
                                                    ---------------           --------------
ASSETS
Current assets:
      Cash                                            $    620,000             $    914,000
      Accounts receivable                                6,364,000                5,010,000
      Inventories                                        1,511,000                1,888,000
      Prepaid expenses and other                           679,000                  465,000
                                                    ---------------           --------------
          Total current assets                           9,174,000                8,277,000

Property, plant and equipment                           24,453,000               24,939,000
      Less accumulated depreciation                    (11,427,000)             (11,426,000)
                                                   ---------------           --------------
          Net property, plant and equipment             13,026,000               13,513,000

Other assets                                             1,909,000                1,645,000
                                                   ---------------           --------------
                                                      $ 24,109,000             $ 23,435,000
                                                   ===============           ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                               $  2,027,000             $  1,773,000
      Accrued liabilities                               2,348,000                1,567,000
      Current maturities of long-term debt              1,200,000                1,200,000
                                                  ---------------           --------------
          Total current liabilities                     5,575,000                4,540,000
Bonds payable                                           5,000,000                5,000,000
Other long-term debt and deferred credits               4,029,000                3,733,000
                                                  ---------------           --------------
          Total liabilities                            14,604,000               13,273,000
Shareholders' equity:
      Common stock                                      2,158,000                2,324,000
      Retained earnings                                 7,347,000                7,838,000
                                                  ---------------           --------------
          Total shareholders' equity                    9,505,000               10,162,000
                                                  ---------------           --------------
                                                     $ 24,109,000             $ 23,435,000
                                                  ===============           ==============

                            SEE ACCOMPANYING NOTES.

LEXALITE INTERNATIONAL CORPORATION
Condensed Statements of Income (unaudited)


                                                      THREE MONTHS ENDED
                                           ---------------------------------------
                                           SEPTEMBER 30, 1995   SEPTEMBER 30, 1996
                                           ------------------   ------------------
Net sales                                          $7,003,000           $8,607,000
Cost of sales                                       5,344,000            6,324,000
                                           ------------------   ------------------
Gross profit                                        1,659,000            2,283,000

Selling, general and administrative and             1,195,000            1,357,000
 other expenses
                                           ------------------   ------------------
Income from operations                                464,000              926,000
Interest expense                                      138,000              135,000
                                           ------------------   ------------------
Income before provision for taxes                     326,000              791,000
Provision for income taxes                            134,000              300,000
                                           ------------------   ------------------
Net income                                         $  192,000           $  491,000
                                           ==================   ==================

Net income per common and equivalent
 share                                             $      .13           $      .33
                                           ==================   ==================
Weighted average shares outstanding                 1,436,000            1,485,000
                                           ==================   ==================

                            See accompanying notes.

LEXALITE INTERNATIONAL CORPORATION
Condensed Statements of Cash Flows (unaudited)

                                                           THREE MONTHS ENDED
                                             -------------------------------------------
                                             SEPTEMBER 30, 1995       SEPTEMBER 30, 1996
                                             ------------------       ------------------
Operating activities:
Net income                                        $   192,000            $  491,000
                                             ------------------       ------------------
Adjustments to reconcile net income to
 net cash provided by operating
    activities:
    Depreciation and amortization                     459,000               474,000
    Gain on disposition of property,
     plant and equipment                              (15,000)              (70,000)
    Net change in assets and liabilities
       Accounts receivable                            295,000             1,273,000
       Inventories                                   (176,000)             (377,000)
       Prepaid expenses and other                     185,000               148,000
       Accounts payable                               515,000              (455,000)
       Accrued liabilities                           (466,000)             (505,000)
                                             ------------------       ------------------
Total adjustments                                     797,000               488,000
                                             ------------------       ------------------
         Net cash provided by operating
         activities                                   989,000               979,000
                                             ------------------       ------------------
Investing activities:
    Purchase of property, plant &
     equipment                                       (799,000)             (879,000)
    Net decrease in unexpended
     industrial revenue bond proceeds                 449,000               271,000
    Other                                               3,000                54,000
                                             ------------------       ------------------
         Net cash (used) by investing
         activities                                  (347,000)             (554,000)
                                             ------------------       ------------------
Financing activities:
   Proceeds from issuance of long term
    debt                                            2,240,000               400,000
   Payment on long term debt                       (2,819,000)             (696,000)
   Proceeds from issuance of common
    stock and tax benefits of
       stock plan transactions                         59,000               165,000
                                             ------------------       ------------------
         Net cash (used) by financing
         activities                                  (520,000)             (131,000)
                                             ------------------       ------------------
Net increase in cash                                  122,000               294,000
Cash at beginning of period                            73,000               620,000
                                             ------------------       ------------------
Cash at end of period                             $   195,000            $  914,000
                                             ==================       ==================

Supplemental cash flow information:
   Cash paid during the period for:

         Interest payments                        $   118,000            $   84,000
                                             ==================       ==================
         Income tax payments                      $   149,000            $   69,000
                                             ==================       ==================

                            See accompanying notes.

LEXALITE INTERNATIONAL CORPORATION
Notes to Condensed Financial Statements


1.  Basis of presentation

    The accompanying financial statements, some of which are unaudited, have been condensed in certain respects and should, therefor, be read in conjunction with the audited financial statements and notes related thereto of LexaLite International Corporation for the year ended June 30, 1996 which are contained herein. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation for the interim period. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.  Inventories

    Inventories at June 30, 1996 and September 30, 1996 were as follows:


                                           JUNE 30, 1996   SEPTEMBER 30, 1996
                                                                  (unaudited)
                                           --------------  ------------------
      Raw materials                            $  939,000       $1,172,000
      Finished goods and work in process          572,000          716,000
                                           --------------  ------------------
                                               $1,511,000       $1,888,000
                                           ==============  ==================

              SUMMA AND LEXALITE PRO FORMA FINANCIAL INFORMATION

                               SUMMA INDUSTRIES
        UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited pro forma condensed consolidated financial statements reflect the acquisition by Summa of all the issued and outstanding capital stock of LexaLite as a consequence of the Merger of Subsidiary with and into LexaLite. The transaction will be accounted as a purchase by Summa of the net assets of LexaLite.

The unaudited pro forma condensed consolidated balance sheet is based upon Summa's historical audited consolidated balance sheet at August 31, 1996 and LexaLite's historical audited balance sheet as of June 30, 1996, and is presented as if the transaction had been consummated on August 31, 1996.

The unaudited pro forma condensed consolidated statement of income for the year ended August 31, 1996 gives effect to the merger of Subsidiary and LexaLite as if the transaction had occurred at September 1, 1995, the beginning of Summa's fiscal year ended August 31, 1996. The unaudited pro forma condensed consolidated income statement combines the audited historical consolidated results of operations of Summa for the year ended August 31, 1996 and the audited historical results of the operations of LexaLite for the year ended June 30, 1996.

The pro forma adjustments are based upon available information and upon certain assumptions which the respective management of Summa and LexaLite believes are reasonable. However, the unaudited pro forma condensed consolidated financial statements do not purport to be indicative of the results which would have been achieved if the transaction had been completed on the respective dates above or the results which may be achieved in the future.

                                SUMMA INDUSTRIES
                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                AUGUST 31, 1996

                                                                                                              PRO FORMA
                                               SUMMA              LEXALITE        ADJUSTMENTS                 CONTINUED
                                            ------------         -----------      ------------               ------------
ASSETS

Current assets:
 Cash                                       $   567,000          $   620,000      $        ---               $ 1,187,000
 Accounts receivable                          1,627,000            6,364,000               ---                 7,991,000
 Inventories                                  2,186,000            1,511,000            50,000  (1)            3,747,000
 Prepaid expenses and other                     656,000              679,000               ---                 1,335,000
                                            ------------         -----------      ------------               ------------
   Total current assets                       5,036,000            9,174,000            50,000                14,260,000
                                            ------------         -----------      ------------               ------------
Property, plant and equipment                 6,060,000           24,453,000        (8,177,000) (2)           22,336,000
 Less accumulated depreciation               (2,082,000)         (11,427,000)       11,427,000  (3)           (2,082,000)
   Net property, plant and                  ------------         -----------      ------------               ------------
    equipment                                 3,978,000           13,026,000         3,250,000                20,254,000

Other assets                                  1,865,000            1,909,000               ---                 3,774,000
Goodwill and other intangibles                  946,000                  ---               ---                   946,000
                                            ------------         -----------      ------------               ------------
  Total assets                              $11,825,000          $24,109,000      $  3,300,000               $39,234,000
                                            ============         ===========      ============               ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                           $   812,000         $ 2,027,000                ---                 2,839,000
 Accrued liabilities                          1,249,000           2,348,000            500,000  (4)            4,097,000
 Current maturities of long-term debt               ---           1,200,000                ---                 1,200,000
                                            ------------        ------------      ------------               ------------
Total current liabilities                     2,061,000           5,575,000            500,000                 8,136,000

Bonds payable                                       ---           5,000,000                ---                 5,000,000
Other long-term debt and
  deferred credits and other                                                         1,300,000  (2)
  long term liabilities                       1,120,000           4,029,000            500,000  (5)            6,949,000
                                            ------------        ------------      ------------               ------------
  Total liabilities                           3,181,000          14,604,000          2,300,000                20,085,000
                                            ------------        ------------      ------------               ------------
Shareholders' equity
 Common stock                                 6,157,000           2,158,000          8,347,000  (6)           16,662,000
 Retained earnings                            2,487,000           7,347,000         (7,347,000) (6)            2,487,000
                                            ------------        ------------      ------------               ------------
  Total shareholders' equity                  8,644,000           9,505,000          1,000,000                19,149,000
                                            ------------        ------------      ------------               ------------
  Total liabilities and share-
  holders' equity                           $11,825,000         $24,109,000       $  3,300,000               $39,234,000
                                            ============        ============      ============               ============


                                SUMMA INDUSTRIES
              PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                       FOR THE YEAR ENDED AUGUST 31, 1996

                                                                                                                  Pro Forma
                                                  Summa              LexaLite              Adjustments             Combined
                                               ------------        ------------           -------------           -----------
Net Sales                                      $12,742,000          $36,089,000           $        ---            $48,831,000

Cost and expenses:
  Cost of sales                                  6,847,000           26,964,000                 50,000   (7)       33,861,000
  Selling and administrative
   and other operating expense                   4,551,000            5,886,000                 87,000   (8)       10,524,000
  Interest and other expense                           ---              688,000                    ---                688,000
                                                -----------         -----------             -----------           -----------
    Total cost and expenses                     11,398,000           33,538,000                137,000             45,073,000
                                                -----------         -----------             -----------           -----------
Income from continuing operations
 before provision for taxes                      1,344,000            2,551,000               (137,000)             3,758,000

Provision for income taxes                         541,000              963,000                (55,000)  (9)        1,449,000
                                               ------------         -----------             -----------           -----------
Income from continuing operations              $   803,000          $ 1,588,000             $  (82,000)           $ 2,309,000
                                               ============         ===========             ===========           ===========
Income per common and equivalent
 share from continuing operations              $       .50          $      1.08                                   $       .57
                                               ============         ===========                                   ===========
Weighted average shares                          1,603,000            1,477,000                953,000   (6)        4,033,000
 outstanding                                   ============         ===========             ===========           ===========


The pro forma condensed consolidated financial statements give effect to certain pro forma adjustments, as follows:

(1) Adjustment of work in process and finished goods inventory to eliminate manufacturing profit.
(2) Adjustment of property, plant and equipment to estimated fair value including deferred tax effect.
(3)    Reset of accumulated depreciation of acquired assets to zero.
(4)    Accrual of transaction fees and related costs.
(5) Accrual of contingent liability in connection with repurchase obligations under the Employee Stock Ownership Plan..
(6) Adjustment to reflect the acquisition of LexaLite for 2,439,928 shares of Summa at an assigned value of $6.15 per share, less a discount of 30%.
(7)    Charge cost of sales with write-up of inventory to fair value.
(8)    Record additional depreciation expense.
(9)    Record tax effect of (7) and (8).

                                SUMMA INDUSTRIES
                                 SCHEDULE VIII
                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------

                For the years ended August 31, 1996, 1995, 1994

                                                               Amounts
                                            Balance at         charged
                                            beginning of       (credited)      Acquired          Amounts          Balance at
                                            period             to expense      Reserves        written off       end of period
------------------------------------------------------------------------------------------------------------------------------
1996      Allowance for doubtful accounts   $59,000            $ 48,000                         $(56,000)            $51,000

1995      Allowance for doubtful accounts    75,000             (15,000)          $0              (1,000)             59,000

1994      Allowance for doubtful accounts    56,000              20,000            0              (1,000)             75,000


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Summa has duly caused this Annual Report on Form 10-K for the fiscal year ended August 31, 1996, to be signed on its behalf by the undersigned, thereunto duly authorized, on November 21, 1996.

                                                     SUMMA INDUSTRIES

                                                By:  /s/ James R. Swartwout
                                                     ----------------------
                                                     James R. Swartwout
                                                     President, Chief Executive
                                                     and Financial Officer

     Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K for the fiscal year ended August 31, 1996 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                                Title                           Date
    ---------                                -----                           ----

/s/ JAMES R. SWARTWOUT                  Chairman of the Board           November 21, 1996
------------------------------
James R. Swartwout


/s/ COALSON C. MORRIS                   Director                        November 21, 1996
------------------------------
Coalson C. Morris


/s/ DALE H. MOREHOUSE                   Director                        November 21, 1996
------------------------------
Dale H. Morehouse


/s/ MICHAEL L. HORST                    Director                        November 21, 1996
------------------------------
Michael L. Horst


/s/ WILLIAM R. ZIMMERMAN                Director                        November 21, 1996
------------------------------
William R. Zimmerman


/s/ DAVID MCCONAUGHY                    Director                        November 21, 1996
------------------------------
David McConaughy


/s/ KARL V. PALMAER                     Director                        November 21, 1996
------------------------------
Karl V. Palmaer


/s/ BYRON C. ROTH                       Director                        November 21, 1996
------------------------------
Byron C. Roth


/s/ JOSH T. BARNES                      Director                        November 21, 1996
------------------------------
Josh T. Barnes


/s/ PAUL A. WALBRUN                     Vice President, Controller      November 21, 1996
------------------------------          and Secretary
Paul A. Walbrun
