Form 10-K/A
period 1996-08-31
SUMMA INDUSTRIES
filed 1996-12-31
CIK 62262

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1996

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from    N/A    to    N/A
                                               -------      -------

                           Commission File No. 1-7755


                                SUMMA INDUSTRIES
                (Name of registrant as specified in its charter)

        CALIFORNIA                                          95-1240978
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                      Identification Number)

        21250 HAWTHORNE BOULEVARD, SUITE 500, TORRANCE, CALIFORNIA 90503
          (Address of principal executive offices, including Zip Code)

                 Registrant's Telephone Number:  (310) 792-7024


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

  Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of registrant's Common Stock held by non-affiliates as of November 30, 1996, based upon the closing price of a share of the Common Stock on The Nasdaq National Market, was $16,132,168. The number of shares of registrant's Common Stock outstanding as of November 30, 1996, was 4,073,411.

  The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended August 31, 1996:

  ITEM 14(a)(3) EXHIBITS. Exhibit 27, "Financial Data Schedule," is hereby filed as a part of registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1996.

                                   SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

 Dated: December 30, 1996                          SUMMA INDUSTRIES
                                              By: /s/ PAUL A. WALBRUN
                                                 -------------------------------
                                                 Paul A. Walbrun, Vice President
                                                 Controller and Secretary

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Summa has duly caused this Annual Report on Form 10-K for the fiscal year ended August 31, 1996, to be signed on its behalf by the undersigned, thereunto duly authorized, on December 27, 1996.

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


    Signature                                Title                           Date
    ---------                                -----                           ----

/s/ JAMES R. SWARTWOUT                  Chairman of the Board           December 27, 1996
------------------------------
James R. Swartwout


/s/ COALSON C. MORRIS                   Director                        December 27, 1996
------------------------------
Coalson C. Morris


/s/ DALE H. MOREHOUSE                   Director                        December 27, 1996
------------------------------
Dale H. Morehouse


/s/ MICHAEL L. HORST                    Director                        December 27, 1996
------------------------------
Michael L. Horst


/s/ WILLIAM R. ZIMMERMAN                Director                        December 27, 1996
------------------------------
William R. Zimmerman


/s/ DAVID MCCONAUGHY                    Director                        December 27, 1996
------------------------------
David McConaughy


/s/ KARL V. PALMAER                     Director                        December 27, 1996
------------------------------
Karl V. Palmaer


/s/ BYRON C. ROTH                       Director                        December 27, 1996
------------------------------
Byron C. Roth


/s/ JOSH T. BARNES                      Director                        December 27, 1996
------------------------------
Josh T. Barnes


/s/ PAUL A. WALBRUN                     Vice President, Controller      December 27, 1996
------------------------------          and Secretary
Paul A. Walbrun
