Form 10-Q
period 1996-11-30
SUMMA INDUSTRIES
filed 1997-01-13
CIK 62262

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for, such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ___    ___

The number of shares of common stock outstanding as of November 30, 1996 was 4,073,411.

                                SUMMA INDUSTRIES


                                     INDEX


PART I - FINANCIAL INFORMATION                                          Page
Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets -
         November 30, 1996 (unaudited) and August 31, 1996..............  3

         Condensed Consolidated Statements of Income (unaudited) -
         three months ended November 30, 1996 and 1995..................  4

         Condensed Consolidated Statements of Cash Flows (unaudited) -
         three months ended November 30, 1996 and 1995..................  5

         Notes to Condensed Consolidated
         Financial Statements (unaudited)...............................  6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations...............  7

PART II - OTHER INFORMATION.............................................  8

Signature Page.......................................................... 10

                               SUMMA INDUSTRIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                           November 30, 1996    August 31, 1996
                                              (unaudited)
                                           -----------------    ---------------
ASSETS
Current assets:
   Cash                                       $   513,000        $   567,000
   Accounts receivable                          7,324,000          1,627,000
   Inventories                                  3,993,000          2,186,000
   Prepaid expenses and other                     980,000            656,000
                                           -----------------    ---------------
Total current assets                           12,810,000          5,036,000

Property, plant and equipment                  19,597,000          6,060,000
   Less accumulated depreciation                2,222,000          2,082,000
                                           -----------------    ---------------
Net property, plant and equipment              17,375,000          3,978,000
Other assets                                    3,433,000          1,865,000
Goodwill and other intangibles, net             1,514,000            946,000
                                           -----------------    ---------------
                                              $35,132,000        $11,825,000
                                           =================    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Revolving line of credit                   $    32,000        $       ---
   Accounts payable                             2,093,000            812,000
   Accrued liabilities                          2,789,000          1,249,000
   Current maturities of long-term
   debt                                         2,300,000                ---
                                           -----------------    ---------------
Total current liabilities                       7,214,000          2,061,000
Long-term debt, net of current
 maturities                                     7,231,000            300,000
Other long term liabilities                     1,889,000            820,000
                                           -----------------    ---------------
Total liabilities                              16,334,000          3,181,000
Shareholders' equity:
   Common stock, par value $.001;
    10,000,000 shares
    authorized, 4,073,411 and
    1,603,483 shares issued and
    outstanding at November 30,
    1996 and August 31, 1996,
    respectively.                              16,098,000          6,157,000
   Retained earnings                            2,700,000          2,487,000
                                           -----------------    ---------------
Total shareholders' equity                     18,798,000          8,644,000
                                           -----------------    ---------------
                                              $35,132,000        $11,825,000
                                           =================    ===============


                            See accompanying notes.

                                SUMMA INDUSTRIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                  Three months ended
                                        -------------------------------------
                                        November 30, 1996   November 30, 1995
                                        -----------------   -----------------
Net sales                                      $3,139,000      $2,839,000
Cost of sales                                   1,656,000       1,560,000
                                               ----------       ---------
Gross profit                                    1,483,000       1,279,000
Selling, general and administrative and
 other expenses                                 1,151,000         985,000
                                               ----------       ---------
Operating income from continuing
 operations                                       332,000         294,000
Interest income, net                               28,000             ---
                                               ----------       ---------
Income from continuing operations
 before provision for taxes                       360,000         294,000
Provision for income taxes                        147,000         117,000
                                               ----------       ---------
Income from continuing operations                 213,000         177,000
(Loss) from discontinued operations,
 net of the effect of income tax                      ---         (86,000)
                                               ----------       ---------
Net Income                                     $  213,000      $   91,000
                                               ==========      ==========

Income per common and equivalent share:
     Income from continuing operations         $      .13      $      .11
     (Loss) from discontinued
      operations, net of the effect of
      income tax                                      ---            (.05)
                                               ----------       ---------
Net Income per common and equivalent
 share                                         $      .13      $      .06
                                               ==========      ==========
Weighted average shares outstanding             1,666,000       1,557,000
                                               ==========      ==========

                            See accompanying notes.

                                 SUMMA INDUSTRIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)

                                                  Three months ended
                                        -------------------------------------
                                        November 30, 1996   November 30, 1995
                                        -----------------   -----------------
Operating activities:
Net income                                   $   213,000        $  91,000
                                             -----------        ---------
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
    Depreciation and amortization                164,000          187,000
    Gain on disposition of property,
     plant and equipment                             ---           (3,000)
    Net change in assets and liabilities
       Accounts receivable                       (43,000)         (89,000)
       Inventories                                11,000          151,000
       Prepaid expenses and other                 28,000          (37,000)
       Accounts payable                         (298,000)        (165,000)
       Accrued liabilities                      (303,000)         134,000
                                             -----------        ---------
Total adjustments                               (441,000)         178,000
                                             -----------        ---------
Net cash provided by (used in)
 operating activities                           (228,000)         269,000
                                             -----------        ---------
Investing activities:
    Property, plant & equipment                 (227,000)        (270,000)
                                             -----------        ---------
Net cash used in investing activities           (227,000)        (270,000)
                                             -----------        ---------
Financing activities:
   Net proceeds from (payments on) line
    of credit                                     32,000         (139,000)
   Cash acquired in acquisition of
    LexaLite, net of cash paid                   369,000              ---
                                             -----------        ---------
Net cash provided by (used in) by
 financing activities                            401,000         (139,000)
                                             -----------        ---------
Net decrease in cash                             (54,000)        (140,000)
Cash at beginning of period                      567,000          182,000
                                             -----------        ---------
Cash at end of period                        $   513,000        $  42,000
                                             ===========        =========
Supplemental cash flow information:
   Cash paid during the period for:
      Interest payments                      $     7,000        $  34,000
                                             ===========        =========
      Income tax payments                    $   263,000        $  51,000
                                             ===========        =========
Non-cash investing and financing activities
   Common stock issued for acquisition
     (Note 3)                                $ 9,941,000        $     ---
                                             ===========        =========
Details of acquisition (Note 3):
      Fair value of assets acquired          $23,910,000        $     ---
      Liabilities assumed or incurred         13,825,000              ---
      Common stock issued                      9,941,000              ---
                                             -----------        ---------
      Cash paid                                  144,000              ---
      Less cash acquired                        (513,000)             ---
                                             -----------        ---------
      Net cash acquired in acquisition       $  (369,000)       $     ---
                                             -----------        ---------

                            See accompanying notes.

                               SUMMA INDUSTRIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of presentation

     The accompanying consolidated financial statements of SUMMA INDUSTRIES ("the Company"), some of which are unaudited, have been condensed in certain respects and should, therefor, be read in conjunction with the audited financial statements and notes related thereto contained in the Company's Annual Report on Form 10-K for the year ended August 31, 1996. In the opinion of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation for the interim period. (See Note 3. below.) The results of operations for the three months ended November 30, 1996 are not necessarily indicative of the results to be expected for the full year ending August 31, 1997.

2.   Inventories

     Inventories at August 31, 1996 and November 30, 1996 were as follows:

                           November 30, 1996    August 31, 1996
                              (unaudited)
                           -----------------    ---------------
      Finished goods              $1,496,000         $  713,000
      Work in process                104,000             81,000
      Material and parts           2,393,000          1,392,000
                                  ----------         ----------
                                  $3,993,000         $2,186,000
                                  ==========         ==========

3.   Acquisition

     On November 22, 1996, the Company completed the acquisition of LexaLite International Corporation ("LexaLite"). The acquisition, which will be accounted for using the purchase method of accounting, is more fully described in Part II, Other Information.

     As a consequence of the acquisition, the consolidated balance sheet of the Company at November 30, 1996 includes the balance sheet of LexaLite with preliminary purchase accounting adjustments. None of the results of operations of LexaLite have been included in the consolidated results of operations or the consolidated statement of cash flows of the company for the quarter ended November 30, 1996, and the shares issued to complete the acquisition have not been included in the earnings per share calculation. The results of operations of LexaLite for the period from November 25, 1996 to November 30, 1996 will be included in the Company's consolidated results of operations for the quarter ended February 28, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding Summa's expectations, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in this "Management's Discussion and Analysis" section and elsewhere in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996. The forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

Liquidity and Capital Resources
-------------------------------

The Company's working capital at November 30, 1996 was $5,596,000 compared to $2,975,000 at August 31, 1996. The primary reason for the increase was the inclusion of the balance sheet of newly acquired LexaLite.

Cash provided by operations is the Company's principal source of liquidity. The Company has a $2,000,000 revolving line of credit facility with a bank which has an outstanding balance of $32,000 at November 30, 1996. The credit facility, which expires January 1, 1997, is expected to be renewed on favorable terms.
The Company also has a secured line of credit with a bank which provides for $3,000,000 of maximum borrowings and which has a current balance of $275,000 at November 30, 1996. The expiration date of this facility is October 1, 1997. Additionally, the Company has an agreement with a bank to borrow up to $2,000,000 for the purchase of equipment. No borrowings have been made against this agreement. The agreement expires October 1, 1997.

The Company believes that cash flows from operations and available lines of credit will be sufficient to fund working capital and planned capital expenditures for the next twelve months.

The Company has a strategy of growth by acquisition. Although there are no plans to make a specific acquisition for cash, in the event such a plan were adopted, an alternate source of funds to accomplish the acquisition would have to be developed. The Company has 10,000,000 shares of common stock authorized, of which 4,073,411 shares were outstanding at November 30, 1996 and 5,000,000 shares of "blank check" preferred stock authorized of which none is outstanding. The Company could issue additional shares of common or preferred stock to raise funds.

Results of Operations
---------------------

The following table sets forth certain statement of income information for SUMMA's continuing operations as a percent of sales for the fiscal quarters ended November 30.

                                            1996     1995
                                           ------   ------
Sales                                      100.0%   100.0%
Gross profit                                47.2%    45.1%
S,G & A and other expense                   36.7%    34.7%
Income from continuing operations
 before taxes                               11.5%    10.4%
Income from continuing operations            6.8%     6.2%
                                           ======   ======
Effective tax rate                          40.8%    39.8%

Sales for the first quarter ended November 30, 1996 increased $300,000, or 11%, compared to the prior year first quarter primarily as a result of increased shipments attributable to an expanded sales organization, growing acceptance of the Company's products, the growing market for its products and new product development. Additionally, the Company's sales benefitted by increased building and expansion activity within the petrochemical industry.

Consolidated gross profit increased $204,000, or 16%, primarily due to sales growth and improved margins related to higher volumes. Operating expenses increased $166,000, or 17%, from the comparable prior year period primarily due to the prior expansion of the sales organization, subsequent to last year's first quarter, as a part of the plan to grow sales and due to the timing of litigation expenses (see Part II, Item 1.). Income from continuing operations was up $36,000, or 20% from the comparable prior year period.

The Company's backlog at November 30, 1996, believed to be firm, was $5,626,000 of which $3,334,000 is attributable to the backlog of molded plastic products of the newly acquired business of LexaLite. There was little change in the backlog of the original businesses compared to the backlog at August 31, 1996. The amount of backlog cannot necessarily be used as an indicator of future sales volume.


PART II - OTHER INFORMATION

Item 1.  Legal proceedings
--------------------------

The Company encounters lawsuits from time to time in the ordinary course of business, and at November 30, 1996, the Company's wholly-owned subsidiaries KVP and GST/Stang were each a party to a civil lawsuit as described below. Although the Company has obtained liability insurance coverage for each of the past five years, such insurance may not be available in the future at economically feasible premium rates. Additionally, some lawsuits filed against the Company in the past have contained claims not covered by insurance, or sought damages in excess of policy limits, and such claims could be filed in the future. Any losses that the Company may suffer from current or future lawsuits, and the effect such litigation may have upon the reputation and marketability of the Company's products, could have a material adverse impact on the financial condition and prospects of the Company.

Laitram, et al. v. KVP Systems, Inc. et al., and counterclaims was filed in the
-------------------------------------------
U.S. District Court in Eastern Louisiana in September 1993. The plaintiffs claim KVP has infringed upon two patents. The venue has been changed to Federal District Court in Sacramento, California. The Company contends the claims are invalid, and has filed counterclaims that Laitram has sued in bad faith and has acted in restraint of free trade. The case is in an advanced stage of discovery and could go to trial during fiscal 1997. Since the case involves a number of complex factual and legal issues, it is impossible to predict the outcome. Although the Company believes it has a reasonable expectation of prevailing, because no reserve therefor has been established, and in the absence of applicable insurance, the consequences of an adverse determination would be borne by the Company.

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

None

Item 3.  Default upon Senior Securities
---------------------------------------

None

Item 4.  Submission of matters to a vote of security holders
------------------------------------------------------------

At the Company's Annual Shareholder Meeting on November 21, 1996, the proposal to approve the merger of Charlevoix the Beautiful, Inc., a recently formed and wholly-owned subsidiary of the Company, with and into LexaLite International Corporation, to approve the amendment of the Company's Articles of Incorporation to establish a 9-member Board of Directors divided into three classes serving staggered terms, and to approve adoption by the Company of the LexaLite Employee Stock Ownership Plan, as amended, was approved.

The following incumbent directors were nominated for reelection and Mr. Josh T. Barnes was nominated for election to the Board of Directors of the Company for the terms indicated. There were no other director nominees. Each was elected for the term indicated and until their successors are elected and have qualified.


          Name                    Year Term
          Michael L. Horst                3
          James R. Swartwout              3
          Josh T. Barnes                  3
          Coalson C. Morris               2
          Karl V. Palmaer                 2
          Byron C. Roth                   2

Item 5.  Other Information
--------------------------

On November 22, 1996, the Company acquired all of the outstanding capital stock of LexaLite, a manufacturer whose primary products are engineered injection molded plastic optical components for OEM customers in the lighting industry. The acquisition cost consisted of the following:

------------------------------------------------------
Common stock issued to LexaLite
 shareholders                              $ 9,821,000
Acquisition costs                              315,000
Liabilities assumed or incurred             13,774,000
                                        --------------
Total acquisition cost                     $23,910,000
                                        ==============

The Company issued 2,439,928 shares of SUMMA to the shareholders of LexaLite on the effective date of the acquisition. The acquisition cost has been allocated to the assets purchased and the liabilities assumed or incurred based upon their fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired amounted to $485,000 and has been recorded as goodwill which will be amortized on a straight-line basis over 25 years.

The following unaudited pro-forma information presents results of operations of the Company and LexaLite for the three month periods ended November 30, 1996 and November 30, 1995 as if the acquisition had been made as of September 1, 1996 and September 1, 1995, respectively, with pro-forma adjustments to give effect to the amortization of goodwill and other intangibles, adjustments in depreciation and inventory value, the related income tax effects, and the effect upon earnings per share of the additional shares of stock given in exchange for LexaLite stock.

                                                   Three months ended
                                        --------------------------------------
                                        November 30, 1996    November 30, 1995
                                        -----------------    -----------------
Net sales                                   $11,746,000          $9,842,000
Income from continuing operations               653,000             318,000
Net income                                  $   653,000          $  232,000
                                        =================    =================

Income per common and equivalent share
   Income from continuing operations        $       .16          $      .08
   Net income per common and equivalent
    share                                   $       .16          $      .06

Such pro-forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of the three month periods presented or the results which may be achieved in the future.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

          (a)  Exhibits.  Exhibit 27 - Financial Data Schedule
               ---------

          (b)  Current Reports on Form 8-K.  None.
               ----------------------------


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on January 8, 1997.


                     SUMMA INDUSTRIES

                     /s/ JAMES R. SWARTWOUT
                     ----------------------
                     James R. Swartwout, President and Chief Financial Officer

                     /s/ PAUL A. WALBRUN
                     -------------------
                     /s/ Paul A. Walbrun, Vice President, Controller and
                     Secretary