Form 10-Q
period 1997-02-28
SUMMA INDUSTRIES
filed 1997-03-31
CIK 62262

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1997

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

              For the Transition Period from    N/A    to    N/A
                                               -----        -----

                           Commission File No. 1-7755


                                SUMMA INDUSTRIES
                (Name of registrant as specified in its charter)

           CALIFORNIA                                         95-1240978
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification Number)

       21250 HAWTHORNE BOULEVARD, SUITE 500, TORRANCE, CALIFORNIA 90503
          (Address of principal executive offices, including Zip Code)

                 Registrant's Telephone Number:  (310) 792-7024


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for, such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No
                                                                __    ___

The number of shares of common stock outstanding as of February 28, 1997 was 4,070,250.

                                SUMMA INDUSTRIES



                                     INDEX


                                                                                       Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

     Condensed Consolidated Balance Sheets -
     February 28, 1997 (unaudited) and August 31, 1996...........................        3

     Condensed Consolidated Statements of Income (unaudited) -
     three months and six months ended February 28, 1997 and February 29, 1996...        4

     Condensed Consolidated Statements of Cash Flows (unaudited) -
     three months and six months ended February 28, 1997 and February 29, 1996...        5

     Notes to Condensed Consolidated Financial Statements (unaudited)............        6

Item 2.  Management's Discussion and Analysis
     of Financial Condition and Results of Operations............................        7

PART II - OTHER INFORMATION......................................................        8

Signature Page...................................................................       10

                               SUMMA INDUSTRIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             February 28, 1997    August 31, 1996
                                                                (unaudited)
                                                             -----------------    ----------------
ASSETS

Current assets:

  Cash                                                            $   326,000        $   567,000

  Accounts receivable                                               7,612,000          1,627,000

  Inventories                                                       3,996,000          2,186,000

  Prepaid expenses and other                                        1,137,000            656,000
                                                                  -----------        -----------
    Total current assets                                           13,071,000          5,036,000


Property, plant and equipment                                      20,657,000          6,060,000

 Less accumulated depreciation                                      2,838,000          2,082,000
                                                                  -----------        -----------
    Net property, plant and equipment                              17,819,000          3,978,000

Other assets                                                        3,112,000          1,865,000

Goodwill and other intangibles, net                                 1,068,000            946,000
                                                                  -----------        -----------
                                                                  $35,070,000        $11,825,000
                                                                  ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

 Revolving line of credit                                         $    80,000    $          ---

 Accounts payable                                                   1,705,000            812,000

 Accrued liabilities                                                2,713,000          1,249,000

 Current maturities of long-term debt                               2,300,000                ---
                                                                  -----------        -----------
    Total current liabilities                                       6,798,000          2,061,000

Long-term debt, net of current maturities                           6,922,000            300,000

Other long term liabilities                                         1,938,000            820,000
                                                                  -----------        -----------
    Total liabilities                                              15,658,000          3,181,000

Shareholders' equity:

 Common stock, par value $.001; 10,000,000 shares
  authorized, 4,070,250 and 1,603,483  shares issued
  and outstanding at February 28, 1997 and August 31,
  1996, respectively.                                              16,083,000          6,157,000

 Retained earnings                                                  3,329,000          2,487,000
                                                                  -----------        -----------
     Total shareholders' equity                                    19,412,000          8,644,000
                                                                  -----------        -----------
                                                                  $35,070,000        $11,825,000
                                                                  ===========        ===========

                            See accompanying notes.

                               SUMMA INDUSTRIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                         Three months ended                Six months ended
                                                  --------------------------------   ----------------------------
                                                  February 28,        February 29,   February 28,    February 29,
                                                      1997                1996           1997           1996
                                                  ------------        ------------   ------------    -----------
Net sales                                          $13,512,000          $2,928,000    $16,651,000     $5,767,000

Cost of sales                                        9,510,000           1,589,000     11,166,000      3,149,000
                                                  ------------        ------------   ------------    -----------
Gross profit                                         4,002,000           1,339,000      5,485,000      2,618,000

Selling, general and administrative
    and other expenses                              2,840,000            1,045,000      3,991,000      2,030,000
                                                  ------------        ------------   ------------    -----------
Operating income from continuing
     operations                                      1,162,000             294,000      1,494,000        588,000

Interest expense, net                                  109,000                 ---         81,000            ---
                                                  ------------        ------------   ------------    -----------
Income from continuing operations
     before provision for taxes                      1,053,000             294,000      1,413,000        588,000

Provision for income taxes                             424,000             137,000        571,000        254,000
                                                  ------------        ------------   ------------    -----------
Income from continuing operations                      629,000             157,000        842,000        334,000

(Loss) from discontinued operations,
      net of the effect of income tax                      ---            (135,000)           ---       (221,000)
                                                  ------------        ------------   ------------    -----------
Net Income                                         $   629,000          $   22,000    $   842,000     $  113,000
                                                  ============        ============   ============    ===========

Income per common and equivalent
 share:

    Income from continuing
       operations                                 $        .16          $      .10    $       .29     $      .21

    (Loss) from discontinued
       operations, net of the effect of
       income tax                                          ---                (.09)           ---           (.14)
                                                  ------------        ------------   ------------    -----------
Net Income per common and
     equivalent share                               $      .16          $      .01    $       .29     $      .07
                                                  ------------        ------------   ------------    -----------
Weighted average shares outstanding                  4,088,000           1,576,000      2,877,000      1,567,000
                                                  ============        ============   ============    ===========


                            See accompanying notes.

                               SUMMA INDUSTRIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                            Six months ended
                                                                 -------------------------------------
                                                                 February 28, 1997   February 29, 1996
                                                                 -----------------   -----------------
Operating activities:
Net income                                                                $842,000            $113,000
                                                                       -----------           ---------
Adjustments to reconcile net income to net
 cash provided by operating activities:

  Depreciation and amortization                                            835,000             389,000
  Gain on disposition of property, plant and equipment                      (4,000)            (37,000)
  Net change in assets and liabilities
   Accounts receivable                                                    (331,000)            303,000
   Inventories                                                               8,000             126,000
   Prepaid expenses and other                                              (62,000)             86,000
   Accounts payable                                                       (686,000)           (173,000)
   Accrued liabilities                                                    (448,000)           (162,000)
                                                                       -----------           ---------
Total adjustments                                                         (688,000)            532,000
                                                                       -----------           ---------
      Net cash provided by operating activities                            154,000             645,000
                                                                       -----------           ---------
Investing activities:
   Property, plant & equipment                                            (825,000)           (499,000)
   Proceeds from sale of equipment                                           5,000              62,000
   Net Increase in unexpended industrial revenue bond
    proceeds                                                               212,000                 ---
   Proceeds from cash surrender value of life insurance                     97,000                 ---
                                                                       -----------           ---------
       Net cash used in investing activities                              (511,000)           (437,000)
                                                                       -----------           ---------
Financing activities:
  Net proceeds from (payments on) line of credit                            55,000            (316,000)
  Payments on long term debt                                              (284,000)                ---
  Proceeds from the exercise of stock options                               27,000                 ---
  Cash acquired in acquisition of LexaLite, net of cash paid               318,000                 ---
                                                                       -----------           ---------
       Net cash provided by (used in) financing activities                 116,000            (316,000)
                                                                       -----------           ---------
Net decrease in cash                                                      (241,000)           (108,000)
Cash at beginning of period                                                567,000             182,000
                                                                       -----------           ---------
Cash at end of period                                                   $  326,000           $  74,000
                                                                       ===========           =========
Supplemental cash flow information:
  Cash paid during the period for:

       Interest payments                                                $   34,000           $  62,000
                                                                       ===========           =========
       Income tax payments                                              $  665,000           $ 119,000
                                                                       ===========           =========
Non-cash investing and financing activities
   Common stock issued for acquisition (Note 3)                         $9,899,000           $     ---
                                                                       ===========           =========
Details of acquisition (Note 3):
   Fair value of assets required                                       $23,775,000           $     ---
   Liabilities assumed or incurred                                      13,681,000                 ---
   Common stock issued                                                   9,899,000                 ---
                                                                       -----------           ---------
   Cash paid                                                               195,000                 ---
   Less cash acquired                                                     (513,000)                ---
                                                                       -----------           ---------
   Net cash acquired in acquisition                                    $  (318,000)          $     ---
                                                                       -----------           ---------

                            See accompanying notes.

                                SUMMA INDUSTRIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of presentation

     The accompanying consolidated financial statements of SUMMA INDUSTRIES ("the Company"), some of which are unaudited, have been condensed in certain respects and should, therefor, be read in conjunction with the audited financial statements and notes related thereto contained in the Company's Annual Report on Form 10-K for the year ended August 31, 1996. In the opinion of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation for the interim period. (See Note 3. below.) The results of operations for the three months and six months ended February 28, 1997 are not necessarily indicative of the results to be expected for the full year ending August 31, 1997.

2.   Inventories

     Inventories at February 28, 1997 and August 31, 1996 were as follows:

                             February 28, 1997     August 31, 1996
                                    (unaudited)
                             -----------------     ---------------

         Finished goods              $1,501,000         $  713,000

         Work in process                166,000             81,000

         Material and parts           2,329,000          1,392,000
                              -----------------     --------------
                                     $3,996,000         $2,186,000
                              =================     ==============

3.   Acquisition

     On November 22, 1996, the Company completed the acquisition of LexaLite International Corporation ("LexaLite"). The acquisition, which has been accounted for using the purchase method of accounting, is more fully described in Part II, Other Information.

     As a consequence of the acquisition, the consolidated balance sheet of the Company at February 28, 1997 includes the balance sheet of LexaLite with preliminary purchase accounting adjustments. The results of operations of LexaLite have been included in the consolidated results of operations and the consolidated statement of cash flows of the Company since November 22, 1996, the date of acquisition, and the shares issued to complete the acquisition have been included in the earnings per share calculation.

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

Liquidity and Capital Resources
-------------------------------

The Company's working capital at February 28, 1997 was $6,273,000 compared to $2,975,000 at August 31, 1996. The primary reason for the increase was the inclusion of the assets and liabilities of newly acquired LexaLite in the Company's consolidated balance sheet.

Cash provided by operations is the Company's principal source of liquidity. The Company has various working capital and equipment acquisition credit facilities, aggregating $7,000,000, of which $330,000 was in use at February 28, 1997. The facilities expire at various dates beginning in October 1997. The Company believes that cash flows from operations and available lines of credit will be sufficient to fund working capital and planned capital expenditures for the next twelve months.

The Company has a strategy of growth by acquisition. The Company has announced an acquisition plan as described in Item 5, "Other Information", of this Quarterly Report, which will require approximately $4,000,000 in cash. Although no commitment has been requested yet, the Company expects to be able to borrow the required funds from a commercial bank. The Company has 10,000,000 shares of common stock authorized, of which 4,070,250 shares were outstanding at February 28, 1997 and 5,000,000 shares of "blank check" preferred stock authorized of which none is outstanding. The planned acquisition will require the issuance of between 1,700,000 and 2,400,000 shares of common stock, and the issuance of new debentures which could ultimately be convertible into up to an additional 1,250,000 shares of common stock.

Results of Operations
---------------------

The following table sets forth certain Statements of Income information as a percent of sales for the quarter and six months ended February 28, 1997 and February 29, 1996.

                                             Three  months ended                         Six months ended
                                       ----------------------------------         ------------------------------
                                       February 28,           February 29,        February 28,       February 29,
                                          1997                    1996                1997              1996
                                       --------------       --------------        --------------    -------------
Sales                                          100.0%              100.0%                100.0%           100.0%

Gross profit                                    29.6%               45.7%                 32.9%            45.4%

S,G & A and other expense                       21.0%               35.7%                 24.0%            35.2%

Income from continuing operations
   before provision for taxes

Income from continuing operations                4.7%                5.4%                  5.1%             5.8%
                                         ============          ==========             =========         ========
Effective tax rate                              40.3%               46.6%                 40.4%            43.2%

Sales for the second quarter, ended February 28, 1997, increased $10,584,000, or 361% compared to the same period in the prior year, primarily as a result of the inclusion of the newly acquired business of LexaLite. Consolidated gross profit increased $2,663,000, or 199%, for the same reason. Gross profit as a percentage of sales decreased from 46% to 30%, primarily due to the inclusion of LexaLite sales at typically lower margins than those of SUMMA's other businesses. The gross margin percentages of SUMMA's businesses other than LexaLite increased about 1%, due primarily to increased volume. LexaLite's gross margins percentages were consistent with recent prior experience. Operating expenses increased $1,795,000, or 171%, from the comparable prior year period, but as a percentage of sales, decreased from 36% to 21%, due primarily to the inclusion of LexaLite. Income from continuing operations for the quarter was $629,000, compared to $157,000 for the same period last year.

Sales for the six months ended February 28, 1997, increased $10,884,000, or 189%, from the comparable prior year period, primarily due to the inclusion of the sales of LexaLite and an increase in the sales of the other previously owned businesses. Consolidated gross profits increased $2,867,000, or 110%, primarily related to the inclusion of LexaLite's sales. Operating expenses increased $1,961,000, or 96% from the comparable period last year but as a percentage of sales decreased from 35% to 24% primarily because of the inclusion of LexaLite. Income from continuing operations for the six month period was $842,000 compared to $334,000, for the same period last year, a 152% increase.

The Company's backlog of the continuing businesses at February 28, 1997, believed to be firm, was $6,579,000. The amount of backlog cannot necessarily be used as an indicator of future sales volume.


PART II - OTHER INFORMATION

Item 1.  Legal proceedings
--------------------------

The Company encounters lawsuits from time to time in the ordinary course of business, and at November 30, 1996, the Company's wholly-owned subsidiaries KVP Systems, Inc. and the Stang division of GST Industries, Inc. were each a party to a civil lawsuit as described below. Although the Company has obtained liability insurance coverage for each of the past five years, such insurance may not be available in the future at economically feasible premium rates. Additionally, some lawsuits filed against the Company in the past have contained claims not covered by insurance, or sought damages in excess of policy limits, and such claims could be filed in the future. Any losses that the Company may suffer from current or future lawsuits, and the effect such litigation may have upon the reputation and marketability of the Company's products, could have a material adverse impact on the financial condition and prospects of the Company.

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

None

Item 3.  Default upon Senior Securities
---------------------------------------

None

Item 4.  Submission of matters to a vote of security holders
------------------------------------------------------------

None

Item 5.  Other Information
--------------------------

Pro-forma results including operations of LexaLite

The following information is presented as if the acquisition of LexaLite had been made as of September 1, 1996 and September 1, 1995, respectively, with pro-forma adjustments to give effect to the amortization of goodwill and other intangibles, adjustments in depreciation and inventory value, the related income tax effects, and the effect upon earnings per share of the additional shares of stock given in exchange for LexaLite stock.

                                                    Three months ended              Six months ended
                                              -------------------------------   ---------------------------
                                              February 28,       February 29,   February 28,   February 29,
                                                 1997                1996           1997           1996
                                               (Actual)          (Pro-forma)    (Pro-forma)    (Pro-forma)
                                              -----------        -----------    -----------    -----------
Net sales                                     $13,512,000        $12,650,000    $25,258,000    $22,492,000

Income from continuing operations                 629,000            662,000      1,282,000        980,000

Net income                                    $   629,000        $   527,000    $ 1,282,000    $   759,000
                                              ===========        ===========    ===========    ===========
Income per common and equivalent
   share

   Income from continuing
      operations                                  $   .16             $  .17        $  .32          $  .25

   Net income per common and
       equivalent share                           $   .17             $  .13        $  .32          $  .19

Such pro-forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of the three month periods presented or the results which may be achieved in the future.

SUMMA-Calnetics Merger Agreement

On March 26, 1997, the Company entered into a definitive agreement for the merger of Calnetics Corporation, a California Corporation whose stock is traded on the Nasdaq National Market under the symbol CALN, with and into a new subsidiary of SUMMA, for a combination of cash, debentures and common stock. Under the negotiated terms, each share of Calnetics common stock would be converted into the right to receive $1.25 cash, $2.25 payable pursuant to a 10-year, 5.5% subordinated convertible debenture and a portion of a share of SUMMA common stock determined by dividing $4.25 by the average price of SUMMA common stock in a future period to be defined, but not less than 0.57 nor more than 0.77 of a share. The debentures will be issued in $1,000 denominations which will be convertible at a rate of $8.00 into 125 shares during the first 3 years, and at the rate of $10.00 into 100 shares thereafter. The consummation of the transaction is subject to several conditions including the approval of the Shareholders of both companies at meetings expected to be held in June 1997.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

  (a)     Exhibits.  10.1. Agreement and Plan of Reorganization dated March 26,
          ---------
          1997.


  (b)     Current Reports on Form 8-K.  None.
          ----------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 28, 1997.


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