Form 10-Q
period 1997-05-31
SUMMA INDUSTRIES
filed 1997-06-26
CIK 62262

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 1997

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the Transition Period from N/A to N/A
                                                  ---    ---

                           Commission File No. 1-7755


                               SUMMA INDUSTRIES
               (Name of registrant as specified in its charter)

             CALIFORNIA                                95-1240978
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

The number of shares of common stock outstanding as of May 31, 1997 was 4,058,566.

                               SUMMA INDUSTRIES


                                     INDEX

PART I - FINANCIAL INFORMATION                             Page

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets -
        May 31, 1997 (unaudited) and August 31, 1996.......  3

        Condensed Consolidated Statements of Income
        (unaudited) - three months and nine months
        ended May 31, 1997 and 1996........................  4

        Condensed Consolidated Statements of Cash
        Flows (unaudited) - nine months ended
        May 31, 1997 and 1996..............................  5

        Notes to Condensed Consolidated Financial
        Statements (unaudited).............................  6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations......  7

PART II - OTHER INFORMATION................................  8

Signature Page............................................. 10

                              SUMMA INDUSTRIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                             May 31, 1997      August 31, 1996
                                              (unaudited)
                                             ------------      ---------------
ASSETS
Current assets:
   Cash...................................... $ 1,345,000        $   567,000
   Accounts receivable.......................   6,939,000          1,627,000
   Inventories...............................   3,915,000          2,186,000
   Prepaid expenses and other................   1,163,000            656,000
                                              -----------        -----------
     Total current assets....................  13,362,000          5,036,000

Property, plant and equipment................  20,980,000          6,060,000
   Less accumulated depreciation.............   3,409,000          2,082,000
                                              -----------        -----------
     Net property, plant and equipment.......  17,571,000          3,978,000
Other assets.................................   2,938,000          1,865,000
Goodwill and other intangibles, net..........   1,350,000            946,000
                                              -----------        -----------
                                              $35,221,000        $11,825,000
                                              ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable.......................... $ 1,552,000        $   812,000
   Accrued liabilities.......................   3,038,000          1,249,000
   Current maturities of long-term debt......   2,300,000                  -
                                              -----------        -----------
     Total current liabilities...............   6,890,000          2,061,000
Long-term debt, net of current maturities....   6,344,000            300,000
Other long-term liabilities..................   1,999,000            820,000
                                              -----------        -----------
     Total liabilities.......................  15,233,000          3,181,000
Shareholders' equity:
   Common stock, par value $.001;
     10,000,000 shares authorized,
     4,058,566 and 1,603,483 shares
     issued and outstanding at May 31,
     1997 and August 31, 1996,
     respectively............................  16,039,000          6,157,000
   Retained earnings.........................   3,949,000          2,487,000
                                              -----------        -----------
     Total shareholders' equity..............  19,988,000          8,644,000
                                              -----------        -----------
                                              $35,221,000        $11,825,000
                                              ===========        ===========

                           See accompanying notes.

                               SUMMA INDUSTRIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                    Three months ended               Nine months ended
                                            --------------------------------   ------------------------------
                                             May 31, 1997       May 31, 1996     May 31, 1997   May 31, 1996
                                            -------------      -------------    -------------   -------------
Net sales................................... $13,075,000        $ 3,136,000      $29,726,000     $ 8,903,000
Cost of sales...............................   8,904,000          1,779,000       20,070,000       4,928,000
                                             -----------        -----------      -----------     -----------
Gross profit................................   4,171,000          1,357,000        9,656,000       3,975,000
Selling, general and administrative.........   2,803,000            989,000        6,779,000       3,015,000
                                             -----------        -----------      -----------     -----------
Operating income from continuing
  operations................................   1,368,000            368,000        2,877,000         960,000
Interest expense, net.......................     105,000                 --          186,000              --
Other expense...............................     220,000             16,000          235,000          20,000
                                             -----------        -----------      -----------     -----------
Income from continuing operations
  before provision for taxes................   1,043,000            352,000        2,456,000         940,000
Provision for income taxes..................     423,000            145,000          994,000         399,000
                                             -----------        -----------      -----------     -----------
Income from continuing operations...........     620,000            207,000        1,462.000         541,000
(Loss) from discontinued operations,
  net of the effect of income tax...........          --            (14,000)              --        (235,000)
                                             -----------        -----------      -----------     -----------
Net income..................................  $  620,000        $   193,000      $ 1,462,000     $   306,000
                                             ===========        ===========      ===========     ===========

Income per common and equivalent share:
  Income from continuing operations......... $      .15         $       .13      $       .44     $      .34
  (Loss) from discontinued operations,
    net of the effect of income tax.........         --                (.01)              --            .19
                                             -----------        -----------      -----------     -----------
Net Income per common and
  equivalent share.......................... $       .15        $       .12      $       .44     $      (.15)
                                             ===========        ===========      ===========     ===========
Weighted average shares outstanding.........   4,105,000          1,613,000        3,286,000       1,582,000
                                             ===========        ===========      ===========     ===========

                            See accompanying notes.

                               SUMMA INDUSTRIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                     Nine months ended
                                                               -----------------------------
                                                                May 31, 1997     May 31, 1996
                                                               -------------    -------------
Operating activities:
Net income..................................................... $ 1,462,000      $   306,000
Adjustments to reconcile net income to net
 cash provided by operating activities:

 Depreciation and amortization.................................   1,510,000          596,000
 Gain on disposition of property, plant and equipment..........      (2,000)         (55,000)
 Net change in assets and liabilities
  Accounts receivable..........................................     342,000           85,000
  Inventories..................................................      89,000          (38,000)
  Prepaid expenses and other...................................     115,000          174,000
  Accounts payable.............................................    (839,000)           4,000
  Accrued liabilities..........................................    (587,000)         (44,000)
                                                               -------------    -------------
Total adjustments..............................................     628,000          722,000
                                                               -------------    -------------
    Net cash provided by operating activities..................   2,090,000        1,028,000
                                                               -------------    -------------
Investing activities:
 Property, plant & equipment...................................  (1,231,000)        (870,000)
 Other assets..................................................     (15,000)          (8,000)
 Proceeds from sale of equipment...............................       5,000           91,000
 Net decrease in unexpended industrial revenue bond proceeds...     204,000               --
 Proceeds from cash surrender value of life insurance..........     254,000               --
                                                               -------------    -------------
    Net cash used in investing activities......................    (783,000)        (787,000)
                                                               -------------    -------------
Financing activities:
 Payments on line of credit....................................    (275,000)        (356,000)
 Payments on long term debt....................................    (612,000)              --
 Proceeds from issuance of long term debt......................          --           31,000
 Proceeds from the exercise of stock options...................      40,000          140,000
 Cash acquired in acquisition of LexaLite, net of cash paid....     318,000               --
                                                               -------------    -------------
    Net cash used in financing activities......................    (529,000)        (185,000)
                                                               -------------    -------------
Net increase in cash...........................................     778,000           56,000
Cash at beginning of period....................................     567,000          182,000
                                                               -------------    -------------
Cash at end of period.......................................... $ 1,345,000      $   238,000
                                                               =============    =============
Supplemental cash flow information:
 Cash paid during the period for:
    Interest payments.......................................... $   302,000      $    89,000
                                                               =============    =============
    Income tax payments, (net of refunds)...................... $   857,000      $   156,000
                                                               =============    =============
Non-cash investing and financing activities
 Common stock issued for acquisition (Note 3).................. $ 9,842,000      $        --
                                                               =============    =============
Details of acquisition (Note 3):
 Fair value of assets acquired................................. $24,064,000      $        --
 Liabilities assumed or incurred...............................  14,027,000               --
 Common stock issued...........................................   9,842,000               --
                                                               -------------    -------------
 Cash paid.....................................................     195,000               --
 Less cash acquired............................................    (513,000)              --
                                                               -------------    -------------
 Net cash acquired in acquisition.............................. $  (318,000)     $        --
                                                               -------------    -------------

                            See accompanying notes.

                              SUMMA INDUSTRIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of presentation

    The accompanying consolidated financial statements of SUMMA INDUSTRIES ("the Company"), some of which are unaudited, have been condensed in certain respects and should, therefore, be read in conjunction with the audited financial statements and notes related thereto contained in the Company's Annual Report on Form 10-K for the year ended August 31, 1996. In the opinion of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation for the interim periods. (See Note 3, below.) The results of operations for the three months and nine months ended May 31, 1997 are not necessarily indicative of the results to be expected for the full year ending August 31, 1997.

2.  Inventories

    Inventories at May 31, 1997 and August 31, 1996 were as follows:

                              May 31, 1997        August 31, 1996
                               (unaudited)
                              ------------        ---------------
        Finished goods........ $1,650,000            $  713,000
        Work in process.......    177,000                81,000
        Material and parts....  2,088,000             1,392,000
                               ----------            ----------
                               $3,915,000            $2,186,000
                               ==========            ==========

3.  Acquisition

    On November 22, 1996, the Company completed the acquisition of LexaLite International Corporation ("LexaLite"). The acquisition, which has been accounted for using the purchase method of accounting, is more fully described in Part II, Other Information.

    As a consequence of the acquisition, the consolidated balance sheet of the Company at May 31, 1997 includes the balance sheet of LexaLite with purchase accounting adjustments. The results of operations of LexaLite have been included in the consolidated results of operations and the consolidated statement of cash flows of the Company since November 22, 1996, the date of acquisition, and the shares issued to complete the acquisition have been included in the earnings per share calculation.

4.  New accounting pronouncements

    Effective September 1, 1997, the Company will be required to adopt Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The statement requires new computation, presentation and disclosures of earnings per share. The Company has reviewed the provisions of SFAS No. 128 and has determined that with the adoption of this pronouncement, the diluted earnings per share reported will be the same as the previously reported net income per common and equivalent share.

    Effective September 1, 1997, the Company will be required to adopt SFAS No. 129, "Disclosures of Information about Capital Structure." The statement requires certain disclosures regarding a company's capital structure. Adoption of this statement will have no effect with regards to financial reporting.

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

Liquidity and Capital Resources
------------------------------

The Company's working capital at May 31, 1997 was $6,472,000 compared to $2,975,000 at August 31, 1996. The primary reason for the increase was the inclusion of the assets and liabilities of recently acquired LexaLite in the Company's consolidated balance sheet.

Cash provided by operations is the Company's principal source of liquidity. For the nine months ended May 31, 1997, net cash provided by operating activities was $2,090,000 compared to $1,028,000 for the comparable prior year period. The improved cash flows from operations were primarily due to the inclusion of LexaLite. The Company has various working capital and equipment acquisition credit facilities, aggregating $7,000,000, of which none was in use at May 31, 1997. The facilities expire at various dates beginning in October 1997. The Company believes that cash flows from operations and available lines of credit will be sufficient to fund working capital and planned capital expenditures for the next twelve months.

The Company has a strategy of growth by acquisition. If the Company adopts a plan to acquire a business in the near future, funds would have to be arranged with a new or increased debt facility. Alternately, the Company could use its securities as consideration in a transaction, or sell securities to raise acquisition funds. The Company has 10,000,000 shares of common stock authorized, of which 4,058,566 shares were outstanding at May 31, 1997, and 5,000,000 shares of "blank check" preferred stock authorized, of which none is outstanding.

Results of Operations
---------------------

The following table sets forth certain Statements of Income information as a percent of sales for the quarter and nine months ended May 31, 1997 and May 31, 1996.

                                      Three months ended              Nine months ended
                                   --------------------------    --------------------------
                                   May 31, 1997   May 31, 1996   May 31, 1997   May 31, 1996
                                   ------------   ------------   ------------   ------------
   ................................
Sales..............................   100.0%         100.0%         100.0%         100.0%

Gross profit.......................    31.9%          43.3%          32.5%          44.6%

S, G & A...........................    21.4%          31.6%          22.8%          33.8%

Interest expense, net..............     0.8%            --%           0.6%            --%

Other expense......................     1.7%           0.5%           0.8%           0.2%

Income from continuing operations
  before provision for taxes.......     8.0%          11.2%           8.3%          10.6%

Income from continuing operations..     4.7%           6.6%           4.9%           6.1%
                                   =========     ==========     ==========     ==========

Effective tax rate.................    40.6%          41.2%          40.5%          42.4%

Results for the third quarter and year to date were reduced by a $210,000 pre-tax charge included in other expense related to the planned merger with Calnetics Corporation which was terminated in May 1997.

Sales for the third quarter, ended May 31, 1997, increased $9,939,000, or 317% compared to the same period in the prior year, due to the inclusion of the recently acquired business of LexaLite and an increase in the sales of the previously owned business. Consolidated gross profit increased $2,814,000, or 207%, for the same reasons. Gross profit as a percentage of sales decreased from 43% to 32%, primarily due to the inclusion of LexaLite sales at typically lower margin margins than those of SUMMA's other businesses. The gross margin percentages of SUMMA's businesses other than LexaLite increased about 4%, due primarily to price increases and increased volume. LexaLite's gross margin percentages were consistent with recent prior experience. Operating expenses increased $1,814,000, or 183%, from the comparable prior year period, but as a percentage of sales, decreased from 32% to 21%, due primarily to the inclusion of LexaLite. Income from continuing operations for the quarter was $620,000 compared to $207,000 for the same period last year.

Sales for the nine months ended May 31, 1997, increased $20,823,000, or 234%, from the comparable prior year period, primarily due to the inclusion of the sales of LexaLite and an increase in the sales of the other previously owned businesses. Consolidated gross profits increased $5,681,000, or 143%, primarily related to the inclusion of LexaLite's sales and related to increased sales and improved margins in the Company's previously owned businesses. Operating expenses increased $3,764,000, or 125% from the comparable period last year but as a percentage of sales decreased from 34% to 23% primarily because of the inclusions of LexaLite. Income from continuing operations for the six month period was $1,462,000 compared to $541,000, for the same period last year, a 170% increase.

The Company's backlog at May 31, 1997, believed to be firm, was $6,691,000. The amount of backlog cannot necessarily be used as an indicator of future sales volume.

PART II - OTHER INFORMATION

Item 1. Legal proceedings
-------------------------

The Company encounters lawsuits from time to time in the ordinary course of business, and at May 31, 1997, the Company's wholly-owned subsidiaries KVP Systems, Inc. and the Stang division of GTS Industries, Inc. were each a party to a civil lawsuit as described below. Although the Company has obtained liability insurance coverage for each of the past five years, such insurance may not be available in the future at economically feasible premium rates. Additionally, some lawsuits filed against the Company in the past have contained claims not covered by insurance, or sought damages in excess of policy limits, and such claims could be filed in the future. Any losses that the Company may suffer from current or future lawsuits, and the effect such litigation may have upon the reputation and marketability of the company's products, could have a material adverse impact on the financial condition and prospects of the Company.

Laitram. et al. v. KVP Systems, Inc. et al., and counterclaims was filed in the
-------------------------------------------
U.S. District Court in Eastern Louisiana in September 1993. The plaintiffs claim KVP has infringed upon two patents. The venue was changed to Federal District Court in Sacramento, California. On April 24, 1997, the court ruled that KVP's products do not infringe Laitram's patents, and dismissed KVP's counter-claims. Laitram has indicated its intention to appeal. Although the Company believes it has a reasonable expectation of prevailing, because no reserve therefor has been established, and in the absence of applicable insurance, the consequences of an adverse determination would be borne by the Company.

In Wright v. Stang, et al., a piece of pipe, to which a water cannon
   -----------------------
manufactured by Stang was attached, broke, knocking a fireman down. Since Stang did not make or supply the pipe which failed, the case was dismissed. On appeal, the dismissal was reversed. The Company has $2,000,000 in product liability insurance applicable to this case.

Item 2. Change in Securities
----------------------------

None

Item 3. Default upon Senior Securities
--------------------------------------

None

Item 4. Submission of matters to a vote of security holders
-----------------------------------------------------------

None

Item 5. Other Information
-------------------------

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



                                                Three months ended                 Nine months ended
                                             ---------------------------       ----------------------------
                                             May 31, 1997   May 31, 1996       May 31, 1997    May 31, 1996
                                                (Actual)    (Pro-forma)         (Pro-forma)     (Pro-forma)
                                             ------------   ------------       ------------    ------------
Net sales.................................... $13,075,000    $12,672,000        $38,333,000     $35,164,000

Income from continuing operations............     620,000        534,000          1,967,000       1,514,000

Net income................................... $   620,000    $   520,000          1,967,000       1,279,000
                                             ============   ============       ============    ============
Income per common and equivalent
  share

  Income from continuing
    operations............................... $       .15    $       .13        $       .47     $       .38

Net income per common and
equivalent share............................. $       .15    $       .13        $       .47     $       .32

Such pro-forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of the periods presented or of the results which may be achieved in the future.

Termination of SUMMA-Calnetics Acquisition Agreement

On March 26, 1997, the Company entered into a definitive agreement for the acquisition of Calnetics Corporation, whose stock is traded in The Nasdaq National Market. On May 7, 1997, SUMMA and Calnetics jointly announced the termination of that agreement.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

        (a) Exhibits. None.
            --------

        (b) Current Reports on Form 8-K. None.
            ----------------------------


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 24, 1997.

                               SUMMA INDUSTRIES

                               /s/ JAMES R. SWARTWOUT
                               ---------------------------------------
                               James R. Swartwout, President and Chief
                               Financial Officer


                               /s/ PAUL A. WALBRUN
                               -------------------------------------------
                               Paul A. Walbrun, Vice President, Controller
                               and Secretary