Form 10-K405
period 1997-08-31
SUMMA INDUSTRIES
filed 1997-11-10
CIK 62262

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1997

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from   N/A   to   N/A
                                                 -------    -------

                          Commission File No. 1-7755

                               SUMMA INDUSTRIES
            (Exact name of registrant as specified in its charter)

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

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of registrant's Common Stock held by non-affiliates as of November 5, 1997, based upon the closing price of a share of the Common Stock on The Nasdaq National Market on that date, was $27,897,712. The number of shares of registrant's Common Stock outstanding as of November 5, 1997 was 4,099,004.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 1998 to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in
Part III hereof.

                                    PART I

ITEM 1.   BUSINESS.

General
-------

     Summa Industries ("Summa") was incorporated in the State of California in 1942, and is a publicly-owned corporation whose Common Stock is registered under
Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and traded on The Nasdaq National Market under the symbol "SUMX". Through 1990, the principal business of Summa was limited to the design, manufacture and sale of chemical process equipment. In 1991, Summa adopted a strategy of growth through acquisitions and has completed four major acquisitions, including the recent purchase of Calnetics Corporation on October 28, 1997. See "Growth Through Acquisitions Strategy" and "Acquisition of Calnetics" below. Consequently, as of October 28, 1997, the primary business and operations of Summa are conducted through six operating subsidiaries that are wholly-owned, directly or indirectly, by Summa. Through these subsidiaries, Summa designs and manufactures injection-molded plastic optical components for OEM customers in the lighting industry, molded plastic bobbins, components, filters, fittings, sheet and tubing primarily for the industrial plastics, building materials and agricultural irrigation industries, material handling components, some of which Summa initially developed in plastic, including plastic chains, belts and customized components, water cannons for fire fighting in harsh environments, and proprietary pneumatic/hydraulic actuators and other components for defense aircraft.

     The principal executive offices of Summa are located at 21250 Hawthorne Boulevard, Suite 500, Torrance, California 90503, its telephone number is (310) 792-7024, and its facsimile number is (310) 792-7079.

GROWTH THROUGH ACQUISITIONS STRATEGY
------------------------------------

     Through 1990, the principal business of Summa was limited to the design, manufacture and sale of chemical process equipment, which was unprofitable from 1983 to 1990, in which year it had revenues of only $3,257,000. In 1991, Summa adopted a strategy of growth through acquisitions of profitable manufacturing companies with proprietary products or protected market niches, with the intent of expanding its operations by acquiring additional product offerings, enhancing gross profit margins, increasing combined sales so that general and administrative costs would constitute a smaller percentage of total revenues, enhancing overall profitability, and increasing the market value of Summa's Common Stock to provide liquidity and value for its shareholders by increasing the number of outstanding shares in the public float and the trading activity in the stock. Typically, it is expected that Summa's corporate staff will not direct operations of the acquired subsidiaries on an ongoing basis, but, in addition to planning and financial oversight, will provide financing, conduct the acquisition program and business development activities, and handle investor relations matters. From time to time, the corporate staff also will be active in non-operational business activities such as risk management and employee benefit program management. Corporate charges are assessed on a basis established annually, related to asset utilization by each operating subsidiary.

     The first acquisition consummated by Summa following the adoption of this strategy occurred in October 1991, when Summa purchased all of the outstanding capital stock of GST Industries, Inc., a California corporation ("GST"). GST has two divisions, the Stang Industrial Products Division ("Stang") which manufactures and sells water cannons for firefighting, and the GST Industries Division which manufactures and sells proprietary sub-systems and components for the defense aircraft industry, primarily for the F-16 and derivative aircraft. Summa paid the GST shareholders an aggregate of $2.3 million in cash and gave them subordinated promissory notes in an aggregate principal amount of $200,000, with interest only payable thereon at the rate of 10% per annum at the end of the first and second years, and all principal payable at the end of the second year following the closing. In addition, the former shareholders of GST earned contingent performance payments totaling $2,111,000. The acquisition was partially funded by borrowings under Summa's then existing credit facility with Community Bank, which were subsequently repaid.

     In July 1993, Summa acquired all of the outstanding capital stock of KVP Systems, Inc., a California corporation ("KVP"), which designs, manufactures and markets material handling components, including injection-molded plastic conveyor belting. Belts which can operate on a curve were pioneered by KVP. In connection with this acquisition, which was accomplished through the merger of KVP with and into a newly formed and wholly-owned subsidiary of Summa, an aggregate of 555,275 shares of Summa's Common Stock was issued to the shareholders of KVP in a transaction registered under the Securities Act of 1933, as amended (the "Securities Act"). In addition, Karl V. Palmaer, the founder of KVP, joined the Board of Directors of Summa.

     On November 22, 1996, Summa acquired all of the outstanding capital stock of LexaLite International Corporation, a Delaware corporation ("LexaLite"), through the merger of a newly formed and wholly-owned subsidiary of Summa with and into LexaLite in which the former stockholders of LexaLite received shares of Summa's Common Stock which in the aggregate constituted approximately 58% of the shares of Summa's Common Stock outstanding immediately after the merger. Because LexaLite operates as a wholly-owned operating subsidiary of Summa, headquartered in Charlevoix, Michigan, the achievement of most of the perceived advantages of this acquisition will not be measured by the ability of the combined companies to eliminate overlapping facilities or personnel or achieve other efficiencies or economies of scale. Rather, the success of the acquisition will depend more on the continuing compatibility of the management of both Summa and LexaLite. It is anticipated, however, that a number of administrative issues such as tax and legal, personnel policies and shareholder relations will be handled primarily at the Summa level, thereby permitting the management of LexaLite to devote more time and attention to sales and marketing, product development and customer service. There can be no assurance that there will be future changes in LexaLite's operations, marketing or sales, or that the other perceived benefits of the acquisition will be realized.

     On October 28, 1997, Summa acquired all of the outstanding capital stock of Calnetics Corporation, a California corporation ("Calnetics"), through a merger of a newly formed and wholly-owned subsidiary of Summa with and into Calnetics in which the former shareholders of Calnetics received an aggregate of approximately $22,335,000 in cash and Summa assumed approximately $1.8 million in indebtedness. In this acquisition, Summa also acquired the following operating subsidiaries of Calnetics: Manchester Plastics Co., Inc. ("Manchester Plastics"), a California corporation that manufactures proprietary items and custom products of acrylic, polycarbonate and polystyrene plastic sheet, principally for the building materials and industrial plastics industries; Ny-Glass Plastics, Inc. ("Ny-Glass"), a California corporation that manufactures plastic parts, principally by use of injection molding and structural foam molding techniques, and performs certain value-added services for customers in a variety of industries; and Agricultural Products, Inc. ("API"), a California corporation that manufactures fittings, filters, plastic tubing and accessories, principally for irrigation use in the agricultural industry. For additional information concerning this acquisition and the business and operations of Calnetics, see Item 1, "Business - Acquisition of Calnetics" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisition of Calnetics," below.

     In evaluating future acquisitions, Summa will endeavor to identify target companies that manufacture engineered plastic components or other industrial products which have a proprietary advantage because of patent protection, brand recognition, unique manufacturing requirements or other comparable characteristics. It is anticipated that target companies typically will have been profitable in recent periods, particularly if the acquisition is to be made through the issuance of Summa Common Stock, so that the acquisition will not have an immediate dilutive effect on post-acquisition, consolidated earnings per share. Since it is intended that each acquired company will be maintained as a separate operating unit in most instances, existing management of each target company will be extensively evaluated in an attempt to ascertain whether such management possesses the capability and compatibility to continue to manage the continuing day to day operations following the acquisition. Perhaps most importantly, Summa will seek to determine that there is a significant likelihood that a sustainable increase in earnings per share within 12 months of the closing can reasonably be expected.

     Continued implementation of Summa's strategy for growth through acquisitions will depend to a significant extent upon the ability of Summa's top management in identifying appropriate candidates for acquisition, negotiating deals acceptable to the Board of Directors of Summa and the shareholders of Summa, and supervising the management of a variety of operating subsidiaries. Furthermore, with a developing focus on businesses which manufacture engineered plastic components, the number of opportunities which meet this acquisition criteria will be smaller. In addition, with the increased size of Summa, larger acquisition candidates will have to be sought in the future to sustain the growth rate of Summa and the number of such candidates will be smaller. Competition for such acquisitions may be greater and there is no assurance Summa will be able to successfully compete with larger companies and buyer groups. There can be no assurance that the terms upon which a prospective company can be acquired will be favorable to Summa, or that Summa will not encounter unforeseen difficulties and liabilities in connection with any such acquisition.

PRODUCTS
--------

     The principal products offered by Summa through the three operating subsidiaries owned prior to the acquisition of Calnetics include engineered injection-molded plastic optical components for OEM customers in the lighting industry produced by LexaLite, plastic conveyor components manufactured by KVP, industrial firefighting equipment produced by Stang, and aerospace assemblies fabricated by GST. For related information regarding Calnetics, see "Acquisition of Calnetics" below.

     PLASTIC OPTICAL COMPONENTS. Summa's optical components business is conducted by LexaLite, which is headquartered in Charlevoix, Michigan. LexaLite's original products were plastic lamp covers for street lights, used to replace glass covers which were subject to vandalism. Subsequently, LexaLite developed prismatic lenses, refractors and reflectors molded from clear plastic, which are used in commercial and industrial lighting fixtures and in similar applications such as lighted navigational aids, traffic signals and vehicles. On a selective basis, LexaLite also makes non-optical molded plastic products. Most of the products are injection molded from optical grade polycarbonate or acrylic. The principal advantages of LexaLite's injection molded plastic components over more traditional glass or metal components are lighter weight, superior optical performance and in certain instances, lower cost.

     PLASTIC CONVEYOR COMPONENTS. Summa's material handling components business is conducted by KVP, located in Rancho Cordova, California, whose products are engineered plastic components which form conveyer belts and chains. The components in KVP's product line, several of which are patented, are constructed of non-toxic, non-corrosive plastic materials and are designed to be easily cleaned, meeting FDA-USDA requirements and specifications. The components are available in materials which can withstand temperatures ranging from 150 degrees Fahrenheit below zero to 350 degrees Fahrenheit, a temperature typically required for sterilization. The components do not require lubrication and thus offer the advantage of operation free from contaminants such as grease, oil and metal particles. Because KVP's components are lightweight, they require less energy to operate than steel belts, and are quieter in operation and easier to service in place than metal belts.

     INDUSTRIAL FIREFIGHTING EQUIPMENT. Summa's industrial firefighting business is conducted by Stang, located in Santa Ana, California, whose products have been sold in the market for over 20 years. Stang designs, manufactures and sells monitors, also known as water cannons, that are used for firefighting and to disperse toxic gas clouds, as well as in hydraulic mining and digester cleaning. These monitors are designed to equalize reactive forces so that the monitors can be aimed with minimal force. Summa believes that Stang has proprietary designs which provide superior performance to products offered by competitive manufacturers. Stang monitors can be mounted on vehicles, standpipes, hydrants or vessels, including fireboats, and can be controlled manually or hydraulically via remote actuators provided by Stang as options.

     AEROSPACE ASSEMBLIES. Summa's aerospace business is conducted by GST, located in Santa Ana, California. GST has been in the business of designing, manufacturing and selling hydraulic actuators and other parts and sub-assemblies for use in aircraft such as the F-16 and similar activities for more than 20 years.

RESEARCH AND DEVELOPMENT
------------------------

     Through its subsidiaries, Summa invests significantly in the development of products for new applications. Only direct costs associated with tooling for new products are capitalized. All other costs, including salaries and wages of employees included in research and development, are expensed as incurred. Most of Summa's research and development efforts are for engineered plastic components. For related information regarding Calnetics, see "Acquisition of Calnetics" below.

     Summa's LexaLite subsidiary consistently invests heavily in research and development of products and manufacturing methods. LexaLite independently develops many products for sale to multiple customers, and also develops products to specifications with customers on a confidential basis, which may provide for sales by the customer on an exclusive basis or for a license to LexaLite to make sales to third parties. For the years ended June 30, 1995, 1996 and 1997, LexaLite spent $671,000, $885,000 and $525,000, respectively, on research and development. At its state-of-the-art Lighting Research Center, which was recently consolidated into the LexaLite Scientific Center building, optical surfaces are designed using computer-aided design techniques, prototypes of products are fabricated, and photometric performance testing is conducted. The LexaLite Scientific Center was created in 1994 to develop confidential products and methods. LexaLite is also developing an automated thin film coating process, which has the potential to materially reduce the cost and increase the photometric performance of plastic "canister" components to be used in recessed lighting fixtures. If successful, this product could result in a significant increase in LexaLite's sales because these components are generally made of metal by others.

PRODUCTION; ENVIRONMENTAL MATTERS
---------------------------------

     Summa's principal manufacturing operation is injection molding of plastic parts. Some products are molded by third-party vendors. Summa performs additional production operations including machining and welding of both metal and plastic parts, coating, assembly and testing. Most of Summa's production takes place in company-owned LexaLite plants in the states of Michigan and Tennessee.

     Certain injection molds and tools are made by a division of LexaLite at the main plant, where the staff has developed the injection molding capability to produce specialized optical components using the complex tooling required for the manufacture of injection molding to close tolerances. Products are made on modern molding machines which range from 28 to 1500 tons clamping force. Ancillary equipment and special operations include automatic resin feed systems, two color molding, insert molding, robotics, painting, vacuum deposition coating with reflective metallic films, assembly, packaging and warehousing. LexaLite operates on a just-in-time system with many of its customers, and inventories are managed to minimal levels. Inventory turns approximately 17 times a year. All of LexaLite's manufacturing plants are ISO 9002 registered. LexaLite monitors environmental compliance via a full-time environmental engineer, reporting directly to a vice-president.

     Summa management believes that Summa is in compliance with all requirements set forth by the E.P.A. and the states of California, Michigan and Tennessee relating to air quality, water quality and hazardous waste management and disposal. For related information regarding Calnetics, see "Acquisition of Calnetics" below.

MARKETING
---------

     Summa's plastic lighting components manufactured by its LexaLite subsidiary are installed in high-bay manufacturing plants, warehouses, retail stores, gasoline stations, other types of buildings, parking lots, traffic signals, marine navigation aids and in vehicles. Because the products are components, they are virtually always sold to OEM manufacturers such as Hubbell, Lithonia division of National Service Industries, Inc., Cooper, Thomas Industries and GE, as well as many less recognized companies, many of whom have been active accounts for more than 10 years. At August 31, 1997, LexaLite had 375 active accounts. Sales to the largest five customers represented 12.2%, 11.1%, 7.5%, 6.1% and 2.8% of product and tooling sales, respectively, for the nine months ended August 31, 1997. Product sales comprised 95% and tooling sales accounted for 5% of LexaLite's net sales during the nine months ended August 31, 1997. LexaLite seeks to maintain a "strategic partnership" relationship with its customers and has a direct sales force of seven persons who operate out of two manufacturing plants in Michigan and Tennessee. Sales of all optical components are considered strategic, while non-optical products are manufactured to expand the relationships with customers or to balance utilization of manufacturing capacity. LexaLite also sells its products through commissioned sales representatives in selected domestic and international geographic areas and for specialized business situations. For the nine months ended August 31, 1997, approximately 83% of LexaLite's sales were made directly and approximately 17% of its sales were made through commercial manufacturers' representatives. Of LexaLite's product sales during the nine months ended August 31, 1997, approximately 54% of sales were of products made from LexaLite proprietary tooling, approximately 31% were of optical components manufactured for a single customer using tooling owned by others, and approximately 15% of product sales were of non-optical components.

     Ultimate users of material handling components in the food processing industry manufactured by Summa's KVP subsidiary include companies such as Beatrice/Hunt Wesson, Campbell Soup, Comstock Food, Kellogg's and Jeno's. In bakery applications, the ultimate users include Sara Lee, Pepperidge Farms and Lenders. In poultry applications, ultimate users include Foster Farms, Tyson Foods, Pilgrims Pride and Con Agra. In freezing applications, ultimate users include Baskin Robbins, Tombstone Pizza, Stouffer's and Swanson's. The components also have applications in the pharmaceutical, industrial and electronics industries. Summa's GST subsidiary sells aerospace assemblies, primarily for the F-16 and derivative aircraft, to a foreign government engaged in a U.S. sanctioned cooperative aircraft manufacturing program, Lockheed Aircraft, and the U.S. Department of Defense. The primary markets for Summa's Stang subsidiary products are the oil, gas and petrochemical industry, municipalities which use fireboats, the mining industry and the municipal waste water treatment industry. Products are sold directly and through independent representatives and distributors, world-wide. Summa does not believe that revenues attributable to sales of any of the products manufactured by its industrial firefighting equipment or material handling components subsidiaries are dependent upon sales to one or a small number of customers, although in a given year one or a small number of customers may account for a significant portion of sales. In the fiscal year ended August 31, 1997, the largest customer in either segment accounted for 2% of consolidated net sales, while in fiscal years 1996 and 1995 sales to a single customer accounted for 5% and 7% of total consolidated net sales, respectively. Because the F-16 is a mature program which is being phased out, GST faces a possible loss of most of its defense related business over the next several years. Sales of aerospace assemblies represented 15%, 15% and 4% of Summa's consolidated net sales for 1995, 1996 and 1997, respectively, with sales of aerospace assemblies to GST's largest customer constituting 7%, 6% and 2% of consolidated net sales for the three most recently completed fiscal years.

RAW MATERIALS
-------------

     Summa's KVP and Stang subsidiaries purchase materials and parts, including pelletized plastic resins, castings, forgings, steel, valves and controls from various suppliers. Summa does not believe that either of these subsidiaries is dependent upon any single supplier or manufacturer for any of its present principal requirements for materials or parts, and neither experienced significant difficulty in obtaining such parts and materials during the fiscal year ended August 31, 1997. Lead times for special components, such as custom hydraulic power units, can be as long as four months. Summa's LexaLite subsidiary purchases pelletized resins from major suppliers such as Bayer, GE Plastics, ICI and others. Certain of these resins may be in short supply from time to time, but LexaLite has been able to obtain an adequate supply of resin during such periods to meet its manufacturing commitments, because it is a significant consumer of the materials. LexaLite believes it is one of the largest users of optical grade polycarbonate and acrylic in the world. Occasionally, LexaLite uses smaller quantities of other resins such as ABS, polypropylene and nylon. For related information regarding Calnetics, see "Acquisition of Calnetics" below.

BACKLOG
-------

     On August 31, 1997, Summa's continuing businesses had a backlog of orders, believed to be firm, in the amount of $6,323,000, as compared to a backlog of $2,475,000 as of August 31, 1996. Of the backlog at August 31, 1997, $3,524,000 was attributable to orders for plastic optical components manufactured by LexaLite, $418,000 was attributable to orders for KVP's material handling components, $358,000 was attributable to orders for Stang firefighting equipment, and $1,343,000 was attributable to orders for aerospace assemblies produced by GST. A portion of Summa's August 31, 1997 backlog consisted of products to be manufactured to custom designs suited for a particular customer's application or physical requirements. Because the length of time between entering an order, shipping the product and recording a sale can vary significantly from product to product, Summa believes that its backlog levels should not necessarily be relied upon as an indicator of sales volume for a specific future period. The aerospace assembly backlog is comprised of some long-term contracts, which are scheduled to ship through 1999. Since LexaLite's lead time for producing components is only two to four weeks, backlog historically has been minimal and typically represents approximately one and one-half months of product sales. The backlog of orders for tooling, as opposed to products, varies widely with the lead time ranging from four to ten months. At August 31, 1997, the backlog of firm orders for new tooling was $680,000, approximately 6 months of fiscal 1997 tooling sales. For related information regarding Calnetics, see "Acquisition of Calnetics" below.

COMPETITIVE CONDITIONS
----------------------

     The markets for the products currently manufactured and sold by each of Summa's operating subsidiaries are characterized by extensive competition. There are a number of companies that currently offer competing products nationally and internationally, and in certain geographic areas from local manufacturers. It can be expected that additional competing products will be introduced by other companies in the future. Many existing and potential competitors have greater financial, marketing and research capabilities than Summa. A significant number of custom injection molders, some of which are larger than Summa's LexaLite subsidiary, make optical components. Management believes that none of these companies regards optical components as a strategic business focus and none has developed optical design expertise to a significant extent. On the other hand, virtually all of LexaLite's customers have both optical design capability and injection molding machines and also conduct operations for themselves which LexaLite regards as within its strategic activity.

     Summa believes that its trade names and reputation are significant to its competitive position in all segments. In addition, Summa believes that price is a significant element of competition in all segments. However, factors such as engineering, performance, availability and reliability are considered in the purchasing process. The performance of Summa in the future will depend on the ability of its operating subsidiaries to develop and market new products that will gain customer acceptance and loyalty, as well as its ability to adapt its product offerings to meet changing pricing considerations and other market factors. Summa's operating performance would be adversely affected if its operating subsidiaries were to incur delays in developing new products or if such products did not gain market acceptance. There can be no assurance that existing or future products will be sufficiently successful to enable Summa's operating subsidiaries to effectively compete in their respective markets or, should new product offerings meet with significant customer acceptance, that one or more current or future competitors will not introduce products that render Summa's products noncompetitive. For related information regarding Calnetics, see "Acquisition of Calnetics" below.

PATENTS, TRADEMARKS AND LICENSES
--------------------------------

     Summa holds several domestic and foreign patents on products which it has developed or acquired that expire on dates ranging from the near term to 2010. In addition, several active patent applications are being processed. The extent to which patents provide a commercial advantage or inhibit the development of competing products varies. To a large extent, however, Summa is required to rely upon common law concepts of confidentiality and trade secrets, as well as economic barriers created by the required investments in tooling and technical personnel and the development of customer relationships, to protect its proprietary products. Summa also has foreign and domestic trade name and trademark registrations covering the names and logos which appear on its product which, in the opinion of management, are helpful in enabling Summa to maintain its present competitive position. For related information regarding Calnetics, see "Acquisition of Calnetics" below.

EMPLOYEES
---------

     At August 31, 1997, Summa had 357 employees, including three employees who comprise Summa's corporate staff, 85 salaried and 169 hourly employees at LexaLite, including 11 involved in sales and marketing, 205 in manufacturing and 38 in general administration, 70 employees at KVP, of whom 16 were involved in sales and marketing, 44 in manufacturing and 10 in general administration, and 30 employees at GST, of whom 4 were involved in sales and marketing, 22 in manufacturing and 4 in general administration. LexaLite's headquarters is located in a small town in Northwest Michigan that has a limited labor pool, and LexaLite is one of the largest employers in the area. Occasionally, LexaLite has had to recruit individuals for key positions from outside the area and has incurred some delays in filling these positions. In 1985, LexaLite opened a branch plant near Nashville, Tennessee, in an area which, at the time, had a labor surplus. Subsequently, a number of other employers have opened plants in that area and management currently does not consider a labor surplus to exist there. No employees of any of Summa's operating subsidiaries are covered by a collective bargaining agreement. Summa considers its relationship with its employees to be good. For related information regarding Calnetics, see "Acquisition of Calnetics" below.

BUSINESS SEGMENT INFORMATION; EXPORT SALES
------------------------------------------

     For information regarding the net sales, operating income and identifiable assets of Summa's business segments for the past three fiscal years, see Note 13 in the "Notes to Consolidated Financial Statements" of Summa in this Annual Report on Form 10-K.

     For information regarding the dollar amount of Summa's export sales by geographic area for the past three fiscal years, see Note 12 in the "Notes to Consolidated Financial Statements" of Summa in this Annual Report on Form 10-K.

ACQUISITION OF CALNETICS
------------------------

     On October 28, 1997, Summa acquired all of the outstanding capital stock of Calnetics through a merger of a newly formed and wholly-owned subsidiary of Summa with and into Calnetics in which the former shareholders of Calnetics received an aggregate of approximately $22,335,000 in cash and Summa assumed approximately $1.8 million in indebtedness.

     Accordingly, as of October 28, 1997, Calnetics, a California corporation founded in 1960, whose headquarters are located at 20401 Prairie Street, Chatsworth, California 91311, became a wholly-owned subsidiary of Summa. All of the manufacturing operations of Calnetics are conducted through its three wholly-owned subsidiaries: Manchester Plastics located in Chatsworth, California, that manufactures proprietary items and custom products of acrylic, polycarbonate and polystyrene plastic sheet, principally for the building materials and industrial plastics industries; Ny-Glass located in Corona, California, that manufactures plastic parts, principally by use of injection molding and structural foam molding techniques, and performs certain value-added services for customers in a variety of industries; and API, with locations in Ontario, California and Winter Haven, Florida, that manufactures fittings, filters, plastic tubing and accessories, principally for irrigation use in the agricultural industry.

     Prior to the acquisition by Summa, the outstanding common stock of Calnetics was registered under Section 12(g) of the Exchange Act and traded on The Nasdaq National Market under the symbol, "CALN." Set forth below is additional information concerning the business and operations of Calnetics which has been derived from the Annual Report on Form 10-K for the year ended June 30, 1997 filed by Calnetics under the Exchange Act:

     PRODUCTION. Through its three operating subsidiaries, the principal manufacturing operations of Calnetics are the extrusion of plastic sheet and tubing and injection and structural foam molding of numerous plastic parts using various types of resins. Through API, Calnetics also assembles certain parts using sonic welding techniques. Although substantially all extrusions are performed in-house by Calnetics, a material amount of injection molding of plastic parts is performed by third parties, principally for API. Although Calnetics designs, repairs, services and maintains molds for its own products and those of its customers, it does not perform mold-making services. In addition to the extrusion of sheet and tubing and the injection molding of clear and colored plastic parts, Calnetics performs a variety of value-added services, such as pin-insertion, heat stamping, silk screening, assembly, packaging and short-term warehousing.

     For its fiscal year ended June 30, 1997, approximately 70% of Calnetics' net sales of approximately $36.6 million were of proprietary products. The remaining portion of net sales for such fiscal year were of custom fabrication and production parts manufactured to each individual customer's specifications. Such custom parts are produced for a wide variety of industries, including the electronics industry.

     All production occurs at plants located in Chatsworth, Corona and Ontario, California and in Winter Haven, Florida. Sheet products are made on extrusion lines located at the Manchester Plastics plant. Tubing is made on extrusion lines located at API's two plants, while the sonic welding of fittings and other agricultural products occurs principally at API's Ontario plant. All injection molding and structural foam molding occurs at the Ny-Glass plant, which is ISO 9002 and UL certified, on molding machines ranging from 75 to 800 tons clamping force.

     RAW MATERIALS; INVENTORIES. Calnetics maintains an inventory of raw materials and finished goods for sale at levels determined to be desirable to enable each operating subsidiary to quickly respond to customer demand. Although such raw materials and finished goods on hand represent a substantial commitment of working capital, Calnetics believes that a rapid response to customer catalog orders is essential and that its inventory practices are not unusual in the industries in which it competes.

     The principal raw materials used by Calnetics with respect to the manufacture of its products are resins for producing plastic parts. Each operating subsidiary maintains what it considers to be a reasonable supply of raw material resins, typically ranging from 30 to 60 days' supply. These amounts are not increased except in times of expected shortages. Such resins are purchased in pelletized form from several different suppliers, such as Dow Chemical, Muehlstein, Cyro, Union Carbide, DuPont and GE Plastics. Calnetics is not currently a party to any long-term agreements for the purchase of resins. None of the operating subsidiaries is dependent upon any one supplier for its present requirements of such resins nor are any such subsidiaries experiencing any shortages in supply, although Manchester Plastics experienced nominal shortages of polycarbonate resin in the 1996 fiscal year. However, there can be no assurance that shortages in one or more types of resin will not occur from time to time.

     CUSTOMERS AND MARKETING. Calnetics' largest customer, which is a customer of Ny-Glass, represented less than five percent of its combined net sales for the last fiscal year. Although export sales of certain products are increasing, such sales represented less than five percent of combined net sales for the last fiscal year. API sells a large percentage of its products to customers in the Central Valley of California. Although Calnetics previously believed that the floods in such area earlier this calendar year would have an adverse impact on sales of agricultural irrigation products, a reduction in sales did not materialize. Calnetics does not have any government contracts or any other contracts which are subject to the renegotiation of profits or termination at the election of the government.

     Calnetics markets its products at all four facilities by use of in-house sales personnel and a limited number of outside sales representatives and independent manufacturers representatives.

     BACKLOG; SEASONALITY. Backlog orders consist of written purchase orders and telephone orders generally confirmed in writing or by substantially concurrent delivery and acceptance of product. Calnetics estimates that approximately 90% of its sales orders are written. Calnetics normally does not offer cancellation rights and considers its backlog of orders to be firm. As of June 30, 1997 and 1996, backlog for all products was approximately $2,497,000 and $2,508,000, respectively. The backlog as of the end of the fiscal year on June 30, 1995 was $2,290,000. Typically, Calnetics anticipates that approximately 95% of its backlog at any given time will be filled during the subsequent 12 months.

     Prior to the 1995 fiscal year, Calnetic's business was not of a seasonal nature, as neither the Manchester Plastics nor Ny-Glass subsidiaries experienced seasonality in the sale of their products. However, the business of the API subsidiary, which was purchased effective two months prior to the 1995 fiscal year, has historically been seasonal in nature, with demand for its irrigation products highest during the spring and early summer. In fiscal 1997, the business of Calnetics reflected this trend, with approximately $17,032,000 of revenue in the first half of the fiscal year (July through December) and approximately $19,584,000 during the remainder of the fiscal year (January through June).

     COMPETITION. Calnetics encounters extensive competition from many competitors, a substantial number of which are larger and have greater financial and marketing resources. In addition, Calnetics believes that the number of international entities attempting to compete in its markets is increasing. Although it is difficult to estimate the number of businesses in the plastic manufacturing industry with which Calnetics competes, the injection molding business operated by Ny-Glass appears to have the most competitors, ranging from numerous small proprietorships to large corporations, while Manchester Plastics competes principally with a lesser number of large corporations and API competes principally with a lesser number of corporations of similar and larger size.

     Competition is based principally on price, product quality, customer service and the ability to timely deliver products. Calnetics believes that each operating subsidiary has good relationships with its customers, and that such subsidiaries have developed a good following in the respective markets they serve, including a favorable reputation for prompt and reliable customer service and quality of products.

     PATENTS AND TRADEMARKS. Although Calnetics has a limited number of domestic patents and trademarks held by API as well as several trademark applications currently in process, Calnetics does not believe that any such patents or trademarks are material to its businesses or operations.

     RESEARCH AND DEVELOPMENT. Calnetics has not expended a material amount on research and development of proprietary products in the past several years and currently does not anticipate any material expenditures in this area. However, Calnetics does conduct routine product line analysis to develop additional catalog and custom products as part of its normal operations, particularly at API and, to a lesser extent, at Ny-Glass.

     LEGAL PROCEEDINGS. In the ordinary course of its business, Calnetics and/or one or more of the operating subsidiaries may become involved in legal proceedings from time to time. As of June 30, 1997, neither Calnetics nor any of the operating subsidiaries is a party to any material pending legal proceedings.

     TAX EXAMINATION. API is in the process of an Internal Revenue Service ("IRS") examination regarding the tax-exempt status of its industrial revenue bond. The IRS has informed Calnetics that preliminary findings indicate that the bond may not be tax exempt and thus API may be required to pay additional interest. Calnetics believes it has recorded adequate reserves to cover any potential liability that may result from the final resolution of this matter.

     ENVIRONMENTAL MATTERS. Calnetics believes that its policy in controlling the use and discharge of hazardous materials is in compliance with applicable federal, state and local regulations. As of June 30, 1997, Calnetics had not received notice from any governmental authority of any assertion of material non-compliance with any such laws.

     Calnetics formerly operated a facility on property within an area subsequently designated as a federal Superfund site located in Southern California. Calnetics operated at this facility prior to October 1986. Calnetics has learned that hazardous substances have been identified in the subsurface of the property and that the current owner has been requested by a state agency to undertake additional investigation at the property. Calnetics is also aware that the property has been subject to a general notice letter issued by the United States Environmental Protection Agency under the federal Superfund law. Calnetics, as one of several prior operators of the property, may be held responsible for the contamination at the site to the extent Calnetics caused the contamination. Calnetics does not believe it is responsible for any material contamination at the property, and has not been notified or contacted by any governmental authority in that regard, nor named in any proceeding relating to the property. However, if Calnetics were held liable under federal Superfund law, or other environmental law, the consequences could be material to the results of operations of Calnetics.

     EMPLOYEES. At June 30, 1997, Calnetics employed approximately 262 employees, consisting of three employees at corporate headquarters, approximately 12 salaried and 39 hourly employees at Manchester Plastics, approximately nine salaried and 48 hourly employees at Ny-Glass and approximately 25 salaried, 91 hourly and 35 temporary employees at API. None of the foregoing employees is subject to a collective bargaining agreement. Calnetics considers the relationship with its employees to be good, and has not experienced any work stoppage from any labor dispute.

ITEM 2.  PROPERTIES

       Summa's principal executive offices are located in approximately 300 square feet of leased office space in Torrance, California. Summa anticipates continuing to lease comparable space with no difficulty.

       LexaLite's original plant, which has been expanded several times, comprises 94,000 square feet of manufacturing and office space on 14 acres of land on the shore of Lake Michigan in Charlevoix, Michigan. The Lighting Scientific Center ("LSC") comprises 27,500 square feet of office and manufacturing area on 11 acres of land in a business park in Charlevoix. This facility was constructed with utilities in place so that it can be modularly expanded as required. Recently, the Lighting Research Center ("LRC") was combined with the LSC, and the former LRC facilities, comprising 14,700 square feet of office, testing and light manufacturing area on three-quarters of an acre of land in Charlevoix, Michigan, were leased to a third party. The Tennessee plant comprises 55,000 square feet of office and manufacturing area on 24 acres of land in Dickson, Tennessee. All four facilities are owned by LexaLite, all of which are pledged to secure debt. The LSC was built with the proceeds of a Michigan Industrial Revenue Bond.

       In January 1996, KVP relocated to a larger leased facility in an industrial park in Rancho Cordova, California, which contains 48,000 square foot office and manufacturing space, to provide for expanding operations of its material handling component business. The lease expires in February 2001.

       GST leases 28,000 square feet of office and manufacturing space in an industrial park in Santa Ana, California. The lease expires in October 1998.

       Summa believes that in general all of the facilities currently used by each operating subsidiary are adequate for present and foreseeable needs, and that expiring leases can be renegotiated or alternate facilities can be leased on favorable terms, as necessary.

       Summa also owns approximately 63,000 square feet of factory and office space on approximately 3.4 acres in Fullerton, California, which it leases to Morehouse-COWLES, Inc., a former subsidiary of Summa. The lease expires in July 2006. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Sale of Discontinued Operations."

       Set forth below is additional information concerning the properties of Calnetics which has been derived from the Annual Report on Form 10-K for the year ended June 30, 1997 filed by Calnetics under the Exchange Act:

       The Manchester Plastics plant is located in Chatsworth, California, consisting of approximately 60,000 square feet of office and manufacturing space under a lease that is scheduled to expire in December 1999.

       The Ny-Glass plant is located in Corona, California, in a building consisting of approximately 30,000 square feet of office and manufacturing space under a lease that is scheduled to expire in May 2002.

       The API California plant is located in Ontario, California, in a building consisting of approximately 50,000 square feet of office and manufacturing space owned by API, subject to repayment of industrial revenue bonds. API's Florida plant is located in Winter Haven, Florida, in two buildings consisting of approximately 28,000 square feet of office and manufacturing space owned by API, subject to payment of existing mortgages.

       In addition to the foregoing properties, additional space has been leased by Calnetics at three locations and is being used principally for the warehousing and storage of inventory. The largest location consists of approximately 15,000 square feet of space leased by API in Ontario, California.

ITEM 3.   LEGAL PROCEEDINGS

          Summa encounters lawsuits from time to time in the ordinary course of its business, and at August 31, 1997, Summa's wholly-owned subsidiaries KVP and the Stang division of GST were each a party to the civil lawsuits described below. Although Summa has been able to obtain liability insurance coverage for each of the past five years, such insurance may not be available in the future at economically feasible premium rates. Additionally, some lawsuits filed against Summa in the past have contained claims not covered by insurance, or sought damages in excess of policy limits, and such claims could be filed in the future. Any losses that Summa may suffer from current or future lawsuits, and the effect such litigation may have upon the reputation and marketability of Summa's products, could have a material adverse impact on the financial condition and prospects of Summa.

          Laitram, et al. v. KVP Systems, Inc. et al. was filed in the U.S.
          -------------------------------------------
District Court in Eastern Louisiana in September 1993. The plaintiffs claim KVP has infringed upon two patents. The venue was changed to the Federal District Court in Sacramento, California. KVP contended the claims were invalid and filed certain counterclaims. On April 24, 1997, the District Court ruled that KVP's products do not infringe plaintiff's patents and also dismissed the counterclaims. On May 28, 1997, the plaintiff filed a notice of appeal of the summary judgment decision with the United States Court of Appeals, and KVP filed a notice of appeal on June 5, 1997. Both parties have submitted appeal briefs to the Court of Appeals. Although Summa believes it has a reasonable expectation of prevailing on appeal and, therefore, has not established a reserve, in the absence of applicable insurance, the consequences of an adverse determination would be borne by Summa.

          In Wright v. Stang, et al., a piece of pipe, to which a water cannon
          --------------------------
manufactured by Stang was attached, broke, knocking a fireman down. Since Stang did not make or supply the pipe which failed, the case was dismissed. Subsequently, the dismissal was reversed on appeal. Summa has $2,000,000 in product liability insurance applicable in this case.

          For a discussion of certain proceedings relating to Calnetics, see "Business - Acquisition of Calnetics -Tax Examination;" and "- Environmental Matters" in Item 1 above.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted during the fourth quarter of the fiscal year ended August 31, 1997 to a vote of Summa's shareholders, through solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS.


RECENT MARKET PRICES
--------------------

         Summa's Common Stock is traded on The Nasdaq National Market under the symbol "SUMX." Historically, there has been a limited public market for Summa's Common Stock. During the year ended August 31, 1997, the average weekly trading volume increased to approximately 26,000 shares. The stock markets have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors may adversely affect the market price of Summa's Common Stock for reasons unrelated to Summa's operating performance. The following table sets forth the high and low closing prices for a share of Summa's Common Stock on The Nasdaq National Market for the periods indicated.

         QUARTER ENDED                                   HIGH      LOW
                                                         ----      ---
         November 30, 1995...........................    $5.25     $3.75
         February 29, 1996...........................     5.50      3.88
         May 31, 1996................................     6.25      4.81
         August 31, 1996.............................     6.50      5.25

         QUARTER ENDED

         November 30, 1996...........................     6.50      5.50
         February 28, 1997...........................     6.25      5.25
         May 31, 1997................................     6.00      4.75
         August 31, 1997.............................     6.63      5.88

         On November 5, 1997, the closing price on The Nasdaq National Market for a share of Summa Common Stock was $10.25.

DESCRIPTION OF SECURITIES
-------------------------

         The authorized capital stock of Summa consists of 10,000,000 shares of Common Stock, $.001 par value, and 5,000,000 shares of Preferred Stock, $.001 par value. As of August 31, 1997, 4,099,004 shares of Summa's Common Stock were issued and outstanding, including a total of 2,721,728 shares held by non-affiliates of Summa, and no shares of Preferred Stock had been issued or were outstanding. The approximate number of holders of record of Summa's Common Stock as of November 1, 1997, was 488. In addition, Summa estimates that there are approximately 600 additional shareholders whose shares are held in "street name."

         COMMON STOCK. Holders of the Common Stock are entitled to one vote per share on each matter submitted to a vote of the shareholders of Summa, and there is no cumulative voting for the election of directors. Subject to preferences that may be applicable to the holders of any outstanding Preferred Stock, each holder of Common Stock is entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor. Upon the liquidation, dissolution or winding up of Summa, the holders of Common Stock are entitled to share ratably in all assets of Summa which are legally available for distribution, after payment of all debts and other liabilities and the liquidation preference of any outstanding Preferred Stock. Holders of Common Stock have no preemptive, subscription, redemption or conversion rights. The transfer agent and registrar for the Common Stock is U.
S. Stock Transfer Corporation, 1745 Gardena Avenue, Glendale, California 91204, and its telephone number is: (818) 502-1404.

         PREFERRED STOCK. The Board of Directors is authorized, subject to any limitations prescribed by the laws of the State of California, but without further action by Summa's shareholders, to provide for the issuance of Preferred Stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the designations, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof, and to increase or decrease the number of shares of any such series (but not below the number of shares of such series then outstanding) without any further vote or action by the shareholders. Although Summa has no present plans to issue any additional shares of Preferred Stock, the issuance of Preferred Stock in the future could provide voting or conversion rights that would adversely affect the voting power or other rights of the holders of Common Stock and thereby reduce the value of the Common Stock. In addition, the issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of Summa. In particular, specific rights granted to future holders of Preferred Stock could be used to restrict Summa's ability to merge with or sell its assets to a third party, or otherwise delay, discourage or prevent a change in control of Summa.

         ANTI-TAKEOVER DEVICES. In addition to the ability to issue Preferred Stock, Summa's Articles of Incorporation and Bylaws provide for elimination of cumulative voting and the classification of the Board of Directors, provisions which are also likely to delay, discourage or prevent a change in control of Summa.

SHARES ISSUABLE UPON EXERCISE OF OPTIONS
----------------------------------------

         Summa has registered 837,517 shares issuable upon exercise of options granted and available to be granted under its stock option plans and in connection with acquisitions. The existence of such stock options may adversely affect the terms on which Summa can obtain additional financing, and the holders of such options can be expected to exercise or convert such options at a time when Summa, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to Summa than those provided by the exercise or conversion of such options.

DIVIDEND POLICY
---------------

       Summa has not paid a cash dividend since the fiscal year ended August 31, 1983. Summa intends to retain earnings, if any, for use in its business and currently does not intend to pay cash dividends on its Common Stock in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA.

          The selected financial data set forth below for the three years ended August 31, 1995, 1996 and 1997 has been derived from the audited consolidated financial statements of Summa included elsewhere herein. The selected financial data set forth below for the years ended August 31, 1993 and 1994 have been derived from audited consolidated financial statements of Summa that are not included herein. The selected financial data set forth below should be read in conjunction with those financial statements (including the notes thereto) and with the "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7 below.

STATEMENT OF INCOME DATA:                                    FISCAL YEARS ENDED AUGUST 31,
                                             ------------------------------------------------------------
                                               1993          1994        1995          1996          1997
                                               ----          ----        ----          ----          ----
                                                        (in thousands, except per share amounts)

  Net sales................................  $5,284       $10,279     $10,247       $12,742       $43,237
  Cost and expenses:
  Cost of sales............................   3,016         5,510       5,609         6,847        29,315
  Selling, general and administrative,
   other...................................   1,700         3,623       3,480         4,566         9,881
  Interest-net.............................     ---           ---         ---           (15)          275
                                             ------       -------     -------       -------       -------
Total costs and expenses from
  continuing operations....................   4,716         9,133       9,089        11,398        39,471
                                             ------       -------     -------       -------       -------
 Income from continuing operations
  before provision for taxes,
  extraordinary item and cumulative
  effect of accounting change..............     568         1,146       1,158         1,344         3,766
 Provision for income taxes................     355           645         482           541         1,514
                                             ------       -------     -------       -------       -------
 Income from continuing operations
  before extraordinary item and
  cumulative effect of accounting
   change..................................     213           501         676           803         2,252
 Income (loss) from discontinued
  operations, net of income tax effect.....     179           118         (28)         (235)          ---
 Extraordinary item, tax benefit of
  net operating loss carryforward..........     321           ---         ---           ---           ---
 Cumulative effect of accounting change....     ---           100         ---           ---           ---
                                             ------       -------     -------       -------       -------
 Net income................................  $  713       $   719     $   648       $   568       $ 2,252
                                             ======       =======     =======       =======       =======

 Weighted average number of shares.........   1,020         1,548       1,553         1,603         3,521
                                             ======       =======     =======       =======       =======

 Income per common and equivalent share:
  Income from continuing operations
   before extraordinary item and
   cumulative effect of accounting
    change.................................  $  .21       $   .32     $   .44           .50          $.64
 Income (loss) from discontinued operations,
   net of income tax effect................     .18           .08        (.02)         (.15)          ---
 Extraordinary item........................     .31           ---         ---             -           ---
 Cumulative effect of accounting change....     ---           .06         ---           ---           ---
                                             ------       -------     -------       -------       -------
Net income per common and equivalent
   share...................................  $  .70       $   .46     $   .42       $   .35          $.64
                                             ======       =======     =======       =======       =======

BALANCE SHEET DATA:                                                    AUGUST 31,
                                             ------------------------------------------------------------
                                               1993          1994        1995          1996          1997
                                               ----          ----        ----          ----          ----
 Assets....................................  $8,758       $10,009     $11,278       $11,825       $36,015
 Working capital...........................   2,203         2,086       1,882         2,975         8,104
 Long-term debt............................     415           305         400           300         5,571
 Shareholders' equity......................   6,505         7,224       7,930         8,644        20,965

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  GENERAL
  -------

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

          As discussed in more detail under Item 1 above, Summa has adopted a strategy of growth by acquisitions. Although GST and KVP had each been established for over 15 years prior to their acquisition by Summa, such have been operating under their current ownership structure for only six years and four years, respectively. LexaLite, in turn, has operated as a wholly-owned subsidiary of Summa only since November 22, 1996. There can be no assurance that Summa will be able to sustain rates of revenue growth and profitability in future periods which are comparable to those experienced in the past several years.

          Although the existing management of an acquired company typically would be retained to manage day to day operations, it is anticipated that the business of the acquired company could be expanded through enhanced financial, marketing and administrative support to be furnished by the executive officers of Summa. Any such expansion could place a significant strain on Summa's management and resources, require Summa to implement additional operating, marketing and financial controls, and necessitate that Summa hire additional personnel, which could have a significant adverse effect on Summa's operating results. It is also likely that any such acquisition would require Summa to raise additional capital to finance the acquisition or provide working capital to the acquired company. If this additional capital were raised through debt financings, Summa would incur substantial additional interest expense; sales of additional equity to raise the needed capital would dilute, on a pro-rata basis, the percentage ownership of all holders of Summa Common Stock. There can, however, be no assurance that sufficient financing will be available to Summa to implement its acquisition strategy on terms and conditions that are acceptable to Summa, if at all. See "- Acquisition of Calnetics" below in this Item 7.

          Summa's LexaLite subsidiary sells its products and services primarily to manufacturers of lighting fixtures, of which there are a limited number. As a consequence, a significant portion of LexaLite sales are to relatively few customers. Most of the sales of aerospace assemblies by Summa's GST subsidiary are for the F-16 and derivative aircraft, and are made to a foreign government engaged in a U.S. sanctioned cooperative aircraft manufacturing program, to Lockheed Aircraft, and to the Department of Defense. Because the F-16 is a mature program which is being phased out, GST faces a possible loss of most of its defense related business over the next several years. The sales of the aerospace assemblies segment represented 15%, 15% and 4% of Summa's consolidated net sales for fiscal years 1995, 1996 and 1997, respectively, with sales to the largest aerospace customer for the fiscal years ended August 31, 1995, 1996 and 1997 constituting 7%, 6% and 2% of consolidated net sales, respectively. The largest customer of any operating subsidiary during the fiscal years ended August 31, 1995, 1996 and 1997 represented approximately 7%, 6% and 8% of consolidated net sales, respectively. There can be no assurance that the loss of more than one of these significant customers would not occur simultaneously.

          As of August 31, 1997, Summa's consolidated backlog had increased to $6,323,000, as compared to consolidated backlog of $2,475,000 and $2,924,000 as of August 31, 1996 and 1995, respectively. Summa's consolidated backlog for the current fiscal year increased over last fiscal year's backlog primarily due to the addition of backlog resulting from the acquisition of LexaLite during fiscal 1997, partially offset by a decrease in the backlog of the defense business. Fiscal 1996 backlog decreased to $2,475,000 as compared to fiscal 1995 backlog of $2,924,000, primarily as a result of decreased backlog in the defense business at such time. The open order backlog, believed to be firm, is comprised of orders for components and spare parts, with scheduled deliveries from September 1997 through fiscal 1999. However, Summa faces a probable loss of most of its defense related business over the next several years, as mature programs are wound down. Because Summa has historically booked some disproportionately large orders during its fiscal years, and because backlog is usually not material except in the defense business, the amount of firm order backlog at year-end cannot necessarily be used as an indicator of future sales volume.

          Although none of the businesses conducted by Summa's operating subsidiaries as of August 31, 1997 is considered to be seasonal, each involves the sale of components to be incorporated into capital equipment provided by its customers, the demand for which depends upon a number of factors beyond the control of Summa. Among other factors which would affect the demand for the products offered by Summa, it can be expected that economic conditions generally, the availability of credit, as well as industry conditions in the markets for Summa's products, could have a significant impact upon the decisions of prospective customers as to the timing of purchases of additional or replacement products. For these and other reasons, it is possible that Summa's quarterly revenues and profitability on a consolidated basis may fluctuate from time to time, although the likelihood of extreme changes may be mitigated by the fact that the operating subsidiaries sell components into several different markets. Moreover, there can be no assurance that a major economic downturn or severe tightening of credit would not adversely affect the demand for all of Summa's products concurrently. For a discussion regarding the seasonal nature of the business of Calnetics' API subsidiary, see Item 1 "Business - Acquisition of Calnetics - Backlog; Seasonality" above.

          Any future success that Summa might enjoy will depend upon many factors including factors which may be beyond the control of Summa or which cannot be predicted at this time. These factors may include changes in the markets for the products offered by Summa through its operating subsidiaries, increased levels of competition including the entry of additional competitors and increased success by existing competitors, reduced margins caused by competitive pressures and other factors, increases in operating costs including costs of production, supplies, personnel, equipment, import duties and transportation, increases in governmental regulation imposed under federal, state or local laws, including regulations applicable to environmental, labor and trade matters, changing customer profiles and general economic and industry conditions that affect customer demand, the introduction of new products by the Summa or its competitors, the timing of the Summa's advertising and promotional campaigns, and other factors.

          For information regarding the net sales, operating income and identifiable assets of Summa's business segments for the past three fiscal years, see Note 13 in the "Notes to Consolidated Financial Statements" of Summa in this Annual Report on Form 10-K. For information regarding the dollar amount of Summa's export sales by geographic area for the past three fiscal years, see
Note 12 in the "Notes to Consolidated Financial Statements" of Summa in this Annual Report on Form 10-K.

  RESULTS OF OPERATIONS
  ---------------------

          The following table sets forth certain information derived from Summa's consolidated statements of income for continuing operations as a percentage of sales for the three years ended August 31, 1995, 1996 and 1997, as well as Summa's effective income tax rate for each period presented. As discussed in more detail below, Summa's statements of income have been restated to reflect the discontinuance of operations and subsequent sale in 1996 of the Morehouse-COWLES industrial process equipment business.

                                         FISCAL YEARS ENDED AUGUST 31,
                                     --------------------------------------
                                                   1995      1996     1997
                                                   ----      ----     ----

    Net sales                                      100.0%   100.0%  100.0%

    Gross profit                                    45.3     46.3    32.2

    S,G & A expense                                 34.0     35.6    22.3

    Income from continuing operations before tax    11.3     10.5     8.7

    Income from continuing operations                6.6      6.3     5.2

    Effective tax rate                              41.6     40.3    40.2

          NET SALES. For the year ended August 31, 1996, net sales increased by $2,495,000, or 24%, over the prior fiscal year, primarily due to continued growth in sales in the material handling components business and increased sales by Stang as a result of participation in increased building and expansion activity in the petrochemical industry.

          For the year ended August 31, 1997, net sales increased by $30,495,000, or 239%, over the prior fiscal year, primarily due to the inclusion of nine months of sales for the newly acquired plastic optical components business of LexaLite and strong continued growth in the sales of the material handling components business. KVP's sales growth is attributable to growing acceptance of its products, the market for its products and use of an expanded sales force.

          GROSS PROFIT. Gross profit for the year ended August 31, 1996 was $5,895,000, an increase of $1,257,000, or 27%, over the level of gross profit generated during the year ended August 31, 1995. The increase in gross profit is primarily due to the growth in the material handling components business and increased sales by Stang. As a percentage of sales, the gross profit margin increased from 45.3% for the year ended August 31, 1995 to 46.3% for the year ended August 31, 1996, primarily due to improved margins at Stang related to higher volume.

          Gross profit for the year ended August 31, 1997 increased by $8,027,000 to $13,922,000, an increase of 136% over the level of gross profit generated during the prior fiscal year. The increase in gross profit is primarily due to the inclusion of nine months of operations of the newly acquired plastic optical components business of LexaLite and growth in the material handling components business. As a percentage of sales, the gross profit margin decreased from 46.3% for the year ended August 31, 1996 to 32.2% for the year ended August 31, 1997, primarily due to the inclusion of sales of the plastic optical components business at typically lower margins than those of Summa's other businesses. Gross margin percentages of Summa's other businesses increased slightly, due primarily to price increases and increased volume.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses for the year ended August 31, 1996 increased by $1,051,000, or 30%, when compared to total operating expenses for fiscal year 1995, and as a percentage of sales, increased from 34.0% to 35.6%, largely reflecting increases in sales and marketing expenses at KVP associated with expanding the sales organization and due to increased contingent performance payments related to increased sales and profitability at GST and Stang.

          For the year ended August 31, 1997, selling, general and administrative expenses increased by $5,090,000, or 112%, when compared to total operating expenses for the prior fiscal year, primarily due to the inclusion of nine months of expenses of the newly acquired plastic optical components business of LexaLite and growth in the material handling components business. As a percentage of sales, selling, general and administrative expenses decreased from 35.6% to 22.3%, due mostly to the inclusion of the plastic optical components business which operates with lower operating expenses as a percentage of sales.

          OTHER EXPENSE. Other expense increased from minor amounts for the fiscal years ended August 31, 1995 and 1996 to $254,000 in the fiscal year ended August 31, 1997, due primarily to costs incurred in the first attempted acquisition of Calnetics which was aborted on May 7, 1997. See Note 17 in the "Notes to Consolidated Financial Statements" of Summa in this Annual Report on Form 10-K for a description of the subsequent successful acquisition of Calnetics.

          INTEREST. Interest income increased from minor amounts for the fiscal years ended August 31, 1995 and 1996 to $200,000 in the fiscal year ended August 31, 1997, due primarily to interest earned on the note receivable which was received as partial consideration for the sale of Morehouse-COWLES, Inc. in May 1996, interest earned on funds held in trust which were acquired with the acquisition of LexaLite, and interest earned on funds set aside for the payment of industrial revenue bonds. Interest expense increased from minor amounts for the fiscal years ended August 31, 1995 and 1996 to $475,000 in the fiscal year ended August 31, 1997, due primarily to interest on debt acquired in the acquisition of LexaLite.

          EFFECTIVE TAX RATE. The effective income tax rate, which is a composite of federal and state taxes, decreased from 41.6% for fiscal 1995 to 40.3% in fiscal 1996, primarily because there were no non-deductible contingent performance accruals due the former shareholders of GST in fiscal 1996 as were due in fiscal 1995. In fiscal 1997, the effective tax rate decreased slightly to 40.2% from 40.3% in fiscal 1996.

          BACKLOG. Backlog increased slightly during fiscal 1995 to $2,924,000 at August 31, 1995. By August 31, 1996, backlog had decreased to $2,475,000, as a result of decreased backlog in the defense business. At August 31, 1997, backlog increased to $6,323,000, primarily due to the addition of backlog for tooling and products relating to the plastic optical components business of LexaLite, amounts not included in the fiscal 1996 consolidated backlog total as LexaLite was acquired after the fiscal 1996 year end, partially offset by a continued decrease in the backlog of the defense business. The open order backlog, believed to be firm, is comprised of orders for components and spare parts, with scheduled deliveries from September 1997 through fiscal 1999. However, Summa faces a probable loss of most of its defense related business over the next several years, as mature programs are wound down. Because Summa has historically booked some disproportionately large orders during its fiscal years, and because backlog is usually not material except in the defense business, the amount of firm order backlog at year-end cannot necessarily be used as an indicator of future sales volume.

          INFLATION. Although the impact of inflation is difficult to accurately assess, management of Summa does not believe that inflation has had a significant impact on Summa's net sales and revenues, or on income from continuing operations in the current fiscal year or in the two preceding fiscal years.

  LIQUIDITY AND CAPITAL RESOURCES
  -------------------------------

          Cash provided by operating activities is Summa's most important source of liquidity. During the fiscal year ended August 31, 1995, Summa used $235,000 of cash, primarily because cash used by discontinued operations of $894,000 related to inventory growth more than offset cash provided by continuing operations of $659,000. Net cash provided by operating activities for the fiscal year ended August 31, 1996 was $1,577,000, substantially from continuing operations. Net cash provided by operating activities for the fiscal year ended August 31, 1997 was $3,597,000, primarily due to the inclusion of LexaLite offset by cash used in payment of the final contingent performance accruals. The improved cash flows for the two most recent fiscal years are primarily attributable to the inclusion of LexaLite, lower payments of accrued contingent performance payments and lower required tax payments.

          During the fiscal year ended August 31, 1996, working capital of Summa's continuing operations increased by $1,093,000, or 58%, from $1,882,000 at August 31, 1995 to $2,975,000 at August 31, 1996, reflecting decreased utilization of the line of credit. As of August 31, 1997, Summa's working capital had increased to $8,104,000, due primarily to the inclusion of LexaLite and to decreased accrued contingent performance payments.

          Asset utilization for the fiscal years ended August 31, 1995, 1996 and 1997 is illustrated in the following table:

                                                      YEAR ENDED AUGUST 31,
                                              ----------------------------------
                                                   1995         1996       1997
                                                   ----         ----       ----
     Average working capital turnover......     5.2 times  5.2 times  7.8 times
     Average accounts receivable turnover..     7.8 times  8.4 times 10.0 times
     Average inventory turnover............     3.7 times  3.5 times  9.6 times

          The investment in property, plant and equipment in the years ended August 31, 1995 and 1996 relates primarily to the acquisition of molds for new products in the material handling components business. For the year ended August 31, 1997, such investment relates primarily to purchases of injection molding equipment and completion of the LexaLite Scientific Center for the optical components business as well as the acquisition of molds for new products. Summa expects to continue to invest heavily in tooling for new products .

          At August 31, 1997, Summa was not committed to any outside supplier for major capital expenditures, and it believes its present capacity, augmented by anticipated continued investment in new product tooling for the materials handling components business and the plastic optical components business and in injection molding equipment for the optical components business, will be sufficient to meet demand for its products with a competitive lead time and to produce quality products in a cost-effective manner. Summa believes that cash flows from operations will be sufficient to fund working capital and planned capital expenditure requirements for the next twelve months.

          At August 31, 1997, Summa had various working capital and equipment acquisition credit facilities with two banks, aggregating $7,000,000, of which none was in use. Both of the working capital lines of credit bore interest at their respective banks' prime rate (8.5% at August 31, 1997). Subsequent to fiscal year end, these credit facilities were terminated and replaced by the financing discussed below.

          In connection with the financing of the Calnetics acquisition, Summa entered into new credit facilities consisting of $13,500,000 in term debt, a three year revolving line of credit of up to $15,000,000 depending upon the amount of eligible accounts receivable and inventory, and a $5,000,000 facility available for three years to acquire equipment which would be repayable in monthly installments over seven years. The Company anticipates that the entire $13,500,000 term debt and approximately $9,500,000 of the revolving line of credit will be used in connection with the Calnetics acquisition. The term debt requires monthly principal payments of $83,333 in the first year, $166,667 in years two through six and $208,333 in year seven. Interest is due monthly on both facilities at a base rate plus an applicable margin. At October 31, 1997, based upon the base rate optionally selected, most of Summa's debt incurred in connection with the acquisition of Calnetics bears interest at below the prime rate.

          Substantially all of Summa's assets, and the assets of newly acquired Calnetics, not pledged to secure other financing, are pledged to secure the term debt and revolving bank line of credit described above. The term debt and revolving line of credit require compliance with various bank convenants.

          Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund planned capital expenditure and working capital requirements for the next twelve months.

ACQUISITION OF CALNETICS
------------------------

          On October 28, 1997, Summa acquired all of the outstanding capital stock of Calnetics through a merger of a newly formed and wholly-owned subsidiary of Summa with and into Calnetics in which the former shareholders of Calnetics received an aggregate of approximately $22,335,000 in cash and Summa assumed approximately $1.8 million in indebtedness.

          It is anticipated that each of the three operating subsidiaries of Calnetics will continue to operate on a semi-autonomous basis in much the same way as the three operating subsidiaries of Summa currently function. The management of each operating subsidiary has independent profit and loss responsibility, subject to the achievement of specified objectives and compliance with budgetary goals set forth in an operating plan developed each year in consultation with Mr. Swartwout, the Chief Executive Officer of Summa, and presented to the Summa Board of Directors for approval on an annual basis.

          Summa has no employees other than Mr. Swartwout, Paul A. Walbrun, its Controller, and an administrative assistant. Trygve M. Thoresen, formerly a Vice President and the General Counsel of Calnetics, joined Summa in a comparable capacity at the time of the Calnetics acquisition. The corporate staff does not direct operations of subsidiaries on an ongoing basis but, in addition to planning and financial oversight, provides financing, conducts Summa's acquisition program and business development activities, and handles legal and investor relations matters. In addition, from time to time the corporate staff is active in non-operational business activities, such as risk management and employee benefit program management. Summa assesses corporate charges on a basis established annually, related to asset utilization by subsidiaries.

          The Calnetics acquisition will be accounted for as a purchase by Summa of the net assets of Calnetics. The following table summarizes (in thousands) information set forth in the audited financial statements of Calnetics and the notes thereto which are included under Item 14(a) of this Annual Report on Form 10-K, and should be read in conjunction with those financial statements and the related notes.

                                                                   YEAR ENDED JUNE 30,
                                                             -----------------------------
INCOME STATEMENT DATA:                                           1995       1996        1997
                                                                 ----       ----        ----
Net Sales....................................                   $29,172    $35,194    $36,616
Gross profit.................................                     7,433      8,942     10,023
Selling, general and administrative expense..                     5,188      5,627      6,400
Income before provision for income taxes.....                     1,745      2,934      3,349
                                                                -------    -------    -------
Net income...................................                   $ 1,006    $ 1,672    $ 2,031
                                                                =======    =======    =======

                                                                       AS OF JUNE 30,
                                                                -----------------------------
BALANCE SHEET DATA:                                             1995        1996      1997
                                                                 ----        ----      ----
Total assets.................................                   $17,123    $18,686    $19,262
Working capital..............................                     7,234      7,927      9,341
Long-term debt...............................                     5,551      4,741      3,746
Shareholders' equity.........................                     7,136      8,873     11,187

          The following information (in thousands, except per share data) has been derived from and should be read in conjunction with the separate audited historical financial statements of Summa and Calnetics, and the unaudited Summa and Calnetics Pro Forma Financial Information, and the respective notes thereto, which are included under Item 14(a) of this

Annual Report on Form 10-K. The pro forma combined income statement data gives effect to the acquisition of Calnetics by Summa as if it had occurred on September 1, 1996. The pro forma combined balance sheet gives effect to the acquisition of Calnetics by Summa as if it had occurred on August 31, 1997. The pro forma financial information should not be construed to be indicative of the actual financial condition or results of operations of Summa on a consolidated basis after consummation of the Calnetics acquisition.


                                                         YEAR ENDED
PRO FORMA STATEMENT OF INCOME DATA:                    AUGUST 31, 1997
                                                       ---------------
Net sales........................................          $79,853
Income from continuing operations before
  provision for taxes............................            4,784
Net income from continuing operations............            2,723
Net income per share from continuing operations..            $0.75

Weighted average number of shares................            3,619

                                                            AS OF
PRO FORMA BALANCE SHEET DATA:                          AUGUST 31, 1997
                                                       ---------------

Total assets.....................................          $64,487
Working capital..................................           13,864
Long-term debt, net..............................           27,938
Shareholders' equity.............................           22,310

SALE OF DISCONTINUED OPERATIONS
-------------------------------

          On June 17, 1996, Summa completed the sale of all of the issued and outstanding capital stock of Morehouse-COWLES, Inc. to a private investment group based in Michigan. In exchange for all of the capital stock of Morehouse-COWLES, Inc., Summa was paid $750,000 in cash and will be paid an additional $1,771,000 on the terms and conditions set forth in a subordinated promissory note. The subordinated note provides for the payment of interest monthly at the rate of 7% per annum through June 2001, and at the rate of 9% per annum through June 2006, and provides for monthly principal payments commencing July 2001 utilizing a 10-year amortization schedule with all unpaid interest and principal due and payable by June 30, 2006. The note is subordinated to the investor's bank credit agreement, permits optional prepayments, contains certain covenants and default provisions and remedies, and is secured by a pledge of all of the outstanding capital stock of Morehouse-COWLES, Inc. Additionally, the investment group entered into a new lease with the wholly-owned subsidiary of Summa that holds title to Summa's Fullerton facilities, in which the operations of Morehouse-COWLES also have been conducted. The lease is for a period of ten years, with an option to extend the term of the lease for an additional five years. The monthly rent, on a "triple-net basis," is $4,000 during the first five years of the lease, increasing to $5,500 per month during the second five years of the original lease term.

          On January 30, 1996, Summa had previously announced that it had entered into a letter of intent to sell Morehouse-COWLES to another prospective purchaser. Accordingly, Morehouse-COWLES, Inc. has been treated for accounting purposes as a discontinued operation in the interim financial statements of Summa published since that date. For the nine months ended May 31, 1996, Morehouse-COWLES, Inc. lost $421,000 before income taxes, on sales of $5,638,000, compared to net income of $7,000 before taxes on sales of $6,048,000 for the nine months ended May 31, 1995.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

          Summa has elected to continue to report stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees." Summa has adopted the appropriate disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

          In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 ,"Earnings Per Share," which establishes new standards for computing and presenting earnings per share. This statement will be adopted by Summa for the 1998 fiscal year. Summa does not believe that adoption of the pronouncement will have a material effect on reported earnings per share.

          In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure. This statement will be adopted by Summa for the 1998 fiscal year. Based on the capital structure disclosures presented in the accompanying consolidated financial statements and notes thereto, the Company does not believe that any additional disclosures will be required as a result of adopting this pronouncement.

          In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. This statement will be adopted by Summa for the 1999 fiscal year. The Company does not believe that the adoption of this pronouncement will have a material effect on reported income.

          In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting and disclosure of financial information by segment. This statement will be adopted by Summa for the 1999 fiscal year. The effect of adoption of this pronouncement has not yet been determined.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS.

         None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

          Incorporated by reference from Summa's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

          Incorporated by reference from Summa's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          Incorporated by reference from Summa's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Incorporated by reference from Summa's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a)  Financial Statements, Financial Statement Schedules and Exhibits:
               ----------------------------------------------------------------

               The following documents are either filed herewith or incorporated herein by reference:

               1. Financial Statements. The audited consolidated financial statements of Summa as of August 31, 1996 and 1997 and for each of the three years ended August 31, 1997, (including the notes thereto which contain unaudited quarterly financial data for the two-year period ended August 31,
1997), the audited financial statements of Calnetics as of June 30, 1996 and 1997 and for each of the three years ended June 30, 1997 (including the notes thereto), the respective reports of independent public accountants thereon, and certain unaudited pro forma financial information which reflects the acquisition by Summa of Calnetics, are included herein as set forth in the "Index to Financial Statements" set forth on the following page.

               2. Financial Statement Schedules. The following financial statement schedules:

                         Schedule II - Valuation and qualifying accounts.

               3. Exhibits. The following exhibits to this Annual Report on Form 10-K are filed herewith:

               Exhibit
               Number
               ------

               10.1 Loan Agreement between Summa and Comerica Bank-California dated October 21, 1997

               21        Subsidiaries of the Registrant

               23        Consent of Arthur Andersen LLP

               27        Financial Data Schedule


               In addition, each of the exhibits previously filed with the Commission in connection with (i) the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995 (File No. 1-7755), (ii) the Company's Registration Statement on Form S-4 (File No. 333-11571), and (iii) the Calnetics' Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (File No. 0-08767), as well as Appendix I to the Calnetics' definitive Proxy Statement on Schedule 14A (File No. 0-08767) for the Special Meeting of Shareholders held October 28, 1997 are by this reference incorporated herein.

          (b)  Reports on Form 8-K filed during the last quarter of the fiscal
               ---------------------------------------------------------------
  year ended August 31, 1997:
  --------------------------

               None.

                         INDEX TO FINANCIAL STATEMENTS

SUMMA INDUSTRIES

Report of Independent Public Accountants............................. F-1
Consolidated Balance Sheets as of August 31, 1996 and 1997........... F-2
Consolidated Statements of Income for each of the three years ended August 31, 1995, 1996 and 1997............................. F-3
Consolidated Statements of Shareholders' Equity for each of the three years ended August 31, 1995, 1996 and 1997....... ......... F-4
Consolidated Statements of Cash Flows for each of the three years ended August 31, 1995, 1996 and 1997............................. F-5
Notes to Consolidated Financial Statements........................... F-7

CALNETICS CORPORATION

Report of Independent Public Accountants............................. F-17
Consolidated Balance Sheets as of June 30, 1997 and 1996............. F-18
Consolidated Statements of Income for each of the three years ended June 30, 1995, 1996 and 1997............................... F-20
Consolidated Statements of Shareholders' Equity for each of the three years ended June 30, 1995, 1996 and 1997................... F-21
Consolidated Statements of Cash Flows for each of the three years ended June 30, 1995, 1996 and 1997............................... F-22
Notes to Consolidated Financial Statements........................... F-24

SUMMA AND CALNETICS PRO FORMA FINANCIAL INFORMATION

Unaudited Pro Forma Consolidated Financial Statements................ F-34
Pro Forma Condensed Consolidated Balance Sheet....................... F-35
Pro Forma Condensed Consolidated Statement of Income................. F-36

Report of Independent Public Accountants............................. F-37
Schedule II - Valuation and Qualifying Accounts...................... F-38

Report of Independent Public Accountants

TO:    THE BOARD OF DIRECTORS AND SHAREHOLDERS OF SUMMA INDUSTRIES

We have audited the accompanying consolidated balance sheets of SUMMA INDUSTRIES (a California corporation) and subsidiaries as of August 31, 1996 and 1997 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SUMMA INDUSTRIES and subsidiaries as of August 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles.


                                                         /s/ ARTHUR ANDERSEN LLP
                                                         ARTHUR ANDERSEN LLP

Los Angeles, California
October 6, 1997

SUMMA INDUSTRIES
CONSOLIDATED BALANCE SHEETS AT AUGUST 31

ASSETS                                                                      1996         1997
---------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                         $   567,000  $ 2,883,000
   Accounts receivable, net of allowance for doubtful accounts
      of $51,000 in 1996 and $224,000 in 1997                          1,627,000    7,023,000
   Inventories                                                         2,186,000    3,903,000
   Prepaid expenses and other                                            212,000      656,000
   Deferred tax asset                                                    444,000      991,000
---------------------------------------------------------------------------------------------
      Total current assets                                             5,036,000   15,456,000
---------------------------------------------------------------------------------------------
Property, plant and equipment, at cost:
   Land                                                                  550,000    1,380,000
   Building and leasehold improvements                                 1,278,000    7,306,000
   Machinery and equipment                                             3,911,000   10,879,000
   Office furniture and equipment                                        321,000      683,000
---------------------------------------------------------------------------------------------
                                                                       6,060,000   20,248,000
   Less: Accumulated depreciation and amortization                     2,082,000    3,888,000
---------------------------------------------------------------------------------------------
       Net property, plant and equipment                               3,978,000   16,360,000
---------------------------------------------------------------------------------------------
Other assets                                                           1,865,000    2,331,000
---------------------------------------------------------------------------------------------
Goodwill and other intangibles, net                                      946,000    1,868,000
---------------------------------------------------------------------------------------------
                                                                     $11,825,000  $36,015,000
=============================================================================================
---------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------
Current liabilities:
   Current maturities of long term debt                              $       ---  $ 2,673,000
   Accounts payable                                                      812,000    2,006,000
   Accrued salaries, wages and benefits                                  465,000    1,831,000
   Accrued performance payments                                          478,000          ---
   Other accrued liabilities                                             119,000      535,000
   Income tax payable                                                    187,000      307,000
---------------------------------------------------------------------------------------------
      Total current liabilities                                        2,061,000    7,352,000
   Long-term debt, net of current maturities                             300,000    5,571,000
   Deferred income taxes                                                 763,000    1,351,000
   Other long-term liabilities                                            57,000      776,000
---------------------------------------------------------------------------------------------
      Total liabilities                                                3,181,000   15,050,000
---------------------------------------------------------------------------------------------
Commitments and contingencies
---------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, par value $.001; 5,000,000 shares authorized,
       none outstanding                                                      ---          ---
   Common stock, par value $.001; 10,000,000 shares authorized,
     1,603,483 and 4,099,004 shares issued and outstanding
       at August 31, 1996 and 1997, respectively.                      6,157,000   16,226,000
   Retained earnings                                                   2,487,000    4,739,000
---------------------------------------------------------------------------------------------
      Total shareholders' equity                                       8,644,000   20,965,000
---------------------------------------------------------------------------------------------
                                                                     $11,825,000  $36,015,000
=============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

SUMMA INDUSTRIES
CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED AUGUST 31,

                                                         1995          1996          1997
--------------------------------------------------------------------------------------------
Net sales                                            $10,247,000   $12,742,000   $43,237,000
Cost of sales                                          5,609,000     6,847,000    29,315,000
--------------------------------------------------------------------------------------------
     Gross profit                                      4,638,000     5,895,000    13,922,000
Selling, general and administrative expenses           3,486,000     4,537,000     9,627,000
--------------------------------------------------------------------------------------------
Income from operations                                 1,152,000     1,358,000     4,295,000
Interest (income)                                            ---       (27,000)     (200,000)
Interest expense                                             ---        12,000       475,000
Other (income) expense                                    (6,000)       29,000       254,000
--------------------------------------------------------------------------------------------
Income from continuing operations before
   provision for taxes                                 1,158,000     1,344,000     3,766,000
Provision for income taxes                               482,000       541,000     1,514,000
--------------------------------------------------------------------------------------------
Income from continuing operations                        676,000       803,000     2,252,000
Loss from discontinued operations, net of the
  effect of income tax of ($12,000) in 1995 and
  ($186,000) in 1996                                     (28,000)     (235,000)          ---
--------------------------------------------------------------------------------------------
Net income                                           $   648,000   $   568,000   $ 2,252,000
============================================================================================
Income per common and equivalent share:
    Income from continuing operations                $       .44   $       .50   $       .64
    Loss from discontinued operations, net of the
       effect of income tax                                 (.02)         (.15)          ---
--------------------------------------------------------------------------------------------
Net income per common and equivalent share           $       .42   $       .35   $       .64
============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

SUMMA INDUSTRIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------
                                                 COMMON       COMMON      RETAINED        TOTAL
                                                 SHARES        STOCK      EARNINGS
------------------------------------------------------------------------------------------------
Balance at August 31, 1994                     1,529,957   $ 5,953,000   $1,271,000  $ 7,224,000
Cashout of odd lots                                  (27)          ---          ---          ---
Exercise of options                                7,000        34,000          ---       34,000
Management bonus                                   5,000        24,000          ---       24,000
Net Income                                           ---           ---      648,000      648,000
------------------------------------------------------------------------------------------------
Balance at August 31, 1995                     1,541,930     6,011,000    1,919,000    7,930,000
Cashout of odd lots                                   (2)          ---          ---          ---
Stock redeemed in exercise of stock options       (5,200)      (33,000)         ---      (33,000)
Exercise of options                               35,923       179,000          ---      179,000
Reserved shares, acquisition of KVP               30,832           ---          ---          ---
Net Income                                           ---           ---      568,000      568,000
================================================================================================
Balance at August 31, 1996                     1,603,483     6,157,000    2,487,000    8,644,000
Cashout of odd lots                                  (26)          ---          ---          ---
Exercise of options                               50,441       227,000          ---      227,000
Acquisition of LexaLite                        2,445,106     9,842,000          ---    9,842,000
Net Income                                           ---           ---    2,252,000    2,252,000
================================================================================================
Balance at August 31, 1997                     4,099,004   $16,226,000   $4,739,000  $20,965,000
================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

SUMMA INDUSTRIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED AUGUST 31

                                                                                   1995               1996              1997
-----------------------------------------------------------------------------------------------------------------------------
Operating activities:
Net income                                                                   $   648,000        $  568,000        $ 2,252,000
-----------------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                                 727,000           744,000          2,125,000
   Change in net deferred income taxes                                           327,000           (94,000)           138,000
   Gain on disposition of property and equipment                                 (10,000)          (59,000)               ---
   Net change in assets and liabilities, net of effects from
  purchase of LexaLite in fiscal 1997:
     Accounts receivable                                                         (21,000)           87,000            258,000
     Inventories                                                              (1,617,000)          (73,000)           101,000
     Prepaid expenses and other assets                                          (203,000)           99,000           (275,000)
     Accounts payable                                                            759,000          (114,000)          (385,000)
     Accrued liabilities                                                        (845,000)          419,000           (617,000)
-----------------------------------------------------------------------------------------------------------------------------
  Total adjustments                                                             (883,000)        1,009,000          1,345,000
-----------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) operating activities                            (235,000)        1,577,000          3,597,000
-----------------------------------------------------------------------------------------------------------------------------
Investing activities:
Capital expenditures:
   Purchases of property and equipment                                          (836,000)         (983,000)        (1,626,000)
   Cash paid for patents                                                         (16,000)          (21,000)           (13,000)
Sale of Morehouse-COWLES, Inc. in fiscal 1996,                                       ---           608,000                ---
   net of fees and of cash held by Morehouse-COWLES, Inc.
Net proceeds from the sale of equipment                                           53,000            96,000             16,000
Net decrease in unexpended revenue bond proceeds                                     ---               ---            438,000
Proceeds from cash surrender value of life insurance                                 ---               ---            646,000
-----------------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                     (799,000)         (300,000)          (539,000)
-----------------------------------------------------------------------------------------------------------------------------
Financing activities:
Net proceeds from (payments on) line of credit                                   938,000          (938,000)          (275,000)
Payments on long term debt                                                           ---          (100,000)        (1,012,000)
Principal payments under capital lease                                           (14,000)              ---                ---
Proceeds from the exercise of stock options                                       34,000           146,000            227,000
Proceeds from the issuance of common stock                                        24,000               ---                ---
Cash received in the acquisition of LexaLite, net of cash paid                       ---               ---            318,000
-----------------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities                        982,000          (892,000)          (742,000)
-----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                             (52,000)          385,000          2,316,000
Cash and cash equivalents, beginning of year                                     234,000           182,000            567,000
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of the year                                   $   182,000        $  567,000        $ 2,883,000
=============================================================================================================================

SUMMA INDUSTRIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED AUGUST 31 (continued)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                    1995              1996               1997
-----------------------------------------------------------------------------------------------------------------------------
Supplemental cash flow information:
  Cash paid during the period for interest                                   $    88,000        $  107,000        $   395,000
-----------------------------------------------------------------------------------------------------------------------------
  Cash paid during the period for income taxes                               $   427,000        $  301,000        $ 1,414,000
-----------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of noncash investing activities:
  The Company received a note receivable of $1,771,000 in 1996 as partial consideration for the sale of Morehouse-COWLES, Inc.

-----------------------------------------------------------------------------------------------------------------------------
Non-cash investing and financing activities
   Common stock issued for acquisition (Note 16)                                                                  $ 9,842,000
-----------------------------------------------------------------------------------------------------------------------------
Details of acquisition (Note 16):
   Fair value of assets acquired                                                                                  $23,943,000
   Liabilities assumed or incurred                                                                                 13,906,000
   Common stock issued                                                                                              9,842,000
-----------------------------------------------------------------------------------------------------------------------------
Cash paid                                                                                                             195,000
Less cash acquired                                                                                                   (513,000)
-----------------------------------------------------------------------------------------------------------------------------
Net cash acquired in acquisition                                                                                  $  (318,000)
-----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are integral part of these consolidated financial statements.

SUMMA INDUSTRIES
Notes to Consolidated Financial Statements

For the years ended August 31, 1995, 1996 and 1997.

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

SUMMA INDUSTRIES ("SUMMA"), which was incorporated in California in 1942, currently serves as a holding company whose businesses are conducted primarily through its three wholly-owned subsidiaries, LexaLite International Corporation, KVP Systems, Inc. and GST Industries, Inc. SUMMA's subsidiaries manufacture proprietary industrial components. Products include engineered injection-molded plastic optical components for OEM customers in the lighting industry, conveyor components for food manufacturing industries, aerospace actuators and firefighting components for petrochemical plants. Sales are domestic and worldwide (see Note 12).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of SUMMA INDUSTRIES and its wholly-owned subsidiaries. The results of operations of LexaLite have been included in the consolidated results of operations and the consolidated statement of cash flows of the Company and the shares issued to complete the acquisition have been included in the earnings per share calculation since November 22, 1996. The acquisition of LexaLite is more fully described in Note 16. The consolidated financial statements also include the discontinued operations of Morehouse-COWLES, Inc. ("Morehouse-COWLES"), in 1995 and 1996. All intercompany account balances and transactions have been eliminated in consolidation. Certain reclassifications of 1995 and 1996 amounts have been made to conform to 1997 presentations.

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

REVENUE RECOGNITION

Revenue on product sales is recognized at the time of shipment.

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

NET INCOME PER COMMON AND EQUIVALENT SHARE

Per share amounts are based on the weighted average number of common and equivalent shares outstanding during each year. Common equivalent shares relate to shares issuable upon the exercise of stock options (Note 11). Income per common and equivalent share is the same as fully diluted earnings per share for all years presented. Weighted average common and equivalent shares outstanding were 1,553,000 for 1995, 1,603,000 for 1996 and 3,521,000 for 1997.

STATEMENTS OF CASH FLOWS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

INCOME TAXES

The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes". This statement requires that income taxes be accounted for using the liability method.

STOCK BASED COMPENSATION

The Company has elected to continue to report stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees." The Company has adopted the appropriate disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (see Note 11).

PENDING ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. This statement will be adopted by the Company for the 1998 fiscal year. The Company does not believe that the adoption of this pronouncement will have a material effect on reported earnings per share.

In February 1997, the FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure. This statement will be adopted by the Company for the 1998 fiscal year. Based on the capital structure disclosures presented in the accompanying consolidated financial statements and notes thereto, the Company does not believe that any additional disclosures will be required as a result of adopting this pronouncement.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. This statement will be adopted by the Company for the 1999 fiscal year. The Company does not believe that the adoption of this pronouncement will have a material effect on reported income.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting and disclosure of financial information by segment. This statement will be adopted by the Company for the 1999 fiscal year. The effect of adoption of this pronouncement has not yet been determined.

2.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate:

     CASH AND CASH EQUIVALENTS - The carrying amount is a reasonable estimate of fair value. These assets consist of short term certificates of deposit and demand deposits.

     NOTE RECEIVABLE - The note receivable was received as partial consideration for the sale of all of the stock of Morehouse-COWLES. The carrying value is not materially different than the fair value. (See Note 5.)

     LONG-TERM DEBT - The carrying value approximates fair value since the interest rate on the long-term loan approximates the rate which is currently available to the Company for the issuance of debt with similar terms and maturities.

3.   INVENTORIES

Inventories consist of the following:

                                         AUGUST 31,  AUGUST 31,
                                            1996        1997
---------------------------------------------------------------
Finished goods                           $  713,000  $1,557,000
Work in process                              81,000     108,000
Materials and parts                       1,392,000   2,238,000
---------------------------------------------------------------
                                         $2,186,000  $3,903,000
==============================================================-

4.   PROPERTY AND EQUIPMENT LEASED TO OTHERS AND RENTAL INCOME

Included in property, plant and equipment are certain land and buildings which are being leased to Morehouse-COWLES. The cost of the land is $550,000 and the cost of the building is $1,208,000 less accumulated depreciation of $973,000 at August 31, 1997. The lease expires in 2006 with an option for an additional five years. The monthly rent, on a "triple-net basis" is $4,000 through June 2001, increasing to $5,500 per month from June 2001 through June 2006. For the years ended August 31, 1996 and August 31, 1997, depreciation expense was $17,000 and $57,000, respectively and rental income was $8,000 and $48,000, respectively.

5.   OTHER ASSETS

Other assets consist primarily of a note receivable for $1,771,000 received as partial consideration for the sale of all of the stock of Morehouse-COWLES. The note is subordinated to the buyers' bank credit agreement and is secured by a pledge of all of the outstanding capital stock of Morehouse-COWLES as well as by the assets of Morehouse-COWLES. Under the terms of the note, interest is due monthly at an annual rate of 7 percent until June 2001. Interest at 9 percent and amortizing principal payments will be due monthly from June 2001 through June 2006. At August 31, 1997, other assets also include bond proceeds held in trust of $371,000.

6.   GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles consist of the following:

                                       AUGUST 31,   AUGUST 31,
                                          1996         1997
--------------------------------------------------------------
Goodwill                               $  615,000   $1,520,000
Other intangibles                         527,000      642,000
--------------------------------------------------------------
                                        1,142,000    2,162,000
Less: accumulated amortization           (196,000)    (294,000)
--------------------------------------------------------------
Goodwill and other intangibles, net    $  946,000   $1,868,000
==============================================================

7.   INCOME TAXES

The following table provides a reconciliation between the provision for taxes based on income included in the accompanying consolidated statements of income and the provision for taxes computed by applying the statutory income tax rate to income from continuing operations before taxes for the years ended August 31:

                                            1995       1996       1997
--------------------------------------------------------------------------
Provision for taxes at statutory rates    $394,000   $457,000  $1,280,000
State tax, net of  federal benefit          70,000     82,000     231,000
Effect of performance payments              26,000        ---         ---
Other-net                                   (8,000)     2,000       3,000
--------------------------------------------------------------------------
Provision for income taxes                $482,000   $541,000  $1,514,000
==========================================================================

The provision for income taxes consists of the following for the years ended August 31:

                                           1995      1996        1997
--------------------------------------------------------------------------
Current:
   Federal                                $244,000   $493,000  $1,164,000
   State                                    81,000    142,000     309,000
--------------------------------------------------------------------------
                                           325,000    635,000   1,473,000
--------------------------------------------------------------------------
Deferred:
   Federal                                 133,000    (80,000)     35,000
   State                                    24,000    (14,000)      6,000
--------------------------------------------------------------------------
                                           157,000    (94,000)     41,000
--------------------------------------------------------------------------
Provision for income taxes                $482,000   $541,000  $1,514,000
==========================================================================

The components of the Company's deferred tax asset (liability) at August 31, 1996 and 1997 are as follows:

                                                     1996           1997
--------------------------------------------------------------------------
Effect of performance payments                    $ 141,000   $       ---
State taxes                                          72,000       157,000
Reserves                                            231,000       834,000
--------------------------------------------------------------------------
Total deferred tax assets                           444,000       991,000
--------------------------------------------------------------------------
Depreciation                                       (636,000)   (1,063,000)
Amortization                                       (127,000)     (148,000)
Write up land to fair value                             ---      (140,000)
--------------------------------------------------------------------------
Total deferred tax liabilities                     (763,000)   (1,351,000)
--------------------------------------------------------------------------
Net deferred tax liability                        $ (319,000) $  (360,000)
--------------------------------------------------------------------------
Changes in components of the Company's deferred
tax provision (benefit) are as follows:
--------------------------------------------------------------------------
Effect of performance payments                    $  101,000  $  (141,000)
State taxes                                           39,000       85,000
Reserves                                             (77,000)     603,000
Depreciation                                         (10,000)    (427,000)
Amortization                                          20,000      (21,000)
Other                                                 21,000          ---
Write up land to fair value                              ---  $    40,000)
--------------------------------------------------------------------------
                                                  $   94,000  $   (41,000)
==========================================================================

8.   NOTES PAYABLE AND LONG-TERM DEBT

Long term debt consists of following:

                                                                                August 31,      August 31,
                                                                                      1996            1997
------------------------------------------------------------------------------------------------------------
  Michigan Strategic Fund Limited Obligation Revenue Bonds Series 1994
    of which $1,000,000 is due November 1, 1997, 1998, 1999, 2000 and
    2001 with an average effective interest rate of 6.09%.                        $    ---      $5,000,000
------------------------------------------------------------------------------------------------------------
  Note payable to bank, due in monthly installments of $29,334 including
    interest at 7.9%, through October 2000, secured by related equipment.              ---       1,114,000
------------------------------------------------------------------------------------------------------------
  Notes payable to bank, secured by substantially all assets of LexaLite, due in monthly installments currently totaling $72,902, with interest with rates ranging between 6.75 and 9.75%, maturing between 1998
    and 2001.                                                                          ---       1,928,000

  Other                                                                            300,000         202,000
------------------------------------------------------------------------------------------------------------
  Total                                                                            300,000       8,244,000
  Less: current maturities                                                             ---       2,673,000
------------------------------------------------------------------------------------------------------------
  Long-term                                                                       $300,000      $5,571,000
============================================================================================================

Included in long term debt is $200,000 borrowed from an officer of a subsidiary. Interest paid to the officer, at a market rate was $32,000 in 1995, $33,000 in 1996 and $26,000 in 1997.

Future maturities long term at August 31, 1997 are as follows:

                         1998      $2,673,000
                         1999       1,619,000
                         2000       1,630,000
                         2001       1,250,000
                         2002       1,072,000

At August 31, 1997, the Company had various working capital and equipment acquisition credit facilities, with two banks, aggregating $7,000,000, of which none was in use. Both of the working capital lines of credit bear interest at their respective banks' prime rate (8.5 percent at August 31, 1997). Substantially all of the Company's assets are pledged to secure the outstanding debt and credit facilities. The working capital lines of credit require compliance with various bank covenants. The credit facilities in place at August 31, 1997 have been replaced by new facilities in connection with the financing for the acquisition of Calnetics Corporation, ("Calnetics") which is more fully described in Note 17.

9.   COMMITMENTS AND CONTINGENCIES

The Company is a party to a civil lawsuit in which the plaintiffs have alleged patent infringement. The Company contends the claims are invalid, and the court dismissed the claims. Plaintiff has appealed the dismissal. Since the case involves a number of complex factual and legal issues, it is impossible to predict the outcome or estimate the loss, if any. The Company believes it has a reasonable expectation of prevailing and therefore has not recorded any reserve in connection with this matter. Consequently any adverse determination could have a material effect on the Company's financial statements.

The Company is involved in a product liability case which was dismissed. The dismissal was appealed by the plaintiff. The Company believes it has adequate product liability insurance in the event of an adverse outcome.

The Company leases office and manufacturing facilities and certain equipment under noncancelable operating leases which expire at various dates through June 2001. Rental expense charged to operations was approximately $266,000, $308,000 and $508,000 for the years ended August 31, 1995, 1996 and 1997, respectively.

The aggregate minimum future lease payments under these leases at August 31, 1996 are approximately as follows:

                                       AMOUNT
                                       ------
                    1998           $  380,000
                    1999              319,000
                    2000              248,000
                    2001              156,000
                    2002                  ---
                                   ----------
                    Total          $1,103,000
                                   ==========

401(K) PLAN

The Company has employee savings and investment plans covering substantially all of its employees. The plans, which qualify under Section 401(k) of the Internal Revenue Code, allow employees to defer specified percentages of their compensation, as defined, in a tax-exempt trust. The Company is required to make matching contributions at the discretion of the Board of Directors. The cost of the Company matching contribution is partially offset by a reduction in payroll taxes. Company contributions to the plan totaled $81,000 in 1995, $83,000 in 1996 and $357,000 in 1997.

10.  RELATED PARTY TRANSACTION

The Company paid commissions in the amount of $120,000 and consulting fees of $28,000 to a company controlled by a director of the Company in accordance with a design and consulting agreement entered into in 1993 by LexaLite, which was acquired by the Company in fiscal 1997. In addition, the Company paid a one time payment of $365,000 in consideration of amending the terms of the earlier agreement by which LexaLite will continue to receive consulting services for $30,000 per year and pay commissions of 0.75% (a reduction from the previously existing rate) of sales of certain products up to the earlier to occur of the cumulative commission payment of $650,000 or expiration of 12 years.

The Company paid $101,000 during 1997 for cleaning services to a company which had a relationship by marriage to a former officer of one of the Company's subsidiaries. The agreement which was competitively bid annually was not re-awarded to the related party upon termination of the existing agreement.

The Company leases truck trailers from a company owned by an employee of the Company under which the Company paid $25,000 in fiscal 1997 and under which the Company is obligated to pay approximately $2,000 per month through June 2001. Additionally, the Company paid that party $379,000 for trucking services under an agreement which is renewable annually.

11.  STOCK-BASED COMPENSATION PLANS

The Company has three stock option plans, all of which have been approved by the shareholders and are administered by its Board of Directors. The 1984 Stock Option Plan (the "1984 Plan") provides for the grant of options to key employees to purchase an aggregate of 25,000 shares of Common Stock. Under the 1991 Stock Option Plan (the "1991 Plan"), options to purchase an aggregate of 150,000 shares of Common Stock may be granted to key employees, directors, consultants, vendors and others. The 1995 Stock Option Plan (the "1995 Plan") provides for the grant of options to purchase an aggregate of 250,000 shares of Common Stock, which may be granted to key employees, directors, consultants, vendors, customers and others. In connection with the acquisition of LexaLite in November 1996, the existing outstanding LexaLite options acquired were reissued into stock options of the Company.

The Company accounts for stock options under APB Opinion No. 25. Under these plans no compensation cost was recognized in fiscal 1995, 1996 and 1997, respectfully. FASB Statement No. 123 "Accounting for Stock-Based Compensation" was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. Adoption of FASB Statement No. 123 is optional, however proforma disclosures as if the Company had adopted the cost recognition method are required. Had compensation cost for stock options awarded under these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have reflected the following pro-forma amounts:

                                           August 31, 1996       August 31, 1997
Net Income:            As Reported                $568,000            $2,252,000
                       Proforma                   $473,000            $2,174,000
Earnings per Share:    As Reported                    $.35                  $.64
                       Proforma                       $.28                  $.61

The Company has granted options of 433,123 shares under the above plans. Under these Plans, the options are generally issued at fair market value at the grant date. Options become vested cumulatively over various periods, at the discretion of the Board of Directors, up to five years from the grant date, are exercisable in whole or in installments, and expire five or ten years from date of grant. Options that are forfeited are again available for grant under the Plans.

A summary of the status of the Company's stock option plans at August 31, 1995, August 31, 1996 and August 31, 1997 and changes during the years then ended is presented in the table and narrative below:

                                       August 31, 1995          August 31, 1996           August 31, 1997
                                  Shares      Wtd Avg    Shares        Wtd Avg.      Shares      Wtd Avg.
                                  ------      -------    ------        --------      ------      --------
                                             Ex Price     (000)        Ex Price                  Price
                                             --------    -----         --------                  -----
Outstanding at beg. of year       162,750       $3.42     191,250           $4.72    237,473        $4.21
Granted                            42,500        5.22     121,223           $4.03    327,562*       $5.50
Exercised                          (7,000)       4.80     (35,923)          $4.96    (50,441)       $3.72
Forfeited/Expired                  (7,000)       6.25     (39,077)          $5.55    (68,721)       $5.42
Outstanding at end of year        191,250       $4.72     237,473           $4.21    445,873        $4.81

Exercisable at end of year        151,582       $4.61     206,579           $4.13    236,249        $4.28
Weighted average fair value of
 options granted                                                            $1.54                   $2.25

* During fiscal 1997 the Company granted 157,650 options under shareholder approved Plans and issued 169,912 options in conjunction with the acquisition of LexaLite.

Of the total options outstanding at August 31, 1997, 210,455 have exercises prices of $2.72 to $4.99 with a weighted average exercise price of $3.998 and a weighted average remaining contractual life of 6.75 years; 182,717 of these options are exercisable at year end. The remaining 235,418 options outstanding at August 31, 1997 have exercise prices of $5.00 to $6.00 with a weighted average exercise price of $5.527 and a weighted average remaining contractual life of 7.59 years; 53,532 of these options are exercisable at year end.

The fair value of each option grant is estimated on the date of grant using the Black Scholes pricing model with the following assumptions used for grants in fiscal years 1996 and 1997; weighted average risk-free interest rate of 5.74 percent and 6.24 percent, respectively; volatility of 30 percent and 35 percent, respectively; expected dividend yields of 0.00 percent; and a weighted average contractual life of 7.74 and 8.87 years, respectively.

12.  SALES

Sales to the largest single customer represented 6.9 percent, 5.9 percent and
8.4 percent of total sales during 1995, 1996 and 1997, respectively.

Export sales by geographic area were as follows for the years ended August 31:

                                (in thousands)

                                1995                 1996                  1997
--------------------------------------------------------------------------------
Canada                        $  341               $  724                $1,333
Latin America                    ---                   72                 1,576
Asia                             800                  938                 1,132
Europe                           769                  909                 2,019
Other                            131                  125                   500
--------------------------------------------------------------------------------
                              $2,041               $2,768                $6,560
================================================================================

13.  BUSINESS SEGMENT INFORMATION

The following table sets forth certain information with respect to the contribution to consolidated net sales and operating income generated by the continuing businesses of the Company during each of the three years in the period ended August 31, 1997, as well as the dollar value of the assets identified to each subsidiary:

                           BUSINESS SEGMENT SUMMARY

                          Engineered       Mechanical
                             Plastic   Assemblies and   Corporate
                          Components        Equipment   and Other         Total
--------------------------------------------------------------------------------
                       FISCAL YEAR ENDED AUGUST 31, 1997
Net sales                $39,093,000       $4,144,000  $      ---   $43,237,000
Operating income           4,228,000        1,066,000    (999,000)    4,295,000
Identifiable assets       30,001,000        1,397,000   4,617,000    36,015,000

                       FISCAL YEAR ENDED AUGUST 31, 1996

Net sales                $ 8,124,000       $4,618,000  $      ---   $12,742,000
Operating income             880,000          719,000    (241,000)    1,358,000
Identifiable assets        5,696,000        1,462,000   4,667,000    11,825,000

                       FISCAL YEAR ENDED AUGUST 31, 1995

Net sales                $ 6,567,000       $3,680,000  $      ---   $10,247,000
Operating income             903,000          546,000    (297,000)    1,152,000
Identifiable assets        4,554,000        1,352,000   5,372,000    11,278,000

14.  UNAUDITED QUARTERLY RESULTS

                                                     Quarters ended
--------------------------------------------------------------------------------
                                         November   February      May    August
--------------------------------------------------------------------------------
                                        (in thousands, except per share amounts)
Fiscal 1996:
   Net sales                               $2,839    $ 2,928  $ 3,136   $ 3,839
   Gross profit                             1,279      1,339    1,357     1,920
   Income from continuing operations          177        157      207       262
   Net income                                  91         22      193       262
Per Share:
   Income from continuing operations       $  .11    $   .10  $   .13   $   .16
   Net income                              $  .06    $   .01  $   .12   $   .16
================================================================================
Fiscal 1997:
   Net sales                               $3,139    $13,512  $13,075   $13,511
   Gross profit                             1,483      4,002    4,171     4,266
   Net income                                 213        629      620       790
Per Share:
   Net income                              $  .13    $   .16  $   .15   $   .20
================================================================================

15.  DISCONTINUED OPERATIONS

On June 17, 1996, the Company completed the divestiture of its industrial process equipment subsidiary, Morehouse-COWLES, Inc. Accordingly, this business unit has been accounted for as a discontinued operation and results of its operations are segregated in the accompanying consolidated statements of income. There was no gain or loss on the disposition of Morehouse-COWLES. Interest expense of $87,000 and $93,000 was related to discontinued operations and accordingly was allocated to discontinued operations for fiscal years 1995 and 1996, respectively. Discontinued operations have not been segregated in the consolidated statements of cash flows. The preceding notes to consolidated financial statements have been revised, as necessary, to reflect the change in reporting due to discontinued operations.

The sales from these discontinued operations were $8,097,000 and $5,638,000 for the years ended August 31, 1995 and 1996, respectively.

16.  ACQUISITION

On November 22, 1996, the Company completed the acquisition of LexaLite International Corporation. The total acquisition cost was $23,943,000, consisting of 2,415,106 shares of SUMMA Common Stock issued to LexaLite shareholders and 30,000 shares issued to a broker valued at an estimated market value of $9,842,000, acquisition costs of $315,000 and liabilities associated or incurred of $13,906,000. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and the liabilities assumed or incurred based upon their fair values at the date of acquisition. The excess of purchase price over the fair values of the net assets acquired amounted to $905,000 and has been recorded as goodwill which is being amortized on a straight-line basis over 25 years.

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

        For the years ended August 31,                  1996          1997
                                                  (unaudited)   (unaudited)
----------------------------------------------------------------------------
 Net sales                                        $48,831,000   $51,844,000
 Income from continuing operations                  2,300,000     2,715,000
 Net income                                         2,065,000     2,715,000
============================================================================
 Income per common and equivalent share
    Income from continuing operations             $       .57   $       .66
    Net income per common and equivalent share    $       .51   $       .66
============================================================================

Such pro-forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of the periods presented or the results which may be achieved in the future.

17.  SUBSEQUENT ACQUISITION (UNAUDITED)

On October 28, 1997, the Company completed the acquisition of Calnetics Corporation ("Calnetics"). The total acquisition cost was $33,235,000, consisting of cash of $22,335,000, acquisition costs estimated to be $80,000, liabilities assumed or incurred of $9,425,000 and an assigned value of $1,345,000 for options issued in conjunction with the transaction, primarily replacement options issued to Calnetics employees who will continue with the Company. The Company entered into a new banking facility to provide most of the cash used to acquire the Calnetics stock. (See unaudited proforma financial information included in the Company's 1997 Form 10K).

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------


To the Directors and Shareholders of Calnetics Corporation:

We have audited the accompanying consolidated balance sheets of CALNETICS CORPORATION (a California Corporation) and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calnetics Corporation and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

                                      /s/ ARTHUR ANDERSEN LLP

                                      ARTHUR ANDERSEN LLP


Los Angeles, California
July 25, 1997

                             CALNETICS CORPORATION
                             ---------------------
                               AND SUBSIDIARIES
                               ----------------


             CONSOLIDATED BALANCE SHEETS - JUNE 30, 1997 AND 1996
             ----------------------------------------------------



                                     ASSETS
                                     ------

                                                        1997        1996
                                                    -----------  -----------
  CURRENT ASSETS:
    Cash and cash equivalents                       $ 2,422,119  $ 1,877,633
    Accounts receivable, net of allowances of
      $316,000 in 1997 and 1996                       5,220,127    4,997,471
    Inventories                                       5,391,659    5,470,710
    Prepaid expenses                                    105,487      254,608
    Deferred income taxes                               451,000      342,000
                                                    -----------  -----------
            Total current assets                     13,590,392   12,942,422
                                                    -----------  -----------
  PROPERTY, PLANT AND EQUIPMENT, at cost:
    Land                                                466,288      466,288
    Buildings and leasehold improvements              2,277,763    2,269,525
    Machinery and equipment                           5,292,340    4,587,322
    Furniture and fixtures                              278,193      248,220
                                                    -----------  -----------
                                                      8,314,584    7,571,355
    Less--Accumulated depreciation and
      amortization                                    4,143,601    3,399,998
                                                    -----------  -----------
                                                      4,170,983    4,171,357
                                                    -----------  -----------
  OTHER ASSETS:
    Goodwill, net of accumulated amortization of
      $403,938 and $331,638 in 1997 and 1996,
      respectively                                    1,328,968    1,401,268
    Deposits and other assets                           171,822      171,245
                                                    -----------  -----------
                                                      1,500,790    1,572,513
                                                    -----------  -----------
                                                    $19,262,165  $18,686,292
                                                    ===========  ===========

                             CALNETICS CORPORATION
                             ---------------------
                               AND SUBSIDIARIES
                               ----------------


             CONSOLIDATED BALANCE SHEETS - JUNE 30, 1997 AND 1996
             ----------------------------------------------------



                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------


                                                       1997         1996
                                                   -----------  -----------
  CURRENT LIABILITIES:
    Current portion of long-term debt              $   150,846  $   247,187
    Accounts payable                                 2,413,551    3,214,786
    Accrued liabilities                                900,041      756,050
    Accrued compensation and benefits                  542,612      411,657
    Income taxes payable                               242,023      386,021
                                                   -----------  -----------
            Total current liabilities                4,249,073    5,015,701
                                                   -----------  -----------
  LONG-TERM DEBT, net of current portion             3,745,697    4,740,820
                                                   -----------  -----------
  DEFERRED INCOME TAXES                                 80,000       57,000
                                                   -----------  -----------
  COMMITMENTS AND CONTINGENCIES (Notes 6 and 9)

  SHAREHOLDERS' EQUITY:
    Preferred stock:
      Authorized--2,000,000 shares
      Issued and outstanding--0 shares                       -            -
    Common stock, no par value:
      Authorized--20,000,000 shares
      Issued and outstanding--3,038,799
        and 2,959,799 shares in 1997
        and 1996, respectively                       2,745,947    2,462,345
    Retained earnings                                8,441,448    6,410,426
                                                   -----------  -----------
            Total shareholders' equity              11,187,395    8,872,771
                                                   -----------  -----------
                                                   $19,262,165  $18,686,292
                                                   ===========  ===========



              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                             CALNETICS CORPORATION
                             ---------------------
                               AND SUBSIDIARIES
                               ----------------


                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
         FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997
         -------------------------------------------------------------



                                           1997          1996         1995
                                       ------------  ------------  ------------

  NET SALES                            $36,616,238   $35,193,973   $29,172,106

  COST OF SALES                         26,592,981    26,252,121    21,739,246
                                       -----------   -----------   -----------
           Gross profit                 10,023,257     8,941,852     7,432,860

  SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES              6,400,237     5,627,299     5,187,534
                                       -----------   -----------   -----------

            Income from operations       3,623,020     3,314,553     2,245,326
                                       -----------   -----------   -----------
  OTHER INCOME (EXPENSE):
    Gain on sale of property
      and equipment                              -         5,950         6,500
    Interest and other income               49,086        29,803        27,345
    Interest expense                      (323,084)     (416,391)     (534,105)
                                       -----------   -----------   -----------
                                          (273,998)     (380,638)     (500,260)
                                       -----------   -----------   -----------
            Income before provision
              for income taxes           3,349,022     2,933,915     1,745,066

  PROVISION FOR INCOME TAXES             1,318,000     1,262,000       739,000
                                       -----------   -----------   -----------
            Net income                 $ 2,031,022   $ 1,671,915   $ 1,006,066
                                       ===========   ===========   ===========

  Earnings per common share and
    common share equivalent                   $.66          $.55          $.33
                                       ===========   ===========   ===========

  Weighted average number of shares
    outstanding                          3,095,219     3,057,984     3,030,283
                                       ===========   ===========   ===========

 The accompanying notes are an integral part of these consolidated statements.

                             CALNETICS CORPORATION
                             ---------------------
                               AND SUBSIDIARIES
                               ----------------


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                -----------------------------------------------
         FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997
         -------------------------------------------------------------

                                      Common Stock
                                -----------------------
                                                                        Total
                                  Shares                  Retained   Shareholders'
                                Outstanding    Amount     Earnings      Equity
                                -----------  ----------  ----------  -------------
BALANCE, June 30, 1994            2,893,799  $2,367,437  $3,732,445    $ 6,099,882

  Net income                              -           -   1,006,066      1,006,066
  Exercise of stock options          21,000      30,198           -         30,198
                                  ---------  ----------  ----------    -----------
BALANCE, June 30, 1995            2,914,799   2,397,635   4,738,511      7,136,146

  Net income                              -           -   1,671,915      1,671,915
  Exercise of stock options          45,000      64,710           -         64,710
                                  ---------  ----------  ----------    -----------
BALANCE, June 30, 1996            2,959,799   2,462,345   6,410,426      8,872,771

  Net income                              -           -   2,031,022      2,031,022
  Exercise of stock options,
    including related income
    tax benefit                      79,000     283,602           -        283,602
                                  ---------  ----------  ----------    -----------
BALANCE, June 30, 1997            3,038,799  $2,745,947  $8,441,448    $11,187,395
                                  =========  ==========  ==========    ===========

 The accompanying notes are an integral part of these consolidated statements.

                             CALNETICS CORPORATION
                             ---------------------
                               AND SUBSIDIARIES
                               ----------------


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
         FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997
         -------------------------------------------------------------

                                               1997         1996         1995
                                           -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $2,031,022   $1,671,915   $1,006,066
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization           743,603      758,591      704,497
      Provision for doubtful accounts          26,821       98,338       93,531
      Gain on sale of property,
        plant and equipment                         -       (5,950)      (6,500)
      Benefit for deferred income taxes       (86,000)    (106,000)     (64,000)
      Change in operating assets and
        Liabilities:
          Decrease (increase) in:
            Accounts receivable              (249,477)    (647,283)    (287,260)
            Inventories                        79,051     (508,673)    (785,506)
            Prepaid expenses                  149,121       58,388     (164,599)
            Deposits and other assets            (577)      29,960      (26,429)
          Increase (decrease) in:
            Accounts payable                 (801,235)     414,131      839,630
            Accrued liabilities and
              compensation and benefits       274,946       22,407      (84,661)
            Income taxes payable             (143,998)     327,828     (137,773)
                                           ----------   ----------   ----------
          Net cash provided by
            operating activities            2,023,277    2,113,652    1,086,996
                                           ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of property,
    plant and equipment                             -       14,600        6,500
  Purchases of property, plant and
    equipment                                (670,929)    (995,026)    (512,153)
                                           ----------   ----------   ----------
          Net cash used in investing
            activities                       (670,929)    (980,426)    (505,653)
                                           ----------   ----------   ----------

                                             1997          1996        1995
                                         ------------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term debt            $(1,091,464)  $ (901,277)  $ (883,658)
 Net proceeds from issuance of
  common stock, including related
  income tax benefit                         283,602       64,710       30,198
                                         -----------   ----------   ----------
   Net cash used in financing
    activities                              (807,862)    (836,567)    (853,460)
                                         -----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                        544,486      296,659     (272,117)

CASH AND CASH EQUIVALENTS,
 beginning of year                         1,877,633    1,580,974    1,853,091
                                         -----------   ----------   ----------
CASH AND CASH EQUIVALENTS,
 end of year                             $ 2,422,119   $1,877,633   $1,580,974
                                         ===========   ==========   ==========

 The accompanying notes are an integral part of these consolidated statements.

                             CALNETICS CORPORATION
                             ---------------------
                               AND SUBSIDIARIES
                               ----------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 JUNE 30, 1997
                                 -------------


1.   Basis of Presentation
     ---------------------

Calnetics Corporation (the Company) is engaged in manufacturing operations through three wholly owned subsidiaries:

Manchester Plastics, Co., Inc. (Manchester), located in Chatsworth, California, primarily manufactures proprietary products consisting of acrylic, polycarbonate and polystyrene plastic sheets for the building material and industrial plastics industries.

Ny-Glass Plastics, Inc. (Ny-Glass), located in Corona, California, manufactures custom plastic injection molding components for original equipment manufacturers and high-quality, close-tolerance molded plastic components for a wide variety of industries. Approximately one-fifth of its production is proprietary, consisting of products for the electronic, computer, automotive and other high-tech industries.

Agricultural Products, Inc. (API), located in Ontario, California and Winter Haven, Florida, manufactures and distributes various irrigation hoses, fittings and other products primarily for the agriculture industry.

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its three wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     Credit Risk
     -----------

     The Company's accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. Customers are located primarily throughout the United States.

     Revenue Recognition
     -------------------

     Revenue on product sales is recognized at the time of shipment.

     Inventories
     -----------

     Inventories include costs of materials, labor and manufacturing overhead, and are stated at the lower of cost or market using the first-in, first-out
     (FIFO) and the last-in, first-out (LIFO) methods. The LIFO method is used for the finished goods inventory at Manchester and totals approximately $1,165,000. Inventories consist of the following:

                                 1997        1996
                              ----------  ----------

            Raw materials     $2,688,014  $2,661,261
            Finished goods     2,703,645   2,809,449
                              ----------  ----------
                              $5,391,659  $5,470,710
                              ==========  ==========

     At June 30, 1997 and 1996, if the FIFO method had been used to value Manchester finished goods inventories, the stated value of inventories would have been higher by approximately $129,000 and $421,000, respectively. Income before provision for income taxes would have decreased by $292,000, increased by $13,000 and increased by $408,000 for 1997, 1996 and 1995, respectively. Net income would have decreased by $175,000, increased by $7,000 and increased by $230,000 for 1997, 1996 and 1995, respectively.

     Property, Plant and Equipment
     -----------------------------

     Property, plant and equipment are stated at cost. The Company follows the policy of capitalizing expenditures that materially increase asset lives and charging ordinary maintenance and repairs to operations as incurred. Amounts expensed as maintenance and repairs were approximately $423,000, $336,000 and $370,000 in 1997, 1996 and 1995, respectively.

     When assets are sold or disposed of, the cost and related depreciation are removed from the accounts and any resulting gain or loss is included in income.

     Property, plant and equipment are depreciated and amortized using the straight-line and accelerated methods over the following useful lives:

            Buildings and improvements          7 - 31.5 years
            Leasehold improvements              term of lease
            Machinery and equipment             3 - 7 years
            Furniture and fixtures              5 - 7 years

     Goodwill
     --------

     Goodwill resulted from the purchase of Manchester during 1989 and the purchase of API in 1994. It is being amortized on a straight-line basis over 30 years and 20 years, respectively.

     Statements of Cash Flows
     ------------------------

     For the purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity date of 90 days or less to be cash and cash equivalents.

     Cash paid for income taxes was approximately $1,378,000, $1,041,000 and $932,000 in 1997, 1996 and 1995, respectively. Cash paid for interest was approximately $340,000, $445,000 and $511,000 in 1997, 1996 and 1995,
     respectively.

     Earnings Per Common Share
     -------------------------

     Earnings per common share and common share equivalent are based on the weighted average number of shares of common stock and common stock equivalents (dilutive stock options) outstanding during the related periods. The weighted average number of common stock equivalent shares includes shares issuable upon the assumed exercise of stock options, less the number of shares assumed purchased with the proceeds available from such exercise. Fully diluted net income per share does not differ materially from net income per common share and common share equivalent.

     Fair Value of Financial Instruments
     -----------------------------------

     The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value because of the short maturity of these financial instruments. The carrying amounts of long-term debt approximate fair value because either interest rates fluctuate based on market rates or interest rates appear to approximate market rates for similar instruments.

     New Authoritative Pronouncements
     --------------------------------

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. This statement will be adopted by the Company for the 1998 fiscal year.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure. This statement will be adopted by the Company for the 1998 fiscal year.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. This statement will be adopted by the Company for the 1999 fiscal year.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting and disclosure of financial information by segment. This statement will be adopted by the Company for the 1999 fiscal year.

3.   Line of Credit
     --------------

The Company has a $2,500,000 unsecured line of credit with a bank. At June 30, 1997, the entire amount was available under this credit arrangement, which expires on June 20, 1999. Borrowings under this facility bear interest at the bank's reference rate (8.5 percent at June 30, 1997). The line of credit agreement includes certain restrictive covenants which are discussed in Note 4 below.

4.   Long-Term Debt
     --------------

At June 30, 1997 and 1996, long-term debt consists of the following:

                                                              1997         1996
                                                             ------       ------
     Term loans payable to banks, unsecured, interest
      at the banks' reference rate (8.5 percent at June
      30, 1997) plus .25 or .75 percent, due in various
      monthly installments of principal and interest
      through July 1, 1999, with balloon payments
      totaling $1,458,462 due on August 1, 1999          $2,008,329   $2,949,948

     Industrial revenue bond payable, principal due in
      annual sinking fund installments ranging from
      $15,000 to $130,000 through December 2021, plus
      interest due monthly based on the Issuer's Weekly
      Adjustable Interest Rates for Revenue Bonds (4.15
      percent at June 30, 1997), secured by a standby
      letter of credit issued by a bank with an annual
      fee of 1.25 percent                                 1,420,000    1,440,000

     Loans payable to former API shareholders,
      unsecured, interest payable semi-annually at 7.50
      percent, principal payable in four equal annual
      installments of $100,510 through June 1999            201,022      301,532

     Mortgage payable to bank, secured by the related
      building and land, principal payable in monthly
      installments of $1,665 plus interest at the
      bank's prime rate (8.5 percent at June 30, 1997)
      plus .75 percent, with a balloon payment of
      $201,415 due on March 5, 2000                         254,712      274,687

     Other                                                   12,480       21,840
                                                             ------       ------
                                                          3,896,543    4,988,007

     Less--Current portion of long-term debt                150,846      247,187
                                                             ------       ------
                                                         $3,745,697   $4,740,820
                                                        ===========  ===========

The following is a schedule of future principal payments of long-term debt as of June 30, 1997:

                    1998                          $  150,846
                    1999                             614,700
                    2000                           1,770,997
                    2001                              25,000
                    2002                           1,335,000
                                                  ----------
                                                  $3,896,543
                                                  ==========

The line of credit agreement (see Note 3), term loans and notes payable include certain restrictive financial and non-financial covenants, including certain cash restrictions and limitations on payment of cash dividends and redemption of stock. At June 30, 1997, the Company was in compliance with all bank covenants.

5.   Income Taxes
     ------------

The Company accounts for income taxes in accordance with SFAS No. 109.

Under SFAS No. 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

The exercise of stock options which have been granted under the Company's various stock option plans give rise to compensation which is includable in the taxable income of the applicable employees and deductible by the Company for federal and state tax purposes. Such compensation results from increases in the fair market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options. Accordingly, in accordance with Accounting Principles Board Opinion No. 25 (APB 25), such compensation is not recognized as an expense for financial accounting purposes and the related tax benefits are taken directly to shareholders' equity. The tax benefits arising from the exercise of stock options were approximately $170,000 in 1997 and not material in 1996 and 1995.

The components of the deferred income tax asset at June 30, 1997 and 1996 are as follows:

                                                    1997           1996
                                                  --------       --------
          Allowance for bad debts                 $127,000       $127,000
          Vacation accrual                          60,000         56,000
          State taxes                               95,000        103,000
          Inventory reserve                         30,000         30,000
          Warranty reserve                          24,000         26,000
          Legal reserve                             80,000              -
          Other                                     35,000              -
                                                  --------       --------
                                                  $451,000       $342,000
                                                  ========       ========

The primary component of the deferred income tax liability at June 30, 1997 and 1996 is accelerated tax depreciation.

  The components of the provision (benefit) for income taxes for the years ended June 30, 1997, 1996 and 1995 are as follows:

                                           1997         1996       1995
                                        ----------   ----------   --------
          Current
           - Federal                    $  973,000   $1,048,000   $621,833
           - State                         261,000      320,000    181,167
                                        ----------   ----------   --------
                                         1,234,000    1,368,000    803,000
                                        ----------   ----------   --------
          Benefit of stock options
           exercised
           - Federal                       143,000            -          -
           - State                          27,000            -          -
                                        ----------   ----------   --------
                                           170,000            -          -
                                        ----------   ----------   --------
          Deferred
           - Federal                       (71,000)     (90,000)   (49,000)
           - State                         (15,000)     (16,000)   (15,000)
                                        ----------   ----------   --------
                                           (86,000)    (106,000)   (64,000)
                                        ----------   ----------   --------
          Provision for income taxes    $1,318,000   $1,262,000   $739,000
                                        ==========   ==========   ========

  The components of the provision (benefit) for deferred income taxes for the years ended June 30, 1997, 1996 and 1995 are as follows:

                                              1997         1996       1995
                                          --------    ---------   --------
       Allowance for doubtful accounts    $      -    $ (21,000)  $(23,000)
       Depreciation                         23,000      (40,000)    (4,000)
       Accrued expenses and reserves       (37,000)           -    (27,000)
       Legal reserve                       (80,000)           -          -
       State taxes                           8,000      (52,000)   (12,000)
       Other                                     -        7,000      2,000
                                          --------    ---------   --------
                                          $(86,000)   $(106,000)  $(64,000)
                                          ========    =========   ========

  A reconciliation of income taxes at the statutory federal income tax rate and the provisions for income taxes for the years ended June 30, 1997, 1996 and 1995 is as follows:

                                   1997               1996              1995
                            ------------------  -----------------  --------------
                               Amount      %      Amount      %     Amount     %
                            ----------   -----  ----------  -----  --------  ----
 Income tax at statutory
 federal rate               $1,138,667   34.0%  $  997,531  34.0%  $593,322  34.0%
State and local income
 taxes, net of federal
 income tax effect             204,290    6.1      180,084   6.1    106,449   6.1
State manufacturing
 credits                      (105,000)  (3.0)           -     -          -     -
Amortization of goodwill        35,033    1.0       35,033   1.2     35,033   2.0
Other items, net                45,010    1.3       49,352   1.7      4,196   0.2
                            ----------   ----   ----------  ----   --------  ----
                            $1,318,000   39.4%  $1,262,000  43.0%  $739,000  42.3%
                            ==========   ====   ==========  ====   ========  ====

6.     Commitments
       -----------

       Purchase Agreement
       ------------------

       API has a purchase agreement with one of its vendors through June 1998. The minimum purchase quantities are based on historical purchase trends as defined in the agreement and the purchase price of the parts is the list price as set forth in the agreement and as adjusted in the future based on the mutual agreement of the parties.

       Lease Commitments
       -----------------

       The Company leases certain office and manufacturing facilities and equipment under noncancellable operating leases which expire at various dates through May 2002. The aggregate minimum future lease payments under these leases at June 30, 1997 are approximately as follows:

                  1998                     $  756,000
                  1999                        740,000
                  2000                        394,000
                  2001                        158,000
                  2002                        152,000
                                           ----------
                                           $2,200,000
                                           ==========

       Rental expense charged to operations was approximately $717,000, $700,000 and $641,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

7.   Employee Stock Options
     ----------------------

In 1988, the Company established an Employee Stock Option Plan under which options to purchase a total of 275,000 shares of common stock may be granted to certain employees as determined by the Company's Board of Directors. Options granted under this plan vest in equal amounts on the first and second anniversary dates of the granting of the options. At June 30, 1997, there were no options outstanding under this plan.

In 1993, the Company established the 1993 Stock Option Plan, which provides for granting options to purchase up to 250,000 shares of the Company's common stock to employees, officers, directors and consultants of the Company. Options to purchase 160,000 shares have been granted and are outstanding under this plan at June 30, 1997, of which 133,334 are exercisable, expiring at various dates through November 11, 2006. These options generally vest over a three-year period from the date of the grant.

In 1995, the Company established the 1995 Stock Option Plan, which provides for granting options to purchase up to 250,000 shares of the Company's common stock. Options to purchase 65,000 shares have been granted and are outstanding under this plan at June 30, 1997, of which none are exercisable, expiring at various dates through January 28, 2007. These options generally vest over a three-year period from the date of the grant.

All options have been granted at prices equal to the fair market value of the common stock at the grant date. A summary of option activities for all plans is as follows:

                                                   Weighted Average
                                         Number    Option Exercise
                                        of Shares       Prices
                                        ---------     ----------
          Balance, June 30, 1994        245,000          $1.67

           Granted                       50,000           3.00
           Exercised                    (21,000)          1.44
                                        -------          -----
          Balance, June 30, 1995        274,000          $1.93

           Exercised                    (45,000)          1.44
                                        -------          -----
          Balance, June 30, 1996        229,000           2.02

           Granted                       75,000           6.05
           Exercised                    (79,000)          1.44
                                        -------          -----
          Balance, June 30, 1997        225,000          $3.57
                                        =======          =====

          Exercisable, June 30, 1997    133,334          $2.25
                                        =======          =====

Information about stock options outstanding at June 30, 1997 is summarized as follows:

                     Options Outstanding             Exercisable
                   -----------------------  ------------------------------
                                  Weighted  Weighted              Weighted
                                   Average  Average                Average
                                 Remaining  Exercise              Exercise
Exercise Price      Number   Contract Life  Price       Number       Price
--------------     --------  -------------  -------    --------   --------
$2.00 - $3.00       150,000    6.8  years    $2.33      133,334     $2.25
 5.88 -  6.13        75,000    9.6  years    $6.05           -         -

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which applies the fair value-based method of accounting for options granted under stock-based compensation plans beginning fiscal 1997. In accordance with the issued standard, the Company has elected to continue to account for stock-based compensation in accordance with APB 25.

The weighted average fair value of options granted during 1997 was $2.76. The fair value of each option granted is estimated by using the Black-Scholes pricing model on the date of grant. The following assumptions were used in the calculation of present value: risk-free interest rate of 5.4 to 5.8 percent, expected lives of five to six years, expected volatility of 37 percent and no expected dividends.

Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                      1997        1996
                                   ----------  ----------
Net income            As reported  $2,031,022  $1,671,915
                      Pro forma    $1,980,022  $1,671,915

Earnings per share    As reported     $   .66     $   .55
                      Pro forma       $   .65     $   .55

8.   Employee Benefit Plans
     ----------------------

API provides a profit-sharing plan and 401(k) plan for its employees. The Board of Directors can authorize discretionary contributions with no required minimum contribution. API's contribution to the profit-sharing plan for the periods ended June 30, 1997, 1996 and 1995 was $120,000 for each period. There were no API contributions to the 401(k) plan for the periods ended June 30, 1997, 1996 and 1995.

9.   Contingencies
     -------------

    Environmental Matters
    ---------------------

    The Company formerly operated a facility on property within the boundaries of a federal Superfund site located in Southern California. The Company operated at this site prior to October 1986. The Company has learned that hazardous substances have been identified in the subsurface of the property and that the current owner has been requested by a state agency to undertake additional investigation at the property. The Company is also aware that the property has been subject to a general notice letter issued by the United States Environmental Protection Agency under the federal Superfund law. The Company may be held responsible for the contamination at the site to the extent the Company caused the contamination. The Company does not believe that it is responsible for any material contamination and has not been notified or contacted by the government or named in any proceeding relating to the property. The potential liability associated with this property cannot be reasonably determined at this time.

    Tax Examination
    ---------------

      API is in the process of an Internal Revenue Service (IRS) examination regarding the tax-exempt status of its industrial revenue bond. The IRS has informed the Company that preliminary findings indicate that the bond may not be tax exempt and thus API may be required to pay additional interest. The Company believes it has recorded adequate reserves to cover any potential liability that may result from the final resolution of this matter.

10.  Subsequent Event
     ----------------

On July 2, 1997, Summa Industries (Summa) signed a definitive agreement to purchase all outstanding stock of the Company for $7.35 per share in cash. This agreement is subject to shareholder approval and Summa's ability to obtain financing for the transaction.

11.  Unaudited Quarterly Results
     ---------------------------

Unaudited quarterly results of operations for each of the quarters in the three years ended June 30, 1997 are presented below:

                                  First      Second      Third        Fourth
                                 Quarter     Quarter     Quarter      Quarter
                                ----------  ----------  ----------  -----------
      Year ended June 30,
        1997
          Net sales             $8,446,000  $8,586,000  $9,261,000  $10,323,000
          Gross profit           2,118,000   2,125,000   2,679,000    3,101,000
          Net income               404,000     359,000     542,000      727,000
          Earnings per share           .13         .11         .17          .23

        1996
          Net sales             $8,772,000  $7,627,000  $9,090,000  $ 9,705,000
          Gross profit           1,965,000   1,797,000   2,345,000    2,835,000
          Net income               296,000     271,000     444,000      661,000
          Earnings per share           .10         .09         .14          .22

        1995
          Net sales             $6,647,000  $6,275,000  $7,705,000  $ 8,545,000
          Gross profit           1,590,000   1,579,000   1,992,000    2,272,000
          Net income               170,000     179,000     280,000      377,000
          Earnings per share           .06         .06         .09          .12

              SUMMA AND CALNETICS PROFORMA FINANCIAL INFORMATION

                               SUMMA INDUSTRIES
        UNAUDITED PROFORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited proforma condensed consolidated financial statements reflect the acquisition by SUMMA of all the issued and outstanding capital stock of Calnetics as a consequence of the merger of a wholly-owned subsidiary of SUMMA with and into Calnetics. The transaction will be accounted as a purchase by SUMMA of the net assets of Calnetics.

The unaudited proforma condensed consolidated balance sheet is based upon SUMMA's historical audited consolidated balance sheet at August 31, 1997 and Calnetic's historical audited balance sheet as of June 30, 1997, and is presented as if the transaction had been consummated on August 31, 1997.

The unaudited proforma condensed consolidated statement of income for the year ended August 31, 1997 gives effect to the merger of the subsidiary and Calnetics as if the transaction had occurred at September 1, 1996, the beginning of SUMMA's fiscal year ended August 31, 1997. The unaudited proforma condensed consolidated income statement combines the audited historical consolidated results of operations of SUMMA for the year ended August 31, 1997 and the audited historical results of the operations of Calnetics for the year ended June 30, 1997.

The proforma adjustments are based upon available information and upon certain assumptions which the management of SUMMA believes are reasonable. However, the unaudited proforma condensed consolidated financial statements do not purport to be indicative of the results which would have been achieved if the transaction had been completed on the respective dates above or the results which may be achieved in the future.

                               SUMMA INDUSTRIES
           Proforma Condensed Consolidated Balance Sheet (Unaudited)
                                August 31, 1997

                                                                                                        Proforma
                                                                                                        --------
                                                          SUMMA       Calnetics    Adjustments          Combined
                                                          -----       ---------    -----------          --------
ASSETS

Current assets:
   Cash                                                $ 2,883,000   $ 2,422,000   $(4,387,000)   (1)  $   918,000
   Accounts receivable                                   7,023,000     5,220,000           ---          12,243,000
   Inventories                                           3,903,000     5,392,000       386,000    (2)    9,681,000
   Prepaid expenses and other                            1,647,000       556,000      (123,000)   (3)    2,080,000
                                                      ------------   -----------   -----------         -----------
       Total current assets                             15,456,000    13,590,000    (4,124,000)         24,922,000
                                                      ------------   -----------   -----------         -----------

Property, plant and equipment                           20,248,000     8,315,000    (3,732,000)   (4)   24,831,000
   Less accumulated depreciation                        (3,888,000)   (4,144,000)    4,144,000    (5)   (3,888,000)
                                                      ------------   -----------   -----------         -----------

       Net property, plant and
           equipment                                    16,360,000     4,171,000       412,000          20,943,000
Other assets                                             2,331,000       172,000           ---           2,503,000
Goodwill and other intangibles                           1,868,000     1,329,000    12,922,000    (6)   16,119,000
                                                      ------------   -----------   -----------         -----------
        Total assets                                   $36,015,000   $19,262,000   $ 9,210,000         $64,487,000
                                                      ============   ===========   ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                    $ 2,006,000   $ 2,413,000   $       ---         $ 4,419,000
   Accrued liabilities                                   2,673,000     1,685,000       130,000    (7)  $ 4,488,000
   Current maturities of long-term
       debt                                              2,673,000       151,000      (673,000)   (1)    2,151,000
                                                      ------------    ----------   -----------         -----------

Total current liabilities                                7,352,000     4,249,000      (543,000)         11,058,000
Long-term debt, net of current
   maturities                                            5,571,000     3,746,000    18,621,000    (1)   27,938,000

Deferred credits and other long                                                      1,350,000    (8)
    term liabilities                                     2,127,000        80,000      (376,000)   (3)    3,181,000
                                                      ------------    ----------   -----------         -----------
       Total liabilities                                15,050,000     8,075,000    19,052,000          42,177,000
                                                      ------------    ----------   -----------         -----------
Shareholders' equity
                                                                                     1,345,000   (10)
   Common stock                                         16,226,000     2,746,000    (2,746,000)   (9)   17,571,000
   Retained earnings                                     4,739,000     8,441,000    (8,441,000)   (9)    4,739,000
                                                      ------------   -----------   -----------         -----------
      Total shareholders' equity                        20,965,000    11,187,000    (9,842,000)         22,310,000
                                                      ------------   -----------   -----------         -----------
       Total liabilities and
           shareholders' equity                        $36,015,000   $19,262,000   $ 9,210,000         $64,487,000
                                                      ============   ===========   ===========         ===========

                               SUMMA INDUSTRIES
        Proforma Condensed Consolidated Statement of Income (Unaudited)
                      For the Year Ended August 31, 1997

                                                                                                       ProForma
                                                                                                       --------
                                                 SUMMA        Calnetics     Adjustments                Combined
                                                 -----        ---------     -----------                --------
Net sales                                  $43,237,000      $36,616,000    $        ---             $79,853,000

Cost and expenses:
   Cost of sales                            29,315,000        26,593,000        450,000    (11)      56,358,000
   Selling and administrative and other                                         403,000    (12)
       operating expense                     9,627,000         6,400,000       (200,000)   (13)      16,230,000
   Interest and other expense                  529,000           274,000      1,678,000    (14)       2,481,000
                                         --------------    --------------  -------------           -------------
       Total cost and expenses              39,471,000        33,267,000      2,331,000              75,069,000
                                         --------------    --------------  -------------           -------------
Income from continuing operations
   before provision for taxes                3,766,000         3,349,000     (2,331,000)              4,784,000

Provision for income taxes                   1,514,000         1,318,000       (771,000)   (15)       2,061,000
                                         --------------    --------------  -------------           -------------
Income from continuing operations          $ 2,252,000      $  2,031,000   $ (1,560,000)            $ 2,723,000
                                         ==============    ==============  =============           =============
Income per common and equivalent
   share from continuing operations        $       .64      $        .66                            $       .75
                                         ==============    ==============  =============           =============
 Weighted average shares outstanding         3,521,000         3,095,000     (3,095,000)   (9)        3,619,000
                                                                                 98,000    (10)
                                         ==============    ==============  =============           =============

The proforma condensed consolidated financial statements give effect to certain proforma adjustments, as follows:

(1) To reflect new debt, partial payoff of existing debt and cash used in acquisition.
(2) Adjustment of work in process and finished goods inventory to eliminate manufacturing profit.
(3)  To record deferred taxes.
(4) Adjustment of property, plant and equipment to estimated fair value including deferred tax effect.
(5)  Reset of accumulated depreciation of acquired assets to zero.
(6) Record goodwill for the excess of purchase price over the fair value of net assets acquired.
(7)  Accrual of transaction fees and other costs.
(8)  Accrual of contingent liability.
(9)  Adjustment to reflect the acquisition of Calnetics.
(10) To reflect stock options granted in connection with the acquisition.
(11) Charge cost of sales with write-up of inventory to fair value and amortization of the write-up of property, plant and equipment.
(12) To reflect amortization of goodwill created in purchase accounting.
(13) To reflect reduction in administrative expenses.
(14) To reflect interest expense on net debt incurred.
(15) To reflect tax effect of (11) - (14).

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Summa Industries:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Summa Industries and subsidiaries' annual report to shareholders included in this Form 10-K, and have issued our report dated October 6, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                           /s/ ARTHUR ANDERSEN LLP
                                           ARTHUR ANDERSEN LLP


Los Angeles, California
October 6, 1997

                               SUMMA INDUSTRIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                For the years ended August 31, 1997, 1996, 1995

                                            Balance at         Amounts
                                          beginning of         charged                 Amounts   Balance at
                                                period   (credited) to    Acquired     written       end of
                                                               expense    Reserves         off       period
_____________________________________________________________________________________________________________
1997  Allowance for doubtful accounts          $51,000        $ 48,000    $157,000    $(32,000)    $224,000
1996  Allowance for doubtful accounts           59,000          48,000         ---     (56,000)      51,000
1995  Allowance for doubtful accounts           75,000         (15,000)        ---      (1,000)      59,000

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Summa has duly caused this Annual Report on Form 10-K for the fiscal year ended August 31, 1997 to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 1997.

                                 SUMMA INDUSTRIES

                                 By:    /s/ James R. Swartwout
                                       ---------------------------------
                                       James R. Swartwout
                                       President

       Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K for the fiscal year ended August 31, 1997 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                                  Title                                       Date
     ---------                                  -----                                       ----
  /s/ James R. Swartwout               Chairman of the Board, President                    November 6, 1997
  ---------------------------          and Chief Financial Officer
  JAMES R.Swartwout                    (Principal Executive and Financial Officer)


  /s/ Coalson C. Morris                Director                                            November 6, 1997
  ---------------------------
  Coalson C. Morris


  ___________________________          Director                                            November __, 1997
  Michael L. Horst


  /s/ William R. Zimmerman             Director                                            November 6, 1997
  ---------------------------
  William R. Zimmerman


  /s/ David McCoaughy                  Director                                            November 6, 1997
  ---------------------------
  David McConaughy



  ___________________________          Director                                            November __, 1997
  Byron C. Roth


  /S/ Josh T. Barnes                   Director                                            November 6, 1997
  ---------------------------
  Josh T. Barnes


  /s/ Paul A. Walbrun                  Vice President and Controller                       November 6, 1997
  ---------------------------
  Paul A. Walbrun                      (Principal Accounting Officer)

                                 EXHIBIT INDEX


       Exhibit
       Number
       ------

       10.1 Loan Agreement between Summa and Comerica Bank-California dated October 21, 1997

       21         Subsidiaries of the Registrant

       23         Consent of Arthur Andersen LLP

       27         Financial Data Schedule


       In addition, each of the exhibits previously filed with the Commission in connection with (i) the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995 (File No. 1-7755), (ii) the Company's Registration Statement on Form S-4 (File No. 333-11571), and (iii) the Calnetics' Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (File No. 0-08767), as well as Appendix I to the Calnetics' definitive Proxy Statement (File No. 0-08767) for the Special Meeting of Shareholders held October 28, 1997 are by this reference incorporated herein.