Form 10-Q
period 1997-11-30
SUMMA INDUSTRIES
filed 1998-01-06
CIK 62262

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended November 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X         No
                                        ---           ---


The number of shares of common stock outstanding as of December 15, 1997 was 4,119,384.

                                Summa Industries



                                     INDEX


PART I - FINANCIAL INFORMATION                                              Page

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets -
        August 31, 1997 and November 30, 1997 (unaudited)...................  3


        Condensed Consolidated Statements of Income (unaudited) -
        three months ended November 30, 1996 and 1997.......................  4


        Condensed Consolidated Statements of Cash Flows (unaudited) -
        three months ended November 30, 1996 and 1997.......................  5


        Notes to Condensed Consolidated Financial Statements (unaudited)....  6


Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations....................  7


PART II - OTHER INFORMATION.................................................  8


Item 1. Legal Proceedings...................................................  8
Item 5. Other Information...................................................  9
Item 6. Exhibits and Reports on Form 8-K.................................... 10


Signature Page............................................................. 10

                               Summa Industries
                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                           August 31, 1997   November 30, 1997
                                                                    (unaudited)
                                           ---------------   -----------------
ASSETS
Current assets:

      Cash                                     $ 2,883,000         $   197,000

      Accounts receivable                        7,023,000          12,986,000

      Inventories                                3,903,000           9,487,000

      Prepaid expenses and other                 1,647,000           2,283,000
                                               -----------         -----------
         Total current assets                   15,456,000          24,953,000


Property, plant and equipment                   20,248,000          25,074,000

      Less accumulated depreciation              3,888,000           4,560,000
                                               -----------         -----------
         Net property, plant and equipment      16,360,000          20,514,000

Other assets                                     2,331,000           2,155,000

Goodwill and other intangibles, net              1,868,000          15,536,000
                                               -----------         -----------
                                               $36,015,000         $63,158,000
                                               ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

      Accounts payable                         $ 2,006,000         $ 5,004,000

      Accrued liabilities                        2,673,000           5,381,000

      Current maturities of long-term debt       2,673,000           2,101,000
                                               -----------         -----------
         Total current liabilities               7,352,000          12,486,000

Long-term debt, net of current maturities        5,571,000          23,913,000

Other long term liabilities                      2,127,000           3,295,000
                                               -----------         -----------
         Total liabilities                      15,050,000          39,694,000

Shareholders' equity:

      Common stock, par value $.001;
        10,000,000 shares authorized,
        4,099,044 and 4,119,384 shares issued
        and outstanding at August 31, 1997
        and November 30, 1997, respectively.    16,226,000          17,705,000

      Retained earnings                          4,739,000           5,759,000
                                               -----------         -----------
         Total shareholders' equity             20,965,000          23,464,000
                                               -----------         -----------
                                               $36,015,000         $63,158,000
                                               ===========         ===========


                            See accompanying notes.

                               Summa Industries
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                    Three months ended
                                            ------------------------------------
                                            November 30, 1996  November 30, 1997
                                            -----------------  -----------------

Net sales                                          $3,139,000        $17,435,000

Cost of sales                                       1,656,000         11,902,000
                                            -----------------  -----------------
Gross profit                                        1,483,000          5,533,000

Selling, general and administrative
 and other expenses                                 1,151,000          3,590,000
                                            -----------------  -----------------
Operating income                                      332,000          1,943,000

Interest expense (income), net                        (28,000)           201,000
                                            -----------------  -----------------
Income before provision for taxes                     360,000          1,742,000

Provision for income taxes                            147,000            722,000

Net income                                         $  213,000        $ 1,020,000


Net income per common and equivalent share         $      .13        $       .23
                                            =================  =================
Weighted average shares outstanding                 1,666,000          4,369,000
                                            =================  =================


                            See accompanying notes.

                               Summa Industries
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                          Three months ended
                                                                  ------------------------------------
                                                                  November 30, 1996  November 30, 1997
                                                                  -----------------  -----------------
Operating activities:
Net income                                                              $   213,000      $  1,020,000
                                                                  -----------------  ----------------
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:

  Depreciation and amortization                                             164,000           766,000
  Loss on disposition of property, plant and equipment                          ---           120,000
  Net change in assets and liabilities
    Accounts receivable                                                     (43,000)         (982,000)
    Inventories                                                              11,000           151,000
    Prepaid expenses and other                                               28,000          (167,000)
    Accounts payable                                                       (298,000)          466,000
    Accrued liabilities                                                    (303,000)          367,000
                                                                  -----------------  ----------------
Total adjustments                                                          (441,000)          721,000
                                                                  -----------------  ----------------
       Net cash provided by (used in) operating activities                 (228,000)        1,741,000
                                                                  -----------------  ----------------
Investing activities:
    Purchase of business (Note 3)                                          (227,000)      (21,626,000)
    Property, plant & equipment                                                 ---          (547,000)
    Net decrease in unexpended revenue bond proceeds                            ---           371,000
                                                                  -----------------  ----------------
       Net cash used in investing activities                               (227,000)      (21,802,000)
                                                                  -----------------  ----------------
Financing activities:
    Net proceeds from line of credit                                         32,000               ---
    Proceeds from issuance of long-term debt                                    ---        24,637,000
    Payments of long-term debt                                                  ---        (8,696,000)
    Proceeds from exercise of stock options                                     ---           134,000
    Cash acquired in acquisition of businesses, net of cash paid            369,000         1,300,000
                                                                  -----------------  ----------------
       Net cash provided by financing activities                            401,000        17,375,000
                                                                  -----------------  ----------------
Net decrease in cash                                                        (54,000)       (2,686,000)
Cash at beginning of period                                                 567,000         2,883,000
                                                                  -----------------  ----------------
Cash at end of period                                                   $   513,000      $    197,000
                                                                  =================  ================
Supplemental cash flow information:
  Cash paid during the period for:
       Interest                                                         $     7,000      $    149,000
                                                                  =================  ================
       Income tax                                                       $   263,000      $    375,000
                                                                  =================  ================
Non-cash investing and financing activities
       Common stock issued and value assigned to stock options
         for acquisitions (Note 3)                                      $ 9,941,000      $  1,345,000
                                                                  =================  ================
Details of acquisition (Note 3):
       Fair value of assets acquired                                    $23,910,000      $ 31,192,000
       Liabilities assumed or incurred                                   13,825,000         8,221,000
       Common stock issued and value assigned to stock options            9,941,000         1,345,000
                                                                  -----------------   ---------------
       Cash paid                                                            144,000        21,626,000
       Less cash acquired                                                  (513,000)       (1,300,000)
                                                                  -----------------   ---------------
       Net cash (acquired) used in acquisition                          $  (369,000)     $ 20,326,000
                                                                  -----------------   ---------------

                            See accompanying notes.

                                Summa Industries


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of presentation

     The accompanying condensed consolidated financial statements of Summa Industries (the "Company"), some of which are unaudited, have been condensed in certain respects and should, therefor, be read in conjunction with the audited financial statements and notes related thereto contained in the Company's Annual Report on Form 10-K for the year ended August 31, 1997. In the opinion of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation for the interim period. (See Note 3 below.) The results of operations for the three months ended November 30, 1997 are not necessarily indicative of the results to be expected for the full year ending August 31, 1998.

2.   Inventories

     Inventories at August 31, 1997 and November 30, 1997 were as follows:

                                August 31, 1997   November 30, 1997
                                                        (unaudited)
                                ---------------   -----------------
        Finished goods               $1,557,000          $4,213,000

        Work in process                 108,000             172,000

        Material and parts            2,238,000           5,102,000
                                ---------------   -----------------
                                     $3,903,000          $9,487,000
                                ===============   =================

3.   Acquisitions

     On October 28, 1997, the Company completed the acquisition of Calnetics Corporation ("Calnetics"). The total acquisition cost was $31,192,000, consisting of cash due to former Calnetics shareholders of $22,335,000, acquisition costs estimated to be $80,000, liabilities assumed or incurred of $7,432,000 and an assigned value of $1,345,000 for options issued in conjunction with the transaction, primarily replacement options issued to Calnetics employees who continued with the Company. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired amounted to $13,721,000 and has been recorded as goodwill which will be amortized on a straight-line basis over 30 years.

     As a consequence of the acquisition, the consolidated balance sheet of the Company at November 30, 1997 includes the balance sheet of Calnetics along with the preliminary purchase accounting adjustments. The results of one month of operations of Calnetics have been included in the consolidated results of operations and the consolidated statement of cash flows of the Company for the quarter ended November 30, 1997.

     Neither the results of operations of LexaLite International Corporation, acquired on November 22, 1996, nor those of Calnetics are included in the consolidated results of operations of the Company for the quarter ended November 30, 1996. The following proforma information presents results of operations of the Company with LexaLite and Calnetics as though the acquisition of LexaLite had been made as of September 1, 1996 and as though the acquisition of Calnetics had been made as of September 1, 1996 and 1997, respectively. Proforma adjustments have been made to give effect to the amortization of goodwill and other intangibles, adjustments in depreciation and inventory value, a reduction in redundant operating expense, interest expense related to acquisition debt, the related tax effects and the effect upon earnings per share of the additional shares of stock given in exchange for LexaLite stock and of stock options issued in conjunction with the acquisitions.

                                                      Three months ended
                                            ------------------------------------
                                            November 30, 1996  November 30, 1997
                                            -----------------  -----------------
Net sales                                         $20,192,000        $23,153,000
Net income                                            553,000          1,128,000
                                            =================  =================
Net income per common and equivalent share        $       .13        $       .25


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding Summa's expectations, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in this "Management's Discussion and Analysis" section and elsewhere herein and in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997. The forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

Liquidity and Capital Resources
-------------------------------

The Company's working capital at November 30, 1997 was $12,467,000 compared to $8,104,000 at August 31, 1997. The primary reason for the increase was the inclusion of the balance sheet of newly acquired Calnetics.

In connection with the acquisition of Calnetics, the Company entered into new credit facilities consisting of $13,500,000 in term debt, a three year revolving line of credit of up to $15,000,000 depending upon the amount of eligible accounts receivable and inventory and a $5,000,000 acquisition facility.

At November 30, 1997, the balance on the term loan was $13,500,000 and the balance on the line of credit was $6,830,000 with about $7,498,000 additional availability on the line of credit. None of the $5,000,000 acquisition facility was in use. At November 30, 1997, the Company had used $21,626,000 for the purchase of Calnetics shares and has an obligation to acquire the remaining outstanding Calnetics shares for an aggregate of $709,000. Interest is due monthly on both facilities at a base rate plus an applicable margin. At November 30, 1997, based upon the base rate optionally selected, Summa's debt incurred in connection with the acquisition of Calnetics bears interest at less than the prime rate. Additionally, the Company has an aggregate of $5,684,000 in long term bonds, mortgages and sub-ordinated debt, with an average interest rate less than the prime rate.

Substantially all of Summa's assets are pledged to secure the debt described above. The term debt and revolving line of credit are subject to various bank covenants.

The Company believes that cash flows from operations and available lines of credit will be sufficient to fund working capital and planned capital expenditures for the next twelve months.

The Company has a strategy of growth by acquisition. Although there are no plans to make a specific acquisition for cash, in the event such a plan were adopted, which required funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed. The Company has 10,000,000 shares of common stock authorized, of which 4,119,384 shares were outstanding at November 30, 1997 and 5,000,000 shares of "blank check" preferred stock authorized of which none is outstanding. The Company could issue additional shares of common or preferred stock to raise funds.

Results of Operations
---------------------

The following table sets forth certain statement of income information for Summa's continuing operations as a percent of sales for the fiscal quarters ended November 30.

                                  1996      1997
                                 ------    ------

  Sales                          100.0%    100.0%

  Gross profit                    47.2%     31.7%

  S,G & A and other expense       36.7%     20.6%

  Operating income                10.6%     11.1%

  Interest expense (income)       (0.9%)     1.1%

  Income before taxes             11.5%     10.0%

  Net income                       6.8%      5.9%
                                 ======    ======
  Effective tax rate              40.8%     41.4%

Sales for the first quarter ended November 30, 1997 increased $14,296,000 or 455% compared to the same period in the prior year, due primarily to the inclusion of the sales of LexaLite for the full quarter and the inclusion of the sales of subsidiaries of Calnetics for one month of the quarter, neither of which were included in the prior year first quarter. Additionally, sales of the material handling components business continued to grow.

Consolidated gross profit increased $4,050,000 or 273% primarily due to the inclusion of the recently acquired businesses. As a percentage of sales, gross profit decreased from 47.2% for the quarter ended November 30, 1996 to 31.7% for the quarter ended November 30, 1997, primarily due to the inclusion of the sales of the recently acquired businesses at typically lower gross margins than those of Summa's previous business. Additionally, the quarter ended November 30, 1997 included a one-time $330,000 charge representing 1.9% of sales for the fair value adjustment for inventory made in the purchase accounting for Calnetics.

Operating expenses increased $2,439,000, or 212% from the comparable prior year period, but as a percentage of sales, decreased from 36.7% to 20.6% primarily because of the inclusion of the recently acquired businesses which operate with lower operating expenses as a percentage of sales. Net interest expense incurred in the current period related to interest expense on debt acquired with the acquisition of LexaLite and interest on debt incurred in connection with the acquisition of Calnetics. The change in the effective tax rate from 40.8% in the prior year period to 41.4% in the current period is primarily associated with the non-deductible amortization of goodwill related to the recent acquisitions offset somewhat by a lower effective combined state income tax rate.

The Company's backlog, believed to be firm, increased from $6,323,000 at August 31, 1997 to $8,707,000 at November 30, 1997, primarily as a result of the backlog of newly acquired Calnetics. The Company's order backlog is not a significant indicator of future sales volumes.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

The Company encounters lawsuits from time to time in the ordinary course of business, and at November 30, 1997, the Company or its affiliates were parties to two civil lawsuits as described below. Although the Company has obtained liability insurance coverage for each of the past five years, such insurance may not be available in the future at economically feasible premium rates. Additionally, some lawsuits filed against the Company in the past have contained claims not covered by insurance, or have sought damages in excess of policy limits, and such claims could be filed in the future. Any losses that the Company may suffer from current or future lawsuits, and the effect such litigation may have upon the reputation and marketability of the Company's products, could have a material adverse impact on the financial condition and prospects of the Company.

Laitram, et al. v. KVP Systems, Inc., et al. was filed in the U.S. District
--------------------------------------------
Court in Eastern Louisiana in September 1993. The plaintiffs claim KVP has infringed upon two patents. The venue was changed to the Federal District Court in Sacramento, California. KVP contended the claims were invalid and filed certain counterclaims. On April 24, 1997, the District Court ruled that KVP's products do not infringe plaintiff's patents and also dismissed the counterclaims. Both parties have appealed the ruling. Although the Company believes it has a reasonable expectation of prevailing on appeal, in the absence of applicable insurance, the consequences of an adverse determination would be borne by the Company.

In Wright v. Stang, et al., a piece of pipe, to which a water cannon
   ------------------------
manufactured by Stang was attached, broke, knocking a fireman down. Since Stang did not make or supply the pipe which failed, the case was dismissed. Subsequently, the dismissal was reversed on appeal. The Company has $2,000,000 in product liability insurance applicable in this case.

Item 2.  Changes in Securities
------------------------------

None.

Item 3.  Default upon Senior Securities
---------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

On October 28, 1997, the Company acquired all of the outstanding capital stock of Calnetics through a merger of a newly formed and wholly-owned subsidiary of the Company with and into Calnetics. (See Note 3 to Notes to Condensed Consolidated Financial Statements above for additional information.) In this acquisition, the Company also acquired the following operating subsidiaries of
Calnetics: Manchester Plastics Co., Inc., a California corporation which manufactures proprietary and other products of acrylic, polycarbonate and polystyrene sheet, principally for the building materials and industrial industries; Ny-Glass Plastics, Inc., a California corporation which manufactures plastic parts, principally by injection molding and structural foam molding, and performs certain value-added services for customers in a variety of industries; and Agricultural Products, Inc., a California corporation which manufactures plastic fittings, filters, tubing and accessories, principally for use in agricultural irrigation.

Prior to October 1986, a previously owned business unit of one of the Company's subsidiaries operated a facility on property within an area subsequently designated as a federal Superfund site. The Company learned that hazardous substances have been identified in the subsurface of the property and that the current owner has been requested by a state agency to undertake additional investigation at the property. The Company is also aware that the property has been subject to a general notice letter issued by the United States Environmental Protection Agency under the federal Superfund law. The Company, as the successor to one of several prior operators of the property, may be held responsible for the contamination at the site regardless of whether its subsidiary caused the contamination. The Company does not believe it is responsible for any contamination at the property, and has not been notified or contacted by any governmental authority in that regard, nor named in any proceeding relating to the property. However, if the Company were held liable under federal Superfund law, or other environmental law, or had to defend itself against such a claim, the consequences could be material to future results of operations of the Company, but would not be expected to have a material effect on its financial condition.

The Company is in the process of an Internal Revenue Service ("IRS") examination regarding the tax exempt status of one of its industrial revenue bonds. The IRS has informed the Company that preliminary findings indicate that the bond may not be tax exempt and thus the Company may be required to pay additional interest and/or taxes. If it is determined that the bond is not tax exempt, the consequences could be material to future results of operations of the Company, but would not be expected to have a material effect on its financial condition.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

          (a)  Exhibits.
               ---------

               27.1    Financial Data Schedule

               In addition, each of the exhibits previously filed with the Commission in connection with (i) the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997 (File No. 1-7755), (ii) the Company's Registration Statement on Form S-4 (File No. 333-11571), and (iii) the Calnetics' Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (File No. 0-08767), as well as Appendix I to the Calnetics' definitive Proxy Statement on Schedule 14A (File No. 0-08767) for the Special Meeting of Shareholders held October 28, 1997, are incorporated herein.

          (b)  Current Reports on Form 8-K.
               ----------------------------

               None.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December 31, 1997.

                          Summa Industries

                          /s/ James R. Swartwout
                          ----------------------
                          James R. Swartwout, President and Chief Financial Officer

                          /s/ Trygve M. Thoresen
                          ----------------------
                          Trygve M. Thoresen, Vice President and Secretary