Form 10-Q
period 1998-02-28
SUMMA INDUSTRIES
filed 1998-03-23
CIK 62262

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended February 28, 1998



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

The number of shares of common stock outstanding as of March 20, 1998 was 4,238,754.

                                Summa Industries



                                     INDEX

     PART I - FINANCIAL INFORMATION                                                              Page
     Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheets -
          August 31, 1997 and February 28, 1998 (unaudited)......................................  3

          Condensed Consolidated Statements of Income (unaudited) -
          three months and six months ended February 28, 1997 and 1998...........................  4

          Condensed Consolidated Statements of Cash Flows (unaudited) -
          six months ended February 28, 1997 and 1998............................................  5

          Notes to Condensed Consolidated Financial Statements (unaudited).......................  6

     Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of Operations....................................  7

     PART II - OTHER INFORMATION................................................................   9

     Item 1.  Legal Proceedings..................................................................  9
     Item 4.  Submission of Matters to a Vote of Security Holders................................  9
     Item 5.  Other Information.................................................................. 10
     Item 6.  Exhibits and Reports on Form 8-K................................................... 10

     Signature Page.............................................................................. 11

                               SUMMA INDUSTRIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                     August 31, 1997     February 28, 1998
                                                                                (unaudited)
                                                     ---------------     -----------------
ASSETS
Current assets:
   Cash                                               $ 2,883,000           $   323,000
   Accounts receivable                                  7,023,000            12,872,000
   Inventories                                          3,903,000             9,874,000
   Prepaid expenses and other                           1,647,000             2,073,000
                                                     ---------------     -----------------
        Total current assets                           15,456,000            25,142,000

Property, plant and equipment                          20,248,000            25,992,000
   Less accumulated depreciation                        3,888,000             5,358,000
                                                     ---------------     -----------------
        Net property, plant and equipment              16,360,000            20,634,000
Other assets                                            2,331,000             2,072,000
Goodwill and other intangibles, net                     1,868,000            15,393,000
                                                     ---------------     -----------------
                                                      $36,015,000           $63,241,000
                                                     ===============     =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $ 2,006,000           $ 5,207,000
   Accrued liabilities                                  2,673,000             4,212,000
   Current maturities of long-term debt                 2,673,000             1,962,000
                                                     ---------------     -----------------
        Total current liabilities                       7,352,000            11,381,000
Long-term debt, net of current maturities               5,571,000            23,402,000
Other long-term liabilities                             2,127,000             3,365,000
                                                     ---------------     -----------------
        Total liabilities                              15,050,000            38,148,000
Shareholders' equity:
   Common stock, par value $.001; 10,000,000 shares
        authorized; issued and outstanding:
          4,099,004 at August 31, 1997
          4,237,504 at February 28, 1998               16,226,000            18,375,000
   Retained earnings                                    4,739,000             6,718,000
                                                     ---------------     -----------------
        Total shareholders' equity                     20,965,000            25,093,000
                                                     ---------------     -----------------
                                                      $36,015,000           $63,241,000
                                                     ===============     =================


                            See accompanying notes.

                               SUMMA INDUSTRIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)


                                                        Three months ended                      Six months ended
                                               -------------------------------------   -------------------------------------
                                               February 28, 1997   February 28, 1998   February 28, 1997   February 28, 1998
                                               -----------------   -----------------   -----------------   -----------------
Net sales                                      $13,512,000         $21,183,000         $16,651,000         $38,618,000
Cost of sales                                    9,510,000          14,874,000          11,166,000          26,776,000
                                               -----------------   -----------------   -----------------   -----------------
Gross profit                                     4,002,000           6,309,000           5,485,000          11,842,000
Selling, general and administrative
     and other expenses                          2,840,000           4,246,000           3,991,000           7,836,000
                                               -----------------   -----------------   -----------------   -----------------
Operating income                                 1,162,000           2,063,000           1,494,000           4,006,000
Interest expense, net                              109,000             452,000              81,000             653,000
                                               -----------------   -----------------   -----------------   -----------------
Income before provision for taxes                1,053,000           1,611,000           1,413,000           3,353,000
Provision for income taxes                         424,000             652,000             571,000           1,374,000
                                               -----------------   -----------------   -----------------   -----------------
Net income                                     $   629,000         $   959,000         $   842,000         $ 1,979,000
                                               =================   =================   =================   =================

Net income per common share
     basic                                            $.16                $.23                $.30                $.48
     diluted                                          $.15                $.21                $.29                $.44
Weighted average common shares outstanding
     basic                                       4,052,000           4,192,000           2,829,000           4,149,000
     diluted                                     4,088,000           4,601,000           2,877,000           4,485,000










                            See accompanying notes.

                               SUMMA INDUSTRIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                   Six months ended
                                                                       ------------------------------------------
                                                                       February 28, 1997        February 28, 1998
                                                                       -----------------        -----------------
Operating activities:

Net income                                                             $    842,000              $  1,979,000
                                                                       -----------------         ----------------
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                                            835,000                 1,739,000
   Loss (gain) on disposition of property, plant and equipment               (4,000)                  122,000
   Net change in assets and liabilities
      Accounts receivable                                                  (331,000)                 (868,000)
      Inventories                                                             8,000                  (236,000)
      Prepaid expenses and other                                            (62,000)                   88,000
      Accounts payable                                                     (686,000)                  669,000
      Accrued liabilities                                                  (448,000)                 (732,000)
                                                                       -----------------         ----------------

Total adjustments                                                          (688,000)                  782,000
                                                                       -----------------         ----------------

         Net cash provided by operating activities                          154,000                 2,761,000
                                                                       -----------------         ----------------
Investing activities:
   Purchase of business (Note 3)                                              -                   (21,626,000)
   Property, plant & equipment                                             (825,000)               (1,462,000)
   Proceeds from sale of equipment                                            5,000                     1,000
   Net decrease in unexpended revenue bond proceeds                         212,000                   371,000
   Proceeds from cash surrender value of life insurance                      97,000                       -
                                                                       -----------------         ----------------
         Net cash used in investing activities                             (511,000)              (22,716,000)
                                                                       -----------------         ----------------
Financing activities:
   Net proceeds from line of credit                                          55,000                 5,985,000
   Proceeds from issuance of long-term debt                                     -                  13,500,000
   Payments of long-term debt                                              (284,000)               (4,194,000)
   Proceeds from exercise of stock options                                   27,000                   804,000
   Cash acquired from acquisition of businesses, net of cash paid           318,000                 1,300,000
                                                                       -----------------         ----------------

         Net cash provided by financing activities                          116,000                17,395,000
                                                                       -----------------         ----------------
Net decrease in cash                                                       (241,000)               (2,560,000)
Cash at beginning of period                                                 567,000                 2,883,000
                                                                       -----------------         ----------------
Cash at end of period                                                  $    326,000              $    323,000
                                                                       =================         ================
Supplemental cash flow information:
   Cash paid during the period for:

         Interest                                                      $     34,000              $    752,000
                                                                       =================         =================
         Income tax                                                    $    665,000              $  1,745,000
                                                                       =================         =================
Non-cash investing and financing activities
   Common stock issued and value assigned to stock options
      for acquisitions (Note 3)                                        $  9,899,000              $  1,345,000
                                                                       =================         =================
Details of acquisitions (Note 3):
   Fair value of assets acquired                                       $ 23,775,000              $ 31,192,000
   Liabilities assumed or incurred                                      (13,681,000)               (8,221,000)
   Common stock issued and value assigned to stock options               (9,899,000)               (1,345,000)
                                                                       -----------------         ------------------
   Cash paid                                                                195,000                21,626,000
   Less cash acquired                                                      (513,000)               (1,300,000)
   Net cash (acquired) used in acquisitions                            $   (318,000)             $ 20,326,000
                                                                       -----------------         ------------------

                          See accompanying notes.

                                Summa Industries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of presentation

     The accompanying condensed consolidated financial statements of Summa Industries (the "Company"), some of which are unaudited, have been condensed in certain respects and should, therefor, be read in conjunction with the audited financial statements and notes related thereto contained in the Company's Annual Report on Form 10-K for the year ended August 31, 1997. In the opinion of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary for a fair presentation for the interim period. (See Note 3 below.) The results of operations for the three months and six months ended February 28, 1998 are not necessarily indicative of the results to be expected for the full year ending August 31, 1998.

2.   Inventories

     Inventories at August 31, 1997 and February 28, 1998 were as follows:


                                                     August 31, 1997           February 28, 1998
                                                                                  (unaudited)
                                                     ---------------           -----------------
                     Finished goods                      $1,557,000                 $4,968,000
                     Work in process                        108,000                    209,000
                     Material and parts                   2,238,000                  4,697,000
                                                         ----------                 ----------
                                                         $3,903,000                 $9,874,000
                                                         ==========                 ==========


3.   Acquisitions

     On October 28, 1997, the Company completed the acquisition of Calnetics Corporation ("Calnetics"). The total acquisition cost was $31,192,000, consisting of cash due to former Calnetics shareholders of $22,335,000, acquisition costs estimated to be $80,000, liabilities assumed or incurred of $7,432,000 and an estimated fair value of $1,345,000 for options issued in conjunction with the transaction, primarily replacement options issued to Calnetics employees who continued with the Company. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired amounted to $13,721,000 and has been recorded as goodwill which is being amortized on a straight-line basis over 30 years.

     As a consequence of the acquisition, the consolidated balance sheet of the Company at February 28, 1998 includes the balance sheet of Calnetics along with preliminary purchase accounting adjustments. The results of operations of Calnetics have been included in the consolidated results of operations and the consolidated statements of cash flows of the Company since October 28, 1997, the date of the acquisition. The results of operations of LexaLite International Corporation ("LexaLite") have been included in the consolidated results of operations and the consolidated statements of cash flow since November 22, 1996, the date of the acquisition of LexaLite.

     The following proforma financial information presents the results of operations of the Company with LexaLite and Calnetics as though both acquisitions had been made as of September 1, 1996. Proforma adjustments have been made to give the effect to the amortization of goodwill and other intangibles, adjustments in depreciation and inventory value, a reduction in redundant operating expense, interest expense related to acquisition debt, the related tax effects and the effect upon basic and diluted earnings per share of the additional shares of stock given in exchange for LexaLite stock and of stock options issued in conjunction with the acquisitions.

                                            Three months ended                                Six months ended
                                   ---------------------------------------     --------------------------------------------
                                   February 28, 1997     February 28, 1998     February 28, 1997          February 28, 1998
                                   -----------------     -----------------     -----------------          -----------------
Net sales                              $22,098,000           $21,183,000           $42,290,000               $44,336,000
Net income                                 773,000               959,000             1,171,000                 2,087,000
                                   =================     =================     =================          =================
Net income per common share
        basic                                 $.19                  $.23                  $.34                      $.50
        diluted                               $.18                  $.21                  $.32                      $.45

Such proforma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of the periods presented or the results which may be achieved in the future.

4.   Recent Accounting Pronouncement

     The Company has adopted SFAS No. 128, "Earnings Per Share", issued by the Financial Accounting Standards Board ("FASB"), and accordingly has restated prior earnings per share.


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

Results of Operations
---------------------

The following table sets forth certain income information for the Company's continuing operations as a percent of sales for the quarter and six months ended February 28, 1997 and February 28, 1998.



                                              Three months ended                             Six months ended
                                      ---------------------------------------       ---------------------------------------
                                      February 28, 1997     February 28, 1998       February 28, 1997     February 28, 1998
                                      -----------------     -----------------       -----------------     -----------------
Net sales                                         100.0%                100.0%                  100.0%                100.0%
Cost of sales                                      70.4%                 70.2%                   67.1%                 69.3%
                                      -----------------     -----------------       -----------------     -----------------
Gross profit                                       29.6%                 29.8%                   32.9%                 30.7%
S, G & A and other expenses                        21.0%                 20.1%                   24.0%                 20.3%
                                      -----------------     -----------------       -----------------     -----------------
Operating income                                    8.6%                  9.7%                    9.0%                10.4%
Interest  expense, net                              0.8%                  2.1%                    0.5%                 1.7%
                                      -----------------     -----------------       -----------------     -----------------
Income before provision for taxes                   7.8%                  7.6%                    8.5%                 8.7%
Provision for income taxes                          3.1%                  3.1%                    3.4%                 3.6%
                                      -----------------     -----------------       -----------------     -----------------
Net income                                          4.7%                  4.5%                    5.1%                 5.1%
                                      =================     =================       =================     =================
Effective tax rate                                 40.3%                 40.5%                   40.4%                41.0%

Sales for the second quarter, ended February 28, 1998, increased $7,671,000, or 57% compared to the same period in the prior year, due primarily to the inclusion of the sales of Calnetics for the full quarter, which were not included in the prior year second quarter. In the aggregate, sales for previously owned businesses were flat compared to the prior year second quarter.

Sales for the six months ended February 28, 1998 increased $21,967,000, or 132% compared to the same period in the prior fiscal year, due primarily to the inclusion of the sales of newly acquired Calnetics for four months and due to the inclusion of sales of LexaLite for the full six months in the current year results compared to three months in the prior year six month period.

Consolidated gross profit for the second quarter increased $2,307,000, or 58% primarily due to the inclusion of the recently acquired Calnetics. A reduction in the gross profit percentage resulting from the inclusion of results of the Calnetics operations, which historically have lower margins, was offset by a favorable change in product mix and manufacturing cost improvements.

Consolidated gross profit for the six months ended February 28, 1998 increased $6,357,000, or 116% due to the inclusion of the sales of LexaLite for the full six months in this year's results compared to three months in the lasts year's six months and due to the inclusion of four month's results for Calnetics. Gross profit as a percent of sales decreased from 32.9% to 30.7% for the six months due to the inclusion of the sales of LexaLite and of Calnetics at typically lower gross margins than the sales of the businesses owned prior to the acquisitions of LexaLite and Calnetics.

Operating expenses for the second quarter increased $1,406,000, or 50% from the comparable prior year quarter, but as a percentage of sales, decreased from 21% to 20% primarily because of the inclusion of sales and operating expenses of Calnetics which operates with lower operating expenses as a percentage of sales. Operating margin increased from 8.6% to 9.7% as a result of the changes in gross margin and operating expense discussed above. The increase in net interest expense incurred in the current periods related to interest expense on debt acquired with the acquisition of LexaLite and interest on debt incurred in connection with the acquisition of Calnetics (see "Liquidity and Capital Resources" below).

Operating expenses for the six months ended February 28, 1998 increased $3,845,000, or 96% from the prior year six month period primarily because of the inclusion of the operating expenses of Calnetics for four months and the inclusion of the operating expenses of LexaLite for the full six months in the current year compared to three months of the prior year six month period. Operating margins increased from 9.0% to 10.4% as a result of the changes in gross margin and operating expense discussed above. The increase in the effective tax rate in the current period is primarily associated with the non-deductible amortization of goodwill related to the recent acquisitions offset by a lower effective combined state income tax rate.

The Company's backlog, believed to be firm, increased from $6,323,000 at August 31, 1997 to $7,770,000, at February 28, 1998, primarily as a result of the backlog of newly acquired Calnetics. The Company's order backlog is not a significant indicator of future sales volumes.



Liquidity and Capital Resources
-------------------------------

The Company's working capital at February 28, 1998 was $13,761,000 compared to $8,104,000 at August 31, 1997. The primary reason for the increase was the inclusion of the balance sheet of newly acquired Calnetics.

In connection with the acquisition of Calnetics, the Company entered into a new $34 million credit agreement with a bank. At February 28, 1998, total borrowings under the credit agreement were $19,151,000, and the Company had additional debt of $6,213,000. The weighted average interest rate for all of the Company's debt at February 28, 1998 was 7.6%, and unused bank credit totaled $13,598,000. All of the Company's assets are pledged to secure the debt described above.

The Company believes that cash flows from operations and available lines of credit will be sufficient to fund working capital requirements, planned capital expenditures and debt service for the next twelve months.

The Company has a strategy of growth by acquisition. In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed. The Company has 10,000,000 shares of common stock authorized, of which 4,237,504 shares were outstanding at February 28, 1998 and 5,000,000 shares of "blank check" preferred stock authorized of which none is outstanding. The Company could issue additional shares of common or preferred stock to raise funds.



PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

The Company encounters lawsuits from time to time in the ordinary course of business, and at February 28, 1998, the Company or its affiliates were parties to two civil lawsuits as described below. Although the Company has obtained liability insurance coverage for each of the past five years, such insurance may not be available in the future at economically feasible premium rates. Additionally, some lawsuits filed against the Company in the past have contained claims not covered by insurance, or have sought damages in excess of policy limits, and such claims could be filed in the future. Any losses that the Company may suffer from current or future lawsuits, and the effect such litigation may have upon the reputation and marketability of the Company's products, could have a material adverse impact on the future results of operations, the financial condition and prospects of the Company.

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

None.

Item 3.  Default upon Senior Securities
---------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

At the Company's Annual Meeting of Shareholders held on January 26, 1998, the following proposals were approved: (a) reincorporation of the Company from the State of California to the State of Delaware, including separate proposals to provide the following in the Company's proposed Delaware certificate of incorporation: (i) elimination of shareholders' ability to call a special meeting of the shareholders, and (ii) requirement of a supermajority vote (66-2/3%) of the shareholders to amend certain provisions of the Company's proposed Delaware certificate of incorporation and bylaws; (b) amendment of the Company's 1995 Stock Option Plan to provide for the issuance of an additional 100,000 options that may be exercised for shares of the Company's Common Stock; and (c) amendment of the Articles of Incorporation of the Company to provide for the election of a Board of Directors of not fewer than six nor more than nine directors divided into two classes, including division of the Board of Directors into three classes after reincorporation in Delaware. The Company expects reincorporation in Delaware to be effective before the end of the current fiscal year.

In addition, the following incumbent directors were nominated for reelection to the Board of Directors of the Company for the terms indicated. There were no other director nominees. Each was elected for the term indicated and until their successors are elected and have qualified.

                                                         Term (years)                      Term (years)
                 Name                             effective January 26, 1998     effective upon reincorporation
                 ----                             --------------------------     -------------------------------
     Coalson C. Morris                                          1                                 1
     Michael L. Horst                                           2                                 3
     William R. Zimmerman                                       2                                 3
     James R. Swartwout                                         1                                 1
     David McConaughy                                           2                                 2
     Byron C. Roth                                              1                                 1
     Josh T. Barnes                                             2                                 2


Item 5.  Other Information
--------------------------

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

The Internal Revenue Service ("IRS") has completed its examination regarding the tax exempt status of one of the Company's industrial revenue bonds. The IRS has informed the Company that its findings indicate that the bond is not tax exempt and thus the Company may be required to pay additional interest and/or taxes and may be required to call the bond in its entirety. The consequences of resolving this matter are not expected to be material to future results of operations or to the financial condition of the Company.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

  (a)  Exhibits.

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

  (b)  Current Reports on Form 8-K.
       ----------------------------

       None.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 20, 1998.



                               Summa Industries


/s/ James R. Swartwout                             /s/ Trygve M. Thoresen
----------------------                             ----------------------
James R. Swartwout                                 Trygve M. Thoresen
President and Chief Financial Officer              Vice President and Secretary