Form 10-Q
period 1998-05-31
SUMMA INDUSTRIES
filed 1998-07-08
CIK 62262

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended May 31, 1998


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Transition Period from    N/A    to    N/A
                                               -------      -------

                           Commission File No. 1-7755


                                Summa Industries

                (Name of registrant as specified in its charter)



                   Delaware                            95-1240978
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)          Identification Number)


        21250 Hawthorne Boulevard, Suite 500, Torrance, California 90503
          (Address of principal executive offices, including Zip Code)


                 Registrant's Telephone Number:  (310) 792-7024


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]         No [_]


The number of shares of common stock outstanding as of June 19, 1998 was 4,249,649.

                                Summa Industries


                                     INDEX



PART I - FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets -
         August 31, 1997 and May 31, 1998 (unaudited)........................  3

         Condensed Consolidated Statements of Income (unaudited) -
         three months and nine months ended May 31, 1997 and 1998............  4

         Condensed Consolidated Statements of Cash Flows (unaudited) -
         nine months ended May 31, 1997 and 1998.............................  5

         Notes to Condensed Consolidated Financial Statements (unaudited)....  6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations....................  8

PART II - OTHER INFORMATION.................................................. 11

Item 1.  Legal Proceedings................................................... 11
Item 2.  Changes in Securities............................................... 11
Item 5.  Other Information................................................... 12
Item 6.  Exhibits and Reports on Form 8-K.................................... 12


Signature Page............................................................... 13

                               Summa Industries
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 August 31, 1997    May 31, 1998
                                                                     (unaudited)
                                                 ---------------    ------------
ASSETS
Current assets:
  Cash                                               $ 3,020,000     $    19,000
  Accounts receivable                                  6,603,000      14,030,000
  Inventories                                          2,976,000       9,578,000
  Prepaid expenses and other                           1,598,000       2,483,000
                                                     -----------     -----------
     Total current assets                             14,197,000      26,110,000

Property, plant and equipment                         19,998,000      26,594,000
  Less accumulated depreciation                        3,776,000       6,030,000
                                                     -----------     -----------
     Net property, plant and equipment                16,222,000      20,564,000
Other assets                                           2,331,000       2,074,000
Net assets of discontinued operations                  1,273,000       1,499,000
Goodwill and other intangibles, net                    1,628,000      18,709,000
                                                     -----------     -----------
                                                     $35,651,000     $68,956,000
                                                     ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $ 1,819,000     $ 5,037,000
  Accrued liabilities                                  2,496,000       5,921,000
  Current maturities of long-term debt                 2,673,000       1,956,000
                                                     -----------     -----------
    Total current liabilities                          6,988,000      12,914,000
Long-term debt, net of current maturities              5,571,000      24,394,000
Other long-term liabilities                            2,127,000       5,096,000
                                                     -----------     -----------
    Total liabilities                                 14,686,000      42,404,000
Stockholders' equity:
  Common stock, par value $.001; 10,000,000 shares
    authorized; issued and outstanding:
      4,099,004 at August 31, 1997
      4,245,999 at May 31, 1998                       16,226,000      18,434,000
  Retained earnings                                    4,739,000       8,118,000
                                                     -----------     -----------
    Total stockholders' equity                        20,965,000      26,552,000
                                                     -----------     -----------
                                                     $35,651,000     $68,956,000
                                                     ===========     ===========

                            See accompanying notes.

                               Summa Industries
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                              Three months ended                   Nine months ended
                                        --------------- ---------------      --------------- ---------------
                                          May 31, 1997    May 31, 1998         May 31, 1997    May 31, 1998
                                        --------------- ---------------      --------------- ---------------
Net sales                                 $12,023,000     $23,854,000          $26,634,000     $60,698,000
Cost of sales                               8,329,000      16,377,000           18,438,000      42,121,000
                                          -----------     -----------          -----------     -----------
Gross profit                                3,694,000       7,477,000            8,196,000      18,577,000
Selling, general and administrative         2,595,000       4,565,000            6,115,000      11,917,000
                                          -----------     -----------          -----------     -----------
Operating income from continuing
  operations                                1,099,000       2,912,000            2,081,000       6,660,000
Interest expense, net                         105,000         506,000              186,000       1,159,000
Other expense                                 220,000          84,000              235,000         214,000
                                          -----------     -----------          -----------     -----------
Income from continuing operations
  before provision for taxes                  774,000       2,322,000            1,660,000       5,287,000
Provision for income taxes                    316,000         988,000              676,000       2,207,000
                                          -----------     -----------          -----------     -----------
Income from continuing operations             458,000       1,334,000              984,000       3,080,000
Income from discontinued operations
  net of the effect of income tax             162,000          66,000              478,000         299,000
                                          -----------     -----------          -----------     -----------
Net Income                                $   620,000     $ 1,400,000          $ 1,462,000     $ 3,379,000
                                          ===========     ===========          ===========     ===========
Earnings per common share
Income from continuing operations
               basic                             $.11            $.32                 $.30            $.74
               diluted                            .11             .29                  .30             .68
Income from discontinued operations
               basic                             $.04            $.01                 $.15            $.07
               diluted                            .04             .01                  .14             .06
Net Income
               basic                             $.15            $.33                 $.45            $.81
               diluted                            .15             .30                  .44             .74

Weighted average common shares
  outstanding
               basic                        4,059,000       4,244,000            3,240,000       4,181,000
               diluted                      4,105,000       4,661,000            3,286,000       4,544,000

                            See accompanying notes.

                               Summa Industries
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                 Nine months ended
                                                                       --------------------------------------
                                                                          May 31, 1997           May 31, 1998
                                                                       ---------------        ---------------
Operating activities:
Net income                                                             $     1,462,000        $     3,379,000
                                                                       ---------------        ---------------
Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                          1,510,000              2,720,000
      Loss (gain) on disposition of property, plant and equipment               (2,000)               117,000
      Net change in assets and liabilities
          Accounts receivable                                                  342,000             (1,591,000)
          Inventories                                                           89,000               (474,000)
          Prepaid expenses and other                                           115,000                 73,000
          Accounts payable                                                    (839,000)               130,000
          Accrued liabilities                                                 (587,000)               350,000
                                                                       ---------------        ---------------
Total adjustments                                                              628,000              1,325,000
                                                                       ---------------        ---------------
               Net cash provided by operating activities                     2,090,000              4,704,000
                                                                       ---------------        ---------------
Investing activities:
    Purchase of business (Note 3)                                                  ---            (22,859,000)
    Property, plant & equipment                                             (1,246,000)            (2,072,000)
    Proceeds from sale of equipment                                              5,000                  6,000
    Net decrease in unexpended revenue bond proceeds                           204,000                371,000
    Proceeds from cash surrender value of life insurance                       254,000                    ---
                                                                       ---------------        ---------------
               Net cash used in investing activities                          (783,000)           (24,554,000)
                                                                       ---------------        ---------------
Financing activities:
    Net proceeds from line of credit                                          (275,000)             6,865,000
    Proceeds from issuance of long-term debt                                  (612,000)            13,500,000
    Payments on long-term debt                                                     ---             (4,380,000)
    Proceeds from exercise of stock options                                     40,000                864,000
    Cash acquired from acquisition of businesses, net of cash paid             318,000                    ---
                                                                       ---------------        ---------------
            Net cash provided by financing activities                         (529,000)            16,849,000
                                                                       ---------------        ---------------
Net decrease in cash                                                           778,000             (3,001,000)
Cash at beginning of period                                                    567,000              3,020,000
                                                                       ---------------        ---------------
Cash at end of period                                                  $     1,345,000        $        19,000
                                                                       ===============        ===============
Supplemental cash flow information:
    Cash paid during the period for:
                Interest                                               $       302,000        $     1,196,000
                                                                       ===============        ===============
                Income tax                                             $       857,000        $     2,052,000
                                                                       ===============        ===============
Non-cash investing and financing activities
    Common stock issued and value assigned to stock options
        for acquisitions (Note 3)                                      $     9,842,000        $     1,345,000
                                                                       ===============        ===============
Details of acquisitions (Note 3):
    Fair value of assets acquired                                      $    24,064,000        $    37,317,000
    Liabilities assumed or incurred                                         14,027,000             11,707,000
    Common stock issued and value assigned to stock options                  9,842,000              1,345,000
                                                                       ---------------        ---------------
    Cash paid                                                                  195,000             24,265,000
    Less cash acquired                                                        (513,000)            (1,406,000)
                                                                       ---------------        ---------------
    Net cash (acquired) used in acquisitions                           $      (318,000)       $    22,859,000
                                                                       ---------------        ---------------

                            See accompanying notes.

                                Summa Industries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of presentation

     The accompanying condensed consolidated financial statements of Summa Industries (the "Company"), some of which are unaudited, have been condensed in certain respects and should, therefor, be read in conjunction with the audited financial statements and notes related thereto contained in the Company's Annual Report on Form 10-K for the year ended August 31, 1997. In the opinion of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary for a fair presentation for the interim period. (See Notes 3 and 4 below.) The results of operations for the three months and nine months ended May 31, 1998 are not necessarily indicative of the results to be expected for the full year ending August 31, 1998.

2.   Inventories

     Inventories of the continuing businesses at August 31, 1997 and May 31, 1998 were as follows:

                                 August 31, 1997        May 31, 1998
                                                         (unaudited)
                                 ---------------        ------------
      Finished goods                  $  885,000          $3,703,000
      Work in process                     13,000              70,000
      Material and parts               2,078,000           5,805,000
                                      ----------          ----------
                                      $2,976,000          $9,578,000
                                      ==========          ==========

3.   Acquisitions

     On May 1, 1998, the Company completed the acquisition of Falcon Belting, Inc. ("Falcon") of Oklahoma City, Oklahoma, a manufacturer of modular plastic conveyor belting used in food processing industries. The operations of Falcon have been consolidated with the Company's KVP Falcon Plastic Belting, Inc. subsidiary (formerly KVP Systems, Inc.). The total acquisition cost was $5,625,000, consisting of $2,639,000 in cash and the present value of obligations to make future payments to the former owner of
     Falcon and liabilities assumed or incurred of $2,986,000.   The acquisition
     has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to $2,295,000 and has been recorded as goodwill which is being amortized on a straight-line basis over 30 years.

     On October 28, 1997, the Company completed the acquisition of Calnetics Corporation ("Calnetics"). The total acquisition cost was $31,692,000, consisting of cash due to former Calnetics shareholders of $22,335,000, acquisition costs of $50,000, liabilities assumed or incurred of $7,962,000 and an estimated fair value of $1,345,000 for options issued in conjunction with the transaction, primarily replacement options issued to Calnetics employees who continued with the Company. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to $14,081,000 and has been recorded as goodwill which is being amortized on a straight-line basis over 30 years.

     As a consequence of the foregoing acquisitions, the consolidated balance sheet of the Company at May 31, 1998 includes the balance sheets of Calnetics and Falcon along with preliminary purchase accounting adjustments. The results of operations of Calnetics and Falcon have been included in the consolidated results of operations and the consolidated statements of cash flows of the Company since October 28, 1997 and May 1, 1998, the respective dates of the acquisitions. The results of operations of LexaLite International Corporation ("LexaLite") have been included in the consolidated results of operations and the consolidated statements of cash flow since November 22, 1996, the date of the acquisition of LexaLite.

     The following proforma financial information presents the results of operations of the continuing businesses of the Company with LexaLite and Calnetics as though both acquisitions had been made as of September 1, 1996. Proforma adjustments have been made to give the effect to the amortization of goodwill and other intangibles, adjustments in depreciation and inventory value, a reduction in redundant operating expense, interest expense related to acquisition debt, the related tax effects and the effect upon basic and diluted earnings per share of the additional shares of stock given in exchange for LexaLite stock and of stock options issued in conjunction with the acquisitions. The following proforma financial information does not include adjustments to give effect to the Falcon acquisition as such adjustments would not be material.


                                     Three months ended             Nine months ended
                                 ---------------------------   ---------------------------
                                 May 31, 1997   May 31, 1998   May 31, 1997   May 31, 1998
                                 ------------   ------------   ------------   ------------
Net sales                         $21,284,000    $23,854,000    $61,534,000    $66,416,000
Income from
 continuing operations                785,000      1,334,000      1,512,000      3,188,000
                                  ===========    ===========    ===========    ===========
Net income from continuing
 operations per common share
        basic                            $.19           $.32           $.39           $.76
        diluted                          $.18           $.29           $.37           $.68


     Such proforma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of the periods presented or the results which may be achieved in the future.


4.   Divestiture

     On June 26, 1998, the Company completed the previously-announced divestiture of GST Industries, Inc. ("GST"), a manufacturer of industrial firefighting and defense aerospace equipment located in Santa Ana, California. Accordingly, the business of GST is being accounted for as a discontinued operation and results of operations are segregated in the accompanying consolidated statements of income. The assets and liabilities of discontinued operations have been classified in the consolidated balance sheets as "Net assets of discontinued operations." Discontinued operations have not been segregated in the consolidated statements of cash flows.

Statements of Income of the Company, restated for the last three completed fiscal years to reflect the divestiture, are:

                                                                                 Fiscal year ended
                                                                ---------------------------------------------------
                                                                August 31, 1995   August 31, 1996   August 31, 1997
                                                                ---------------   ---------------   ---------------
     Net sales                                                       $6,567,000        $8,124,000       $39,093,000
     Cost of sales                                                    3,474,000         4,339,000        27,097,000
                                                                ---------------   ---------------   ---------------
       Gross profit                                                   3,093,000         3,785,000        11,996,000
     Selling, general and administrative expenses                     2,487,000         3,144,000         8,767,000
                                                                ---------------   ---------------   ---------------
       Income from operations                                           606,000           641,000         3,229,000
     Interest (income)                                                        -           (27,000)         (200,000)
     Interest expense                                                         -            12,000           475,000
     Other expense                                                            -            30,000           254,000
                                                                ---------------   ---------------   ---------------
       Income from continuing operations before
       provision for taxes                                              606,000           626,000         2,700,000
     Provision for income taxes                                         217,000           253,000         1,088,000
                                                                ---------------   ---------------   ---------------
       Income from continuing operations                                389,000           373,000         1,612,000
       Income from discontinued operations, net of the effect
        of income tax of $253,000 in 1995, $102,000 in 1996
        and $426,000 in 1997                                            259,000           195,000           640,000
                                                                ---------------   ---------------   ---------------
       Net income                                                      $648,000          $568,000        $2,252,000

     Income per common share:
     Income from continuing operations
         basic                                                             $.25              $.24              $.47
         diluted                                                           $.25              $.23              $.46
     Income from discontinued operations
         basic                                                             $.17              $.12              $.18
         diluted                                                           $.17              $.12              $.18
     Net income
         basic                                                             $.42              $.36              $.65
         diluted                                                           $.42              $.35              $.64

     Weighted average common shares outstanding
         basic                                                        1,539,000         1,565,000         3,450,000
         diluted                                                      1,553,000         1,603,000         3,521,000


     The sales from the discontinued operations of GST Industries, Inc. were $3,670,000 for fiscal 1995, $4,618,000 for fiscal 1996, $4,144,000 for fiscal 1997, and $2,607,000 for the nine months ended May 31, 1998.


5.   Recent Accounting Pronouncement


     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", issued by the Financial Accounting Standards Board ("FASB"), and accordingly has restated prior period earnings per share.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS   OF
OPERATIONS

Statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding Summa's expectations, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in this "Management's Discussion and Analysis" section (including the potential material adverse consequences to the Company of the Year 2000 issue) and elsewhere herein and in the Company's Annual Report on

Form 10-K for the fiscal year ended August 31, 1997. The forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

Recent Events
-------------

     Divestiture of GST Industries, Inc. Subsidiary

On June 26, 1998, the Company completed the previously-announced divestiture of GST Industries, Inc. ("GST"), a manufacturer of industrial firefighting and
defense aerospace equipment located in Santa Ana, California.   The businesses
operated by GST do not fit the Company's focus on plastic products. Additionally, while GST is profitable, it is not expected to grow significantly in the near term. The total purchase price paid by the buyers was $2,700,000, consisting of $1,200,000 in cash and a $1,500,000 seven-year subordinated, convertible, secured promissory note bearing interest at 10% per annum. In addition, the Company may receive a maximum of $2,000,000 in royalty payments over the next five years based upon a percentage of future sales in excess of a base amount. It is expected that the royalties actually received, if any, will be substantially less than $2,000,000 and the value of the conversion rights of the note is highly speculative.

     Acquisition of Falcon Belting, Inc.

On May 1, 1998, the Company completed the acquisition of Falcon Belting, Inc. ("Falcon") of Oklahoma City, Oklahoma, a manufacturer of modular plastic conveyor belting used in food processing industries. The operations of Falcon have been consolidated with the Company's subsidiary KVP Falcon Plastic Belting, Inc. (formerly KVP Systems, Inc.). The combined company will continue to operate in California and Oklahoma. For the year ended January 31, 1998, Falcon recorded sales of $4.8 million. For additional information, see Note 3 "Acquisitions" to the condensed consolidated financial statements of the Company set forth above.

     Reincorporation in Delaware

Effective April 1, 1998, the Company was reincorporated from the State of California to the State of Delaware (the "Reincorporation"). The
Reincorporation was previously approved by the requisite vote of the Company's shareholders at the Annual Meeting of Shareholders held in Torrance, California on January 26, 1998. The definitive proxy statement describing the Reincorporation was filed with the Securities and Exchange Commission on December 10, 1997.

Results of Operations
---------------------

The following table sets forth certain income information for the Company's continuing operations as a percent of sales for the quarters and nine months ended May 31, 1997 and 1998.


                                        Three months ended                      Nine months ended
                                  ---------------------------------     ---------------------------------
                                    May 31,1997       May 31,1998         May 31,1997       May 31,1998

Net sales                                  100.0%           100.0%               100.0%            100.0%
Cost of sales                               69.3%            68.7%                69.2%             69.4%
                                  ---------------   --------------      ---------------   ---------------
Gross profit                                30.7%            31.3%                30.8%             30.6%
S, G & A                                    21.6%            19.1%                23.0%             19.6%
                                  ---------------   --------------      ---------------   ---------------
Operating income from continuing             9.1%            12.2%                 7.8%             11.0%
 operations
Interest expense, net                         .9%             2.1%                  .7%              1.9%
Other expense                                1.8%              .4%                  .9%               .4%
                                  ---------------   --------------      ---------------   ---------------
Income from continuing operations
 before provision for taxes                  6.4%             9.7%                 6.2%              8.7%
Provision for income taxes                   2.6%             4.1%                 2.5%              3.6%
                                  ---------------   --------------      ---------------   ---------------
Income from continuing operations            3.8%             5.6%                 3.7%              5.1%
                                  ===============   ==============      ===============   ===============
Effective tax rate                          40.8%            42.5%                40.7%             41.7%

Sales for the third quarter, ended May 31, 1998, increased $11,831,000, or 98% compared to the same period in the prior year, due primarily to the inclusion of the sales of recently acquired Calnetics for the quarter, not included in the prior year third quarter, increases in the sales of the previously owned businesses and inclusion of one month of sales of newly acquired Falcon.

Sales for the nine months ended May 31, 1998 increased $34,064,000, or 128% compared to the same period in the prior fiscal year, due primarily to the inclusion of the sales of recently acquired Calnetics for seven months, inclusion of sales of LexaLite for the full nine months in the current year results compared to six months in the prior year nine month period, increases in the sales of the previously owned businesses and, to a lesser extent, inclusion of the sales of recently acquired Falcon for one month.

Consolidated gross profit for the third quarter increased $3,783,000, or 102% primarily due to inclusion of the results of recently acquired Calnetics, growth in the previously owned businesses and, to a lesser extent, inclusion of Falcon for one month. The gross profit percentage increased from 30.7% to 31.3% as a result of blending newly acquired operations with previously owned operations, management initiatives to reduce costs and the benefit of increased volumes.

Consolidated gross profit for the nine months ended May 31, 1998 increased $10,381,000, or 127% due to inclusion of seven month's results of Calnetics, inclusion of the results of LexaLite for the full nine months in this year's results compared to six months in the lasts year's nine months, growth in the previously owned businesses and, to a lesser extent, inclusion of one month's results of Falcon.

Operating expenses for the third quarter increased $1,970,000, or 76% from the comparable prior year quarter, but as a percentage of sales, decreased from 21.6% to 19.1% primarily because of the inclusion of sales and operating expenses of the newly acquired businesses. Operating margin increased from 9.1% to 12.2% as a result of the changes in gross margin and operating expense discussed above. The increase in net interest expense incurred in the current periods related to interest expense on debt acquired with the acquisition of LexaLite and interest on debt incurred in connection with the acquisitions of Calnetics and Falcon (see "Liquidity and Capital Resources" below).

Operating expenses for the nine months ended May 31, 1998 increased $5,802,000, or 95% from the prior year nine month period primarily because of the inclusion of the operating expenses of Calnetics for seven months, inclusion of the operating expenses of LexaLite for the full nine months in the current year compared to six months of the prior year nine month period and inclusion of Falcon for one month. Operating margins increased from 7.8% to 11.0% as a result of the changes in gross margin and operating expense discussed above.

The increase in the effective tax rate in the current three and nine month periods is primarily associated with the non-deductible amortization of goodwill related to the recent acquisitions offset by a lower effective combined state income tax rate.

The Company's backlog of the continuing businesses, believed to be firm, increased from $6,530,000 at February 28, 1997 to $7,050,000, at May 31, 1998,
primarily as a result of the backlog acquired in the Falcon acquisition. The Company's order backlog is not a significant indicator of future sales volumes.


Liquidity and Capital Resources
-------------------------------

The Company's working capital at May 31, 1998 was $13,196,000 compared to $7,209,000 at August 31, 1997. The primary reason for the increase was the inclusion of the balance sheet of newly acquired Calnetics and, to a lesser extent, Falcon.

In connection with the acquisition of Calnetics, the Company entered into a new $34 million credit agreement with a bank. At May 31, 1998, total borrowings under the credit agreement were $19,865,000, and the Company had additional debt of $6,485,000. The weighted average interest rate for all of the Company's
debt at May 31, 1998 was 7.6%, and unused bank credit totaled $13,135,000.   All
of the Company's assets are pledged to secure the debt described above.

The Company believes that cash flows from operations and available lines of credit will be sufficient to fund working capital requirements, planned capital expenditures and debt service for the next twelve months. Although the effects on liquidity of the divestiture of GST are not yet known, the Company does not expect the divestiture to materially effect liquidity in an adverse manner.

The Company has a strategy of growth by acquisition. In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed. The Company has 10,000,000 shares of common stock authorized, of which 4,245,999 shares were outstanding at May 31, 1998 and 5,000,000 shares of "blank check" preferred stock authorized of which none is outstanding. The Company could issue additional shares of common or preferred stock to raise funds.

Year 2000 Compliance
--------------------

The Company is continuing to analyze operations to determine and implement the procedures necessary to ensure timely Year 2000 compliance. The Company is also in the process of identifying and contacting key customers, vendors and suppliers to request confirmation of timely external Year 2000 compliance.

Each of the Company's facilities utilizes and is dependent upon data processing systems and software to conduct business. The Company has received confirmation from vendors of the principal business software used by the Company that such software is designed to be Year 2000 compliant. Further, for reasons generally unrelated to the Year 2000 issue, the Company is in the process of purchasing and installing new systems for certain operations. The Company currently anticipates that all internally used software will be Year 2000 compliant in a timely manner. Additionally, various machines and other types of personal property at each facility have computer controls and/or contain integrated circuits that may be affected, and the Company is in the process of identifying and analyzing such property to determine Year 2000 compliance.

Although, the Company currently believes that becoming internally Year 2000 compliant will not have a significant impact on the financial condition or results of future operations of the Company, the Company remains concerned that the failure to comply by a relatively small number of large customers and/or vendors, including banking institutions and transportation companies, could significantly disrupt operations at one or more of the Company's facilities.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

The Company encounters lawsuits from time to time in the ordinary course of business and, at May 31, 1998, the Company or its affiliates were parties to several civil lawsuits, one of which is described below. Any losses that the Company may suffer from current or future lawsuits, and the effect such litigation may have upon the reputation and marketability of the Company's products, could have a material adverse impact on the future results of operations, the financial condition and prospects of the Company.

Laitram, et. al. v. KVP Systems, Inc., et. al. was filed in the U.S. District
----------------------------------------------
Court in Eastern Louisiana in September 1993. The plaintiffs claim KVP has infringed upon two patents. The venue was changed to the Federal District Court in Sacramento, California. KVP contended the claims were invalid and filed certain counterclaims. On April 24, 1997, the District Court ruled that KVP's products do not infringe plaintiff's patents and also dismissed the counterclaims. The parties appealed, and on May 5, 1998, the Court of Appeals affirmed the District Court's ruling in its entirety. Both sides have a limited amount of time remaining to petition for review by the U.S. Supreme Court. Although the Company believes it has a reasonable expectation of prevailing on petition, if any, in the absence of applicable insurance, the consequences of an adverse determination would be borne by the Company.

Item 2.  Changes in Securities
------------------------------


In connection with the shareholder-approved Reincorporation, the Company adopted a new Certificate of Incorporation and Bylaws and became subject to Delaware state law. As a result, the rights of the holders of outstanding shares of the

Company's common stock were materially modified. For a detailed description of each material modification, see the "Changes in Summa's Charter to be Effected by Reincorporation" and "Certain Differences in State Corporation Laws" sections set forth in the Company's definitive proxy statement describing the Reincorporation filed with the Securities and Exchange Commission on December 10, 1997. Such sections to the definitive proxy statement and Appendices II and III thereto (the Certificate of Incorporation and Bylaws) are incorporated herein by this reference and made a part hereof.


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

The Internal Revenue Service ("IRS") previously completed an examination regarding the tax exempt status of one of the Company's industrial revenue bonds and informed the Company that its findings indicated that the bond is not tax exempt. During the quarter ended May 31, 1998, the Company and the IRS tentatively agreed to a settlement of this matter which will include leaving the tax exempt bond in place. The consequences of such settlement, if and when finalized, will not be material to future results of operations or to the financial condition of the Company.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

          (a)  Exhibits.

               10.1 Stock Purchase Agreement and Amendment No. 1 thereto dated April 8, 1998 and April 24, 1998, respectively, by and among Mr. William G. Faulkner, KVP Systems, Inc. and the Company relating to the acquisition by the Company of Falcon Belting, Inc.

               10.2 Stock Purchase Agreement dated June 12, 1998 by and between P&L Growth Industries, Inc., a California corporation, and the Company relating to the divestiture by the Company of GST Industries, Inc.

               10.3 Subordinated Convertible Promissory Note, Security Agreement and Guaranty dated June 26, 1998 by and among P&L Growth Industries, Inc., GST Industries, Inc. and the Company relating to the divestiture by the Company of GST Industries, Inc.

               27.1  Financial Data Schedule

               In addition, each of the exhibits previously filed with the Commission in connection with (i) the

Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997 (File No. 1-7755), (ii) the Company's Registration Statement on Form S-4 (File No. 333-11571), and (iii) the Calnetics' Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (File No. 0-08767), as well as Appendix I to the Calnetics' definitive Proxy Statement on Schedule 14A (File No. 0-08767) for the Special Meeting of Shareholders held October 28, 1997, and Appendices I, II and III to the Company's definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders held on January 26, 1998, are incorporated herein.


          (b)  Current Reports on Form 8-K.
               ---------------------------

               Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 1998 relating to the Reincorporation.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 1, 1998.



                               Summa Industries


/s/ James R. Swartwout                              /s/  Trygve M. Thoresen
----------------------                              ----------------------------
James R. Swartwout                                  Trygve M. Thoresen
President and Chief Financial Officer               Vice President and Secretary