Form 10-K
period 1998-08-31
SUMMA INDUSTRIES
filed 1998-11-02
CIK 62262

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                            For the fiscal year ended
                                 AUGUST 31, 1998

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


    Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of class)

        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                      ---     ---

        Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of registrant's Common Stock held by non-affiliates as of October 15, 1998, based upon the closing price of a share of the Common Stock on The Nasdaq National Market on that date, was $27,891,154. The number of shares of registrant's Common Stock outstanding as of October 15, 1998 was 4,264,807.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on December 10, 1998 to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in
Part III hereof.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

        Summa Industries ("Summa" or the "Company") was incorporated as Southern California Plastics Co. in the State of California in 1942 and subsequently reincorporated in the State of Delaware in April 1998. Since before 1970, Summa has been a publicly-owned corporation whose Common Stock is registered under
Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is currently traded on The Nasdaq National Market under the symbol "SUMX". Growth has been achieved by acquisition, development of new products and expansion of the Company's sales organization. Summa designs and manufactures injection-molded plastic optical components for original equipment manufacturer ("OEM") customers in the lighting industry; molded plastic modular conveyor belt and chain for the food processing industry; plastic fittings, valves, filters and tubing for the agricultural irrigation industry; and other molded and extruded plastic components for diverse industries.

        The principal executive offices of the Company are located at 21250 Hawthorne Boulevard, Suite 500, Torrance, California 90503; its telephone number is (310) 792-7024; its facsimile number is (310) 792-7079; and its website is www.SummaIndustries.com.

STRATEGY

        Summa has a strategy of growth through acquisitions of profitable manufacturing companies with proprietary products or protected market niches, with the intent of expanding its operations by acquiring additional product offerings, enhancing gross profit margins, increasing combined sales so that general and administrative costs would constitute a smaller percentage of total revenues, enhancing overall profitability, and increasing the market value of Summa's Common Stock to provide liquidity and value for its stockholders by increasing the number of outstanding shares in the public float and the trading activity in the stock. In 1995, the Company refined the strategy to focus on manufacturers of plastic components for industrial and commercial markets. Typically, it is expected that Summa's corporate staff will not direct operations of acquired subsidiaries on an ongoing basis, but, in addition to planning, financial and legal oversight, will provide financing, conduct the acquisition program and business development activities, implement purchasing programs utilizing economies of scale, and handle investor relations matters. From time to time, the corporate staff also will be active in non-operational business activities such as risk management and employee benefit program management. Corporate charges are assessed on a basis established annually, related to asset utilization by each operating subsidiary.

        Although the existing management of an acquired company typically would be retained to manage day to day operations, it is anticipated that the business of the acquired company could be expanded through the support of Summa's corporate staff described above. Any such expansion could place a significant strain on Summa's management and resources, require Summa to implement additional operating, marketing and financial controls, and necessitate that Summa hire additional personnel, which could have a significant adverse effect on Summa's operating results. It is also likely that any such acquisition would require Summa to raise additional capital to finance the acquisition or provide working capital to the acquired company. If this additional capital were raised through debt financings, Summa would incur substantial additional interest expense; sales of additional equity to raise the needed capital would dilute, on a pro-rata basis, the percentage ownership of all holders of Summa Common Stock. There can, however, be no assurance that sufficient financing will be available to Summa to implement its acquisition strategy on terms and conditions that are acceptable to Summa.

        Continued implementation of the Company's strategy will depend to a significant extent upon the ability of Summa's top management in identifying appropriate candidates for acquisition, negotiating deals acceptable to the Board of Directors and stockholders of the Company, including obtaining acceptable acquisition prices in the current environment of dramatically higher asking prices, and supervising the management of operating subsidiaries. Furthermore, with a focus on businesses which manufacture plastic components, the number of opportunities which meet this acquisition criteria is smaller. In addition, with the increased size of the Company, larger acquisition candidates would have to be sought in the future to sustain the growth rate of Summa and the number of such candidates is smaller. Competition for such acquisitions may be greater and there is no assurance Summa will be able to successfully compete with larger companies and buyer groups to consummate additional acquisitions. There can be no assurance that the terms upon which a prospective company can be acquired will be favorable to Summa, or that Summa will not encounter unforeseen difficulties and liabilities in connection with any such acquisition.

HISTORY OF RECENT ACQUISITIONS AND DIVESTITURES

        KVP FALCON PLASTIC BELTING, INC. In July 1993, Summa acquired all of the outstanding capital stock of KVP Systems, Inc., a California corporation renamed KVP Falcon Plastic Belting, Inc. in May 1998 after its acquisition of Falcon Belting, Inc. described below ("KVP"), which designs, manufactures and markets injection-molded plastic conveyor belting. Belts which can operate on a curve were pioneered by KVP. In connection with this acquisition, which was accomplished through the merger of KVP with and into a newly formed and wholly-owned subsidiary of Summa, an aggregate of 555,275 shares of Summa's Common Stock were issued to the shareholders of KVP in a transaction registered under the Securities Act of 1933, as amended (the "Securities Act"). The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to $302,000 and was recorded as goodwill which is being amortized on a straight-line basis over 25 years.

        ARMENCO ENGINEERING. In May 1994, Summa acquired substantially all of the assets of A&D Armendariz Corp., a California corporation doing business as Armenco Engineering ("Armenco"). The operations of Armenco were promptly consolidated with Morehouse-COWLES, Inc. (see below). The total acquisition cost was approximately $500,000, consisting of $400,000 in cash and obligations to make future payments to the former owners of Armenco and liabilities assumed or incurred of $100,000.

        MOREHOUSE-COWLES, INC. In June 1996, Summa sold all of the outstanding capital stock of Morehouse-COWLES, Inc., a California corporation ("Morehouse"), which manufactures industrial process machinery produced from non-plastic materials, to a private investment group based in Michigan. The total purchase price paid by the buyers was $2,521,000, consisting of $750,000 in cash and a ten-year $1,771,000 subordinated, secured promissory note bearing interest at 7% per annum. The subordinated note was subsequently prepaid in full in August 1998 in connection with the merger of Morehouse and certain other entities.

        LEXALITE INTERNATIONAL CORPORATION. In November 1996, Summa acquired all of the outstanding capital stock of LexaLite International Corporation, a Delaware corporation ("LexaLite"), which manufactures injection molded plastic prismatic components for lighting fixtures, through the merger of a newly formed and wholly-owned subsidiary of Summa with and into LexaLite. In connection with the transaction, the former stockholders of LexaLite received shares of Summa's Common Stock which in the aggregate constituted approximately 58% of the shares of Summa's Common Stock outstanding immediately after the merger in a transaction registered under the Securities Act. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to $905,000 and was recorded as goodwill which is being amortized on a straight-line basis over 25 years.

        CALNETICS CORPORATION. In October 1997, Summa acquired all of the outstanding capital stock of Calnetics Corporation, a California corporation ("Calnetics"), through a merger of a newly formed and wholly-owned subsidiary of Summa with and into Calnetics. As a result, Summa acquired the following operating subsidiaries of Calnetics: Agricultural Products, Inc., a California corporation ("API"), which manufactures plastic fittings, filters, tubing and accessories, principally for agricultural irrigation; Ny-Glass Plastics, Inc., a California corporation ("Ny-Glass"), which manufactures plastic parts, principally by use of injection molding and structural foam molding techniques, and performs certain value-added services for customers in a variety of industries; and Manchester Plastics Co., Inc., a California corporation ("Manchester Plastics"), which manufactures proprietary and custom acrylic, polycarbonate and polystyrene plastic sheet products, principally for the building materials and industrial plastics industries. The total acquisition cost was $31,792,000, consisting of cash due to former Calnetics shareholders of $22,335,000, acquisition costs of $50,000, liabilities assumed or incurred of $8,062,000 and an estimated fair value of $1,345,000 for options issued in conjunction with the transaction, primarily replacement options issued to Calnetics employees who continued with the Company. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to $13,974,000 and was recorded as goodwill which is being amortized on a straight-line basis over 40 years.

         FALCON BELTING, INC. In May 1998, Summa acquired all of the outstanding capital stock of Falcon Belting, Inc., an Oklahoma corporation ("Falcon"), which manufactures modular plastic conveyor belting used in food processing industries. The operations of Falcon were promptly consolidated with KVP. The total acquisition cost was $5,125,000, consisting of $2,636,000 in cash and the present value of obligations to make future payments to the former owner of Falcon and liabilities assumed or incurred of $2,489,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to $1,995,000 and was recorded as goodwill which is being amortized on a straight-line basis over 30 years.

        GST INDUSTRIES, INC. In June 1998, Summa sold all of the outstanding capital stock of GST Industries, Inc., a California corporation, ("GST"), which manufactures industrial firefighting and defense aerospace equipment produced from non-plastic materials, to a private investment group based in California. While GST had been profitable, it was not expected to grow significantly in the near term. The total purchase price paid by the buyers was $2,700,000, consisting of $1,200,000 in cash and a $1,500,000 seven-year subordinated, convertible, secured promissory note bearing interest at 10% per annum. In addition, the Company may receive a maximum of $2,000,000 in royalty payments over the next five years based upon a percentage of future sales in excess of a base amount. It is expected that the royalties actually received, if any, will be substantially less than $2,000,000, and the value of the conversion rights of the note is highly speculative.

        CANYON MOLD. In September 1998, Summa acquired substantially all of the assets of Canyon Mold, Inc., a California corporation. The operations of Canyon Mold were promptly relocated to and integrated into the Company's molding facility in Corona, California. Canyon Mold had provided tool design and manufacturing services almost exclusively for the Company. The total acquisition cost was approximately $200,000 in cash and assumed liabilities.

        In evaluating future acquisitions, Summa will endeavor to identify target companies that manufacture plastic components which have a proprietary advantage because of patent protection, brand recognition, unique manufacturing processes or other comparable characteristics. It is anticipated that target companies typically will have been profitable in recent periods, particularly if the acquisition is to be made through the issuance of Summa Common Stock, so that the acquisition will not have an immediate dilutive effect on post-acquisition, consolidated earnings per share. Since it is usually intended that each acquired company will be maintained as a separate operating unit, existing management of each target company will be extensively evaluated in an attempt to ascertain whether such management possesses the capability and compatibility to continue to manage the day to day operations following the acquisition. Perhaps most importantly, Summa will seek to determine that there is a significant likelihood that a sustainable increase in earnings per share within 12 months of the closing can reasonably be expected.

PRODUCTS

        Summa manufactures diverse plastic products. Key product categories include:

        OPTICAL COMPONENTS. Summa's optical components include prismatic lenses, refractors and reflectors molded from clear plastic, which are used in commercial and industrial lighting fixtures and in similar applications such as lighted navigational aids, traffic signals and vehicles. Most of the products are injection molded from optical grade polycarbonate or acrylic. The principal advantages of Summa's injection molded plastic components over more traditional glass or metal components are superior optical performance, lighter weight, and in certain instances, lower cost.

        IRRIGATION COMPONENTS. Summa's irrigation components include engineered fittings, valves, filters and accessories, including tubing for drip irrigation systems. The use of drip irrigation systems conserves water and allows more precise control of delivery of water and soluble nutrients to plants than is possible with spray, sprinkler or flood irrigation techniques.

        CONVEYOR COMPONENTS. Summa's conveyor components include engineered plastic components which form conveyer belts and chains. The components in Summa's product line, many of which are patented, are constructed of non-toxic, non-corrosive plastic materials and are designed to be easily cleaned, meeting FDA-USDA requirements and specifications. The components do not require lubrication and thus offer the advantage of operation free from contaminants such as grease, oil and metal particles. Because these components are lightweight, they require less energy to operate than steel belts, and are quieter in operation and easier to service in place than metal belts.

        In addition, the Company molds bobbins and circuit board components for electronic products and miscellaneous industrial and consumer components and other parts for OEM's, and extrudes plastic sheet for industrial, commercial and do-it-yourself markets.

RESEARCH AND DEVELOPMENT

        Summa invests significantly in the development of new products and manufacturing processes. Only direct costs associated with tooling for new products are capitalized. All other costs, including salaries and wages of employees involved in research and development, are expensed as incurred.

PRODUCTION

        Summa's principal manufacturing operation is injection molding of plastic parts. Some products are molded by third-party vendors. Summa performs additional production operations including extrusion, machining and welding of plastic parts, coating, assembly and testing.

        Injection molds and tools are made by Summa and outside vendors. Products are made on modern molding machines which range from 28 to 1500 tons clamping force. Ancillary equipment and special operations include automatic resin feed systems, two color molding, insert molding, robotics, painting, vacuum deposition coating with reflective metallic films, assembly, packaging and warehousing. The Company also operates sheet extrusion and tube extrusion lines. Summa operates on a just-in-time basis with many of its customers, and inventories are managed to minimal levels. Inventory turns approximately 10 times a year. Three of Summa's manufacturing plants are ISO 9002 registered.

MARKETING AND DISTRIBUTION

        Summa manufactures plastic materials and components which are generally sold to other manufacturers who incorporate Summa's materials and components in their products, and to businesses which incorporate the Company's products in systems assembled for their own use or for their customers' use. The Company generally considers its customers to be OEM's, "end users" and distributors. Most sales are made directly by employees of the Company, although Summa utilizes several independent manufacturers' representatives and certain sales are made through distribution channels. In recent years, the Company has expanded the size of its direct sales staff substantially and has also increased its export sales, primarily to Europe. The Company distributes its products principally by truck through the use of independent freight entities and, to a lesser extent, by air and sea transport.

        Summa's largest three customers accounted for 7.1%, 5.5% and 5.0% of sales in fiscal 1998. The Company has thousands of active accounts including many Fortune 1,000 and large privately held businesses.

RAW MATERIALS

        Summa's principal raw material is pelletized plastic resin which is delivered in bulk by truck or in large boxes, typically weighing 1,000 pounds ("Gaylords"). The Company is a large user of resin and does not rely on any single vendor for more than 15% of its raw material. Every material used is available from several vendors. Primary resins used include polycarbonate, acrylic, polystyrene, polyethelyne, polyvinylchloride, polypropylene, acetal and nylon. Principal vendors include Atohaus, Bayer, Continental Polymers, Cyro, Dow, GE Plastics, ICI and Union Carbide, among others. The resins used by the Company are crude oil or natural gas derivatives and may be affected to some extent by the supply, demand and price trends in the petroleum industry. The Company did not incur any material shortages or unavailability during fiscal 1998. Prices have been relatively stable, some rising modestly and some falling modestly. Some vendors unsuccessfully attempted to raise industry prices during 1998. The Company does not have any fixed price supply contracts with its vendors but has two such contracts with customers which do not represent a significant portion of the Company's sales.

BACKLOG AND SEASONALITY

        On August 31, 1998, Summa's continuing businesses had a backlog of orders, believed to be firm, in the amount of $7,198,000, as compared to a backlog of $4,622,000 from continuing businesses as of August 31, 1997. The increase is primarily attributable to acquisitions. See "Business--History of Recent Acquisitions and Divestitures" above. The open order backlog is comprised of orders for components, spare parts and tooling, with scheduled deliveries from September 1998 through fiscal 2000. Because the length of time between entering an order, shipping the product and recording a sale can vary significantly from order to order, backlog levels should not be relied upon as an indicator of future sales volume.

        Summa's sales exhibit modest seasonality, principally for its irrigation components. Excluding the effects of growth and new businesses, the Company would expect sales, as a percentage of fiscal year's sales, to occur approximately as follows:

          Quarter                                      Percentage of Sales
          -------                                      -------------------
          1st quarter.................................         24%
          2nd quarter.................................         23%
          3rd quarter.................................         27%
          4th quarter.................................         26%
                                                              ---
                                                              100%
                                                              ===

        Because a portion of overhead is fixed and, therefore, does not vary with sales volume, profit may vary from quarter to quarter with more volatility than sales volume.

COMPETITIVE CONDITIONS

        The markets for the products currently manufactured and sold by Summa are characterized by extensive competition. There are a number of companies that currently offer competing products nationally and internationally, and in certain geographic areas the Company has competition from local manufacturers as well. It can be expected that additional competing products will be introduced by other companies in the future. Many existing and potential competitors have greater financial, marketing and research capabilities than Summa. Some of Summa's largest customers have the resources to internally manufacture products comparable to those currently purchased from Summa, and some of Summa's customers also compete with the Company in certain areas.

        Summa believes that its trade names and reputation are significant to its competitive position. In addition, Summa believes that price is a significant element of competition. However, factors such as engineering, performance, availability and reliability are considered in the purchasing process. The performance of Summa in the future will depend on the ability of its operating subsidiaries to develop and market new products that will gain customer acceptance and loyalty, as well as its ability to adapt its product offerings to meet changing pricing considerations and other market factors. The Company's operating performance would be adversely affected if its operating subsidiaries were to incur delays in developing new products or if such products did not gain market acceptance. There can be no assurance that existing or future products will be sufficiently successful to enable Summa's operating subsidiaries to effectively compete in their respective markets or, should new product offerings meet with significant customer acceptance, that one or more current or future competitors will not introduce products that render the Company's products noncompetitive.

PATENTS, TRADEMARKS AND LICENSES

        The Company owns and licenses many domestic and foreign patents on products which it has developed or acquired that expire on dates ranging to 2015. In addition, several patent applications are currently in process. The extent to which patents provide a commercial advantage or inhibit the development of competing products varies. To a large extent, however, Summa relies upon common law concepts of confidentiality and trade secrets, as well as economic barriers created by the required investments in tooling and technical personnel and the development of customer relationships, to protect its proprietary products. Summa also has foreign and domestic trade name and trademark registrations covering many of the names and logos which appear on its products which are helpful in enabling the Company to maintain its present competitive position.

ENVIRONMENTAL MATTERS

        The Company is subject to various environmental laws and regulations governing air quality, water quality and hazardous waste management and disposal, including such laws and regulations of the federal government and the states of California, Michigan, Oklahoma, Florida and Tennessee. The Company does not anticipate that future expenditures for the compliance with such laws and regulations will have a material effect on its capital expenditures or financial condition or, except as set forth below, its results of operations.

        Prior to October 1986, a previously owned business unit of one of the Company's subsidiaries operated a facility on property within an area subsequently designated as a federal Superfund site. The Company learned that hazardous substances have been identified in the subsurface of the property and that the current owner has been requested by a state agency to undertake additional investigation at the property. The Company is also aware that the property has been subject to a general notice letter issued by the United States Environmental Protection Agency under the federal Superfund law. Summa, as the successor to one of several prior operators of the property, may be held responsible for the contamination at the site regardless of whether its subsidiary caused the contamination. The Company does not believe it is responsible for any contamination at the property, and has not been notified or contacted by any governmental authority in that regard, nor named in any proceeding relating to the property. However, if Summa were held liable under federal Superfund law, or other environmental law, or had to defend itself against such a claim, the consequences could be material to the Company's financial statements.

EMPLOYEES

        At August 31, 1998, Summa had 675 employees, including four employees who comprise the Company's corporate staff. None of Summa's employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

EXPORT SALES

        For information regarding Summa's export sales by geographic area for the past three fiscal years, see Note 12 in the "Notes to Consolidated Financial Statements" of the Company in this Annual Report on Form 10-K.

ITEM 2. PROPERTIES.

        The Company operates primarily at the following facilities:


        LOCATION                       SQ. FT.    PRINCIPAL ACTIVITY       LEASE EXPIRES
        --------                       -------    ------------------       -------------
        Torrance, California               280    Corporate Office         Month to Month
        Charlevoix, Michigan            94,000    Injection Molding        Owned
        Charlevoix, Michigan            27,500    R&D                      Owned
        Dickson, Tennessee              55,000    Injection Molding        Owned
        Chatsworth, California          62,000    Extrusion                December 1999
        Ontario, California             50,000    Extrusion, Assembly      Owned
        Ontario, California             25,000    Warehouse                December 1999
        Rancho Cordova, California      48,000    Warehouse, Assembly      February 2001
        Corona, California              30,000    Injection Molding        May 2004
        Corona, California              10,000    Warehouse                December 1998
        Visalia, California              4,500    Warehouse, Assembly      December 1998
        Oklahoma City, Oklahoma         22,000    Warehouse, Assembly      May 2003
        Winter Haven, Florida           28,000    Extrusion, Assembly      Owned

        In addition, the Company owns approximately 63,000 square feet of factory and office space in Fullerton, California, and approximately 15,000 square feet of office and warehouse space in Charlevoix, Michigan, which it leases to unrelated parties. The leases expire in July 2006 and November 1999, respectively.

ITEM 3. LEGAL PROCEEDINGS.

        The Company encounters lawsuits from time to time in the ordinary course of business and, at August 31, 1998, the Company and/or its affiliates were parties to several civil lawsuits. Summa does not expect that the resolution of these lawsuits will have a material adverse impact on future results of operations. Certain lawsuits filed against the Company in the past have contained claims not covered by insurance, or sought damages in excess of policy limits, and such claims could be filed in the future. Any losses that Summa may suffer from such lawsuits, and the effect such litigation may have upon the reputation and marketability of Summa's products, could have a material adverse impact on the future results of operations, financial condition and/or prospects of the Company. See also "Business--Environmental Matters" above.

        Laitram, et. al. v. KVP Systems, Inc., et. al. was filed in the U.S. District Court in Eastern Louisiana in September 1993. The plaintiffs unsuccessfully claimed KVP infringed upon two patents. The venue was changed to the Federal District Court in Sacramento, California. On April 24, 1997, the District Court ruled that KVP's products do not infringe plaintiff's patents and also dismissed KVP's counterclaims. The parties appealed, and on May 5, 1998, the Court of Appeals affirmed the District Court's ruling in its entirety. The time for any further appeals or rehearings on this matter expired in August 1998 and this lawsuit is finally resolved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted during the fourth quarter of the fiscal year ended August 31, 1998 to a vote of Summa's stockholders, through solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

RECENT MARKET PRICES

        Summa's Common Stock is traded on The Nasdaq National Market under the symbol "SUMX." Historically, there had been a limited public market for Summa's Common Stock. During the year ended August 31, 1998, the average weekly trading volume increased to approximately 112,000 shares. The stock markets have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors may adversely affect the market price of Summa's Common Stock for reasons unrelated to Summa's operating performance. The following table sets forth the high and low prices for a share of Summa's Common Stock on The Nasdaq National Market and the trading volume for the periods indicated.


        QUARTER
        ENDED       11/30/96   2/28/97  5/31/97   8/31/97    11/30/97    2/28/98     5/31/98     8/31/98
        -------     --------  --------  -------   -------   ----------  ---------   ---------   --------
        HIGH         $6.50      $6.25     $6.00     $6.63      $10.50      $13.13      $15.00     $12.50
        LOW          $5.50      $5.25     $4.75     $4.88       $6.13       $9.00      $11.25      $7.00

        VOLUME     125,000    257,159   297,257   661,413   1,040,983   1,301,111   2,450,327  1,085,519

        On October 20, 1998, the closing price on The Nasdaq National Market for a share of Summa Common Stock was $9.00.

DESCRIPTION OF SECURITIES

        The authorized capital stock of Summa consists of 10,000,000 shares of Common Stock, $.001 par value, and 5,000,000 shares of Preferred Stock, $.001 par value. As of August 31, 1998, 4,257,307 shares of the Company's Common Stock were issued and outstanding and no shares of Preferred Stock had been issued or were outstanding. The number of holders of record of Summa's Common Stock as of August 31, 1998 was 562. In addition, Summa estimates that there are 1,700 additional stockholders whose shares are held in "street name."

        COMMON STOCK. Holders of Common Stock are entitled to one vote per share on each matter submitted to a vote of the stockholders of Summa, and there is no cumulative voting for the election of directors. Subject to preferences that may be applicable to the holders of any outstanding Preferred Stock, each holder of Common Stock is entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor. Upon the liquidation, dissolution or winding up of Summa, holders of Common Stock are entitled to share ratably in all assets of Summa which are legally available for distribution, after payment of all debts and other liabilities and the liquidation preference of any outstanding Preferred Stock. Holders of Common Stock have no preemptive, subscription, redemption or conversion rights. The transfer agent and registrar for the Common Stock is U. S. Stock Transfer Corporation, 1745 Gardena Avenue, Glendale, California 91204, and its telephone number is: (800) 835-8778.

        PREFERRED STOCK. The Board of Directors is authorized, subject to any limitations prescribed by the laws of the State of Delaware, but without further action by Summa's stockholders, to provide for the issuance of Preferred Stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the designations, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof, and to increase or decrease the number of shares of any such series (but not below the number of shares of such series then outstanding) without any further vote or action by the stockholders. Although Summa has no present plans to issue any additional shares of Preferred Stock, the issuance of Preferred Stock in the future could provide voting or conversion rights that would adversely affect the voting power or other rights of the holders of Common Stock and thereby reduce the value of the Common Stock. In addition, the issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of Summa. In particular, specific rights granted to future holders of Preferred Stock could be used to restrict Summa's ability to merge with or sell its assets to a third party, or otherwise delay, discourage or prevent a change in control of Summa.

        ANTI-TAKEOVER DEVICES. In addition to the ability to issue Preferred Stock, Summa's Certificate of Incorporation and Bylaws (i) specifically prohibit cumulative voting and the right of stockholders to call a special stockholders meeting, and (ii) provide for the classification of the Board of Directors into three classes with one class elected annually, a requirement of a two-thirds supermajority stockholder vote to amend certain provisions of the Certificate of Incorporation and Bylaws, and other provisions which are also likely to delay, discourage or prevent a change in control of Summa not approved by the Board of Directors and the Company's stockholders.

SHARES ISSUABLE UPON EXERCISE OF OPTIONS

        Summa has 847,633 shares issuable upon exercise of options granted and/or available to be granted under its stock option plans and in connection with acquisitions, most of which are registered under the Securities Act, and the Board of Directors has approved, subject to stockholder approval at the Annual Meeting of Stockholders to be held on December 10, 1998, the Summa 1999 Stock Option Plan which authorizes the issuance of options exercisable for an additional 500,000 shares. The existence of such stock options may adversely affect the terms on which Summa can obtain additional financing, and the holders of such options can be expected to exercise or convert such options at a time when Summa, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to Summa than those provided by the exercise or conversion of such options.

DIVIDEND POLICY

        Summa has not paid a cash dividend since the fiscal year ended August 31, 1983. Summa intends to retain earnings, if any, for use in its business, currently does not intend to pay cash dividends on its Common Stock in the foreseeable future, and is prohibited from doing so by the loan agreement with its primary bank.

ITEM 6. SELECTED FINANCIAL DATA.

        The selected financial data set forth below for the three years ended August 31, 1996, 1997 and 1998 have been derived from the audited consolidated financial statements of Summa included elsewhere herein. The selected financial data set forth below for the years ended August 31, 1994 and 1995 have been derived from audited consolidated financial statements of Summa that are not included herein. The selected financial data set forth below should be read in conjunction with those financial statements (including the notes thereto) and with the "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7 below.

STATEMENT OF INCOME DATA:
                                                                               FISCAL YEARS ENDED AUGUST 31,
                                                              --------------------------------------------------------------
                                                                1994          1995         1996          1997         1998
                                                              ---------     --------     --------      --------     --------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales ................................................     $  5,061     $  6,567     $  8,124      $ 39,093     $ 85,704
Cost and expenses:
   Cost of sales .........................................        2,685        3,474        4,339        27,097       59,197
   Selling, general, administrative, other ...............        1,925        2,487        3,174         9,021       17,127
   Interest, net .........................................           --           --          (15)          275        1,607
                                                               --------     --------     --------      --------     --------
Total costs and expenses of continuing operations ........        4,610        5,961        7,498        36,393       77,931
                                                               --------     --------     --------      --------     --------
Income from continuing operations before provisions for
   taxes and cumulative effect of accounting change ......          451          606          626         2,700        7,773
Provision for income taxes ...............................          218          217          253         1,088        3,215
                                                               --------     --------     --------      --------     --------
Income from continuing operations before cumulative effect
   of accounting change ..................................          233          389          373         1,612        4,558
Income (loss) from discontinued operations, net of income
   tax effect ............................................          386          259          195           640          316
Cumulative effect of accounting change ...................          100           --           --            --           --
                                                               --------     --------     --------      --------     --------
Net income ...............................................     $    719     $    648     $    568      $  2,252     $  4,874
                                                               ========     ========     ========      ========     ========
Earnings per common share:
      Basic
            Continuing operations before cumulative
              effect of accounting change ................     $   0.15     $   0.25     $   0.24      $   0.47     $   1.09
            Discontinued operations ......................         0.25         0.17         0.12          0.18         0.07
            Cumulative effect of accounting change .......         0.07           --           --            --           --
                                                               --------     --------     --------      --------     --------
            Net income ...................................     $   0.47     $   0.42     $   0.36      $   0.65     $   1.16
                                                               ========     ========     ========      ========     ========
        Diluted
            Continuing operations before cumulative effect
               of accounting change ......................     $   0.15     $   0.25     $   0.23      $   0.46     $   1.03
            Discontinued operations ......................         0.25         0.17         0.12          0.18         0.07
            Cumulative effect of accounting change .......         0.06           --           --            --           --
                                                               --------     --------     --------      --------     --------
            Net income ...................................     $   0.46     $   0.42     $   0.35      $   0.64     $   1.10
                                                               ========     ========     ========      ========     ========

Weighted average number of shares:
        Basic ............................................        1,530        1,538        1,565         3,450        4,199
        Diluted ..........................................        1,548        1,553        1,603         3,521        4,420

BALANCE SHEET DATA:

Assets ...................................................     $  9,171     $ 10,756     $ 10,963      $ 35,651     $ 63,983
Working capital ..........................................        1,484        1,090        2,423         7,209       10,854
Long-term debt ...........................................          305          400          300         5,571       18,675
Stockholders' equity .....................................        7,224        7,930        8,644        20,965       28,118

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

        Statements contained in this Annual Report on Form 10-K, which are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding Summa's expectations, hopes, beliefs, intentions or strategies regarding the future, such as those set forth in "Business--Legal Proceedings" above. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in this "Management's Discussion and Analysis" section (including, without limitation, the potential material adverse consequences to the Company of the Year 2000 issue) and elsewhere in this Annual Report on Form 10-K. The forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

        Summa designs and manufactures injection-molded plastic optical components for OEM customers in the lighting industry; molded plastic modular conveyor belt and chain for the food processing industry; engineered plastic fittings, valves, filters and tubing for the agricultural irrigation industry; and other molded and extruded plastic components for diverse industries. See "Business" above. Growth has been achieved by acquisition, development of new products and expansion of the Company's sales organization. There can be no assurance that Summa will be able to continue to consummate acquisitions, develop new products or expand sales to sustain rates of revenue growth and profitability in future periods comparable to those experienced in the past several years. See "Business--History of Recent Acquisitions and Divestitures" above.

        Any future success that the Company may achieve will depend upon many factors including factors which may be beyond the control of Summa or which cannot be predicted at this time. These factors may include changes in the markets for the products offered by the Company through its operating subsidiaries, increased levels of competition including the entry of additional competitors and increased success by existing competitors, reduced margins caused by competitive pressures and other factors, increases in operating costs including costs of production, supplies, personnel, equipment, import duties and transportation, increases in governmental regulation imposed under federal, state or local laws, including regulations applicable to environmental, labor and trade matters, changing customer profiles and general economic and industry conditions that affect customer demand and sales volume, both domestically and in international markets such as the current crises in Asia, Russia and elsewhere, the introduction of new products by the Summa or its competitors, the need to make material capital expenditures, the timing of the Summa's advertising and promotional campaigns, and other factors.

RECENT EVENTS

        ACQUISITION OF SECOND CONVEYOR COMPONENTS MANUFACTURER. In May 1998, the Company acquired all of the outstanding capital stock of Falcon Belting, Inc., an Oklahoma corporation ("Falcon"), which manufactures modular plastic conveyor belting used in food processing industries. The operations of Falcon were promptly consolidated with KVP. See "Business--History of Recent Acquisitions and Divestitures" above.

        ACQUISITION OF ASSETS OF MOLD MAKER. In September 1998, the Company acquired substantially all of the assets of mold maker, Canyon Mold, Inc. See "Business--History of Recent Acquisition and Divestitures" above.

        DIVESTITURE OF LAST NON-PLASTIC SUBSIDIARY. In June 1998, the Company sold all of the outstanding capital stock of GST Industries, Inc., a California corporation ("GST"), which manufactures industrial firefighting and defense aerospace equipment made of non-plastic materials, to a private investment group based in California. See "Business--History of Recent Acquisitions and Divestitures" above.

        SUCCESSFUL DEFENSE OF INTELLECTUAL PROPERTY LAWSUIT. In August 1998, the time for any appeals or petitions for rehearing relating to the previously reported Laitram, et. al. v. KVP Systems, Inc., et. al. lawsuit expired, leaving intact the Court of Appeals ruling that certain of the Company's conveyor components products do not infringe plaintiff's patents. See Item 3 "Legal Proceedings" above.

        PREPAYMENT IN FULL OF SUBORDINATED PROMISSORY NOTE. In August 1998, the purchasers of Morehouse-COWLES, Inc., a former Summa subsidiary, prepaid in full their ten-year $1,771,000 subordinated, secured promissory note due June 2006 bearing interest at 7% per annum. The cash received in the prepayment was used to reduce Summa's outstanding indebtedness to its primary bank. See "Business--History of Recent Acquisitions and Divestitures" above.

        SETTLEMENT OF BOND TAXABILITY ISSUE WITH THE INTERNAL REVENUE SERVICE. In August 1998, the Company and the Internal Revenue Service entered into a settlement of their previously reported dispute regarding the tax exempt status of one of the Company's industrial revenue bonds. Under the terms of the settlement, the bond remains outstanding and tax exempt. The settlement did not materially affect the Company's results of operations or financial position.

        INJUNCTION AGAINST FORMER OFFICER OF SUBSIDIARY AND COMPETING BUSINESS. In July 1998, the Company filed a civil lawsuit in the Los Angeles Superior Court against Steven L. Strawn, former president of Manchester Plastics Co., Inc., a Summa subsidiary, his recently formed company, Waypoint LLC, and several other individuals. In late August 1998, the Los Angeles Superior Court issued a temporary injunction against Strawn and Waypoint LLC. The defendants agreed to the injunction. Among other restrictions, the injunction bars the defendants from soliciting and selling to Manchester's customers, contacting or hiring Manchester employees and using or disclosing Manchester trade secrets.

        REINCORPORATION IN DELAWARE. Effective in April 1998, the Company was reincorporated from the State of California to the State of Delaware (the "Reincorporation"). The Reincorporation was previously approved by the requisite vote of the Company's shareholders at the Annual Meeting of Shareholders held in Torrance, California on January 26, 1998. The definitive proxy statement describing the Reincorporation was filed with the Securities and Exchange Commission on December 10, 1997.

        ADOPTION OF STOCK REPURCHASE PLAN. In September 1998, the Company announced that it had adopted a plan to repurchase up to $2 million of its stock on The Nasdaq National Market. There is no deadline and no specified minimum amount of stock to be repurchased.

        PREPAYMENT OF TWO ABOVE MARKET RATE NOTES. In August 1998, the Company prepaid, without penalty, two real estate loans in an aggregate principal amount of approximately $450,000 bearing interest at above market rates.

        QUALIFICATION FOR REDUCED INTEREST RATE WITH PRIMARY LENDER. The Company recently achieved certain financial criteria set forth in the loan agreement with its primary lender which qualified the Company for a .4% reduction in the interest rate currently charged on borrowings with such lender.

        CONSOLIDATION OF RISK INSURANCE. In June 1998, the Company consolidated the various risk insurance policies then held by its subsidiaries into one overall policy, providing for significant improvements in coverage at reduced expense.

RESULTS OF CONTINUING OPERATIONS

        The following table sets forth certain information derived from Summa's consolidated statements of income for continuing operations as a percentage of sales for the three years ended August 31, 1996, 1997 and 1998, as well as the Company's effective income tax rate for each period presented. For a description of acquisitions and dispositions during the periods presented, see "Business--History of Recent Acquisitions and Divestitures" above.

                                                          Fiscal Years Ended August 31
                                                          ----------------------------
                                                          1996        1997       1998
                                                          -----       -----      -----
Net sales .............................................   100.0%      100.0%     100.0%
Cost of sales .........................................    53.4        69.3       69.1
                                                          -----       -----      -----
Gross profit ..........................................    46.6        30.7       30.9
S, G, & A expense .....................................    38.7        22.4       19.6
                                                          -----       -----      -----
Operating income from continuing operations ...........     7.9         8.3       11.3
Interest expense, net .................................    (0.2)        0.7        1.9
Other expense .........................................     0.4         0.7         .3
                                                          -----       -----      -----
Income from continuing operations before tax ..........     7.7         6.9        9.1
Provision for income taxes ............................     3.1         2.8        3.8
                                                          -----       -----      -----
Income from continuing operations .....................     4.6%        4.1%       5.3%
                                                          =====       =====      =====
Effective tax rate ....................................    40.4        40.3       41.4

        NET SALES. For the year ended August 31, 1997, net sales from continuing operations increased by $30,969,000 or 381%, over the prior fiscal year, due primarily to the inclusion of sales of newly acquired operations and strong continued growth in sales of certain of the Company's products, attributable to growing acceptance of such products, the market for the products and use of an expanded sales force. See "Business--History of Recent Acquisitions and Divestitures" and "Business--Products" above.

        Net sales from continuing operations for the year ended August 31, 1998 increased by $46,611,000 or 119%, over the prior fiscal year, due primarily to the inclusion of sales of several newly acquired operations. See
"Business--History of Recent Acquisitions and Divestitures" and
"Business--Products" above. Comparative trailing twelve months' sales from continuing businesses grew at 6%.

        COST OF SALES. For the year ended August 31, 1997, cost of sales from continuing operations increased by $22,758,000 or 524%, over the prior fiscal year, due primarily to the inclusion of expenses for newly acquired operations and increased sales volume and related expenses for certain of the Company's products due to growth. See "Business--History of Recent Acquisitions and Divestitures" and "Business--Products" above.

        Cost of sales from continuing operations for the year ended August 31, 1998 increased by $32,100,000 or 118%, over the prior fiscal year, due primarily to the inclusion of a full twelve months of expenses (segments) of several newly acquired operations, and increased sales volume and related expenses for certain of the Company's products due to growth. See "Business--History of Recent Acquisitions and Divestitures" and Business--Products" above.

        GROSS PROFIT. For the year ended August 31, 1997, gross profit from continuing businesses increased by $8,211,000 to $11,996,000, an increase of 217% over the level of gross profit generated during the prior fiscal year. The increase in gross profit is due primarily to the inclusion of operations of newly acquired operations and growth in the sales of certain of the Company's products. As a percentage of sales, the gross profit margin decreased from 46.6% for the year ended

August 31, 1996 to 30.7% for the year ended August 31, 1997, due primarily to the inclusion of sales of newly acquired operations at typically lower margins than those of Summa's other operations at such time. Gross margin percentages of Summa's other operations increased slightly, due primarily to price increases and increased volume. See "Business--History of Recent Acquisitions and Divestitures" and "Business--Products" above.

        Gross profit from continuing businesses for the year ended August 31, 1998 increased by $14,511,000 to $26,507,000, an increase of 121% over the level of gross profit generated during the prior fiscal year. The increase in gross profit is due primarily to the inclusion of newly acquired operations, and strong continued growth in the sales of certain of the Company's products. As a percentage of sales, the gross profit margin increased from 30.7% for the year ended August 31, 1997 to 30.9% for the year ended August 31, 1998, due to volume benefits, productivity increases and cost reductions which more than offset the inclusion of sales of several newly acquired operations at typically lower margins than those of Summa's other operations. See "Business--History of Recent Acquisitions and Divestitures" and "Business--Products" above.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For the year ended August 31, 1997, selling, general and administrative expenses from continuing businesses increased by $5,623,000, or 179%, when compared to such expenses for the prior fiscal year, due primarily to the inclusion of expenses of newly acquired operations and growth in certain of the Company's products. As a percentage of sales, selling, general and administrative expenses decreased from 38.7% to 22.4%, due mostly to the inclusion of newly acquired operations with lower operating expenses as a percentage of sales. See "Business--History of Recent Acquisitions and Divestitures" and "Business--Products" above.

        Selling, general and administrative expenses from continuing businesses for the year ended August 31, 1998 increased by $8,052,000, or 92%, when compared to such expenses for the prior fiscal year, due primarily to the inclusion of several newly acquired operations, and continued growth in the sales and expenses relating to certain of the Company's products. As a percentage of sales, selling, general and administrative expenses decreased from 22.4% to 19.6%, due mostly to the inclusion of several newly acquired operations at typically lower operating expenses as a percentage of sales. See "Business--History of Recent Acquisitions and Divestitures" and "Business--Products" above.

        INTEREST EXPENSE, NET. Interest expense increased from a minor amount for the fiscal year ended August 31, 1996 to $275,000 for the fiscal year ended August 31, 1997 to $1,607,000 for the fiscal year ended 1998. Interest expense in the 1997 fiscal year relates primarily to interest on debt assumed in the acquisition of new operations. Interest expense in the 1998 fiscal year relates primarily to interest on debt assumed in acquisitions and interest paid on debt owed to the Company's primary bank pursuant to the borrowing arrangement described in the "Liquidity and Capital Resources" section below. The majority of the outstanding borrowings under such arrangement were incurred in connection with recent acquisitions of several operations.

        EFFECTIVE TAX RATE. The effective income tax rate, which is a composite of federal and state income taxes, decreased from 40.4% for the fiscal year ended August 31, 1996 to 40.3% in the fiscal year ended August 31, 1997. For the fiscal year ended August 31, 1998, the effective tax rate increased to 41.4%, due primarily to non-deductible amortization of goodwill related to recent acquisitions offset by a lower effective combined state income tax rate.

        INCOME FROM CONTINUING OPERATIONS. As a result of the above described changes, income from continuing operations for fiscal 1997 grew by $1,239,000 to $1,612,000, an increase of 332%, over fiscal 1996 and increased by $2,946,000 in fiscal year 1998 to $4,558,000, an increase of 183% over fiscal 1997.

        INFLATION. Management of the Company does not believe that inflation has had a significant impact on Summa's operations during the past three fiscal years. No significant amount of sales or purchases are made pursuant to fixed price, long-term agreements.

LIQUIDITY AND CAPITAL RESOURCES

        SOURCE AND USE OF FUNDS. The Company's primary source of liquidity has been cash generated from operating activities and borrowings from third parties. See "-- Financing Arrangements" below. During the three fiscal years ended August 31, 1998, net cash provided by operating activities was $1,577,000 in 1996, $3,597,000 in 1997, and $8,441,000 in 1998. The improved cash flows for the last three fiscal years are primarily due to inclusion of newly acquired operations and increasing profitability.

        Summa's principal uses of cash have been the (i) support of operating activities, (ii) financing of acquisitions of businesses, (iii) investment in capital improvements, and (iv) reduction of debt. For information relating to cash used in acquisitions and generated from dispositions, see "Business--History of Certain Acquisitions and Divestitures" above. Investment in capital improvements for the three years ended August 31, 1998 amounted to $983,000 in 1996, $1,626,000 in 1997 and $3,033,000 in 1998, and was primarily for tooling for new products and for molding equipment. Although Summa expects to continue making substantial investments in tooling for new products, at August 31, 1998, Summa was not committed to any outside supplier for major capital expenditures, and believes its present capacity, augmented by anticipated continued investment in new product tooling and equipment, will be sufficient to meet demand for its products. For the three years ended August 31, 1998, the Company applied $1,038,000 in 1996, $1,287,000 in 1997 and $5,751,000
in 1998 to then-existing, interest bearing debt, even though overall indebtedness may have increased due to acquisitions.

        WORKING CAPITAL; ASSET UTILIZATION. At fiscal year end August 31, working capital was $2,423,000 in 1996, $7,209,000 in 1997 and $10,854,000 in
1998, representing increases in working capital of 198% from the 1996 to 1997 fiscal year end, and 51% from the 1997 to 1998 fiscal year end. The increase in working capital in the 1997 fiscal year was due primarily to the inclusion of newly acquired operations, and the increase in working capital in the 1998 fiscal year was due primarily to the inclusion of several additional newly acquired operations.

        Asset utilization for the fiscal years ended August 31, 1996, 1997 and 1998 is illustrated in the following table:

                                                     Fiscal Years Ended August 31,
                                                  -----------------------------------
                                                    1996         1997         1998
                                                  ---------   ----------    ---------
          Average working capital turnover....... 4.6 times    8.1 times    9.5 times
          Average accounts receivable turnover... 8.6 times   10.2 times    8.8 times
          Average inventory turnover............. 3.7 times   12.4 times    9.6 times

        FINANCING ARRANGEMENTS. Summa entered into a $34 million credit agreement with a bank in the first quarter of the 1998 fiscal year, comprised of a $13,500,000 term loan, a three year revolving line of credit of up to $15,000,000 depending upon eligible accounts receivable and inventory, and a $5,000,000 acquisition facility available for three years, repayable in monthly installments over seven years. At August 31, 1998, total borrowings under the credit agreement were $15,401,000, and the Company had additional debt of $5,941,000. The weighted average interest rate for all of the Company's debt at August 31, 1998 was 7.5%, and unused bank credit totaled $16,417,000. All of the Company's assets which are not security for industrial revenue bonds or specific equipment loans are pledged to secure the debt described above The term debt and revolving line of credit require compliance with various bank covenants.

        Loan balances and weighted average interest rates of the Company's debt at August 31, 1998 were:


          Description of Debt                               Balance     Interest Rate
          -------------------                             -----------   -------------
          Bank term loan................................  $12,667,000         7.9%
          Line of credit................................  $ 2,734,000         8.2%
          Acquisition line..............................  $        --          --
          Industrial revenue bonds and other............  $ 5,941,000         6.3%
                                                          -----------         ---
          Total debt....................................  $21,342,000         7.5%
                                                          ===========         ===

        Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned capital expenditures and debt service for the next twelve months. As discussed in "Business--Strategy" above, the Company has a strategy of growth by acquisition. In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed. The Company has 10,000,000 shares of common stock authorized, of which 4,257,307 shares were outstanding at August 31, 1998 and 5,000,000 shares of "blank check" preferred stock authorized of which none is outstanding. The Company could issue additional shares of common or preferred stock to raise funds.

RECENT ACCOUNTING PRONOUNCEMENTS

        See Note 1 in the "Notes to Consolidated Financial Statements" in Part IV of this Annual Report on Form 10-K.

YEAR 2000 COMPLIANCE

        The Company is continuing to analyze operations to determine and implement the procedures necessary to ensure timely Year 2000 compliance. The Company is also in the process of identifying and contacting key customers, vendors and suppliers to request confirmation of timely external Year 2000 compliance.

        Each of the Company's facilities utilizes and is dependent upon data processing systems and software to conduct business. The Company has received confirmation from vendors of most of the business software used by the Company that such software is designed to be Year 2000 compliant. Further, for reasons generally unrelated to the Year 2000 issue, the Company is in the process of purchasing and installing new systems for certain operations at a cost of several hundred thousand dollars. The Company currently anticipates that all internally used software will be Year 2000 compliant in a timely manner. Additionally, various machines and other types of personal property at each facility have computer controls and/or contain integrated circuits that may be affected, and the Company is in the process of identifying and analyzing such property to determine Year 2000 compliance.

        Although, the Company currently believes that it will be internally Year 2000 compliant in all material respects prior to January 1, 2000 and that the effort to achieve Year 2000 compliance has not and will not have a significant impact on the financial condition or results of future operations of the Company, the Company remains concerned that the failure to comply by a relatively small number of large customers and/or vendors, including banking institutions, utilities, telecommunications and transportation companies, could significantly disrupt operations at one or more of the Company's facilities. Summa does not have a formalized Company-wide contingency plan covering worst case scenarios in the event of Year 2000 non-compliance, but any such plan, if and when formalized, would likely include technical contacts, access to backup systems and alternative vendor sources, among other things. See " - - General" above for forward looking statements disclaimer.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements and related notes thereto of the Company filed herewith are set forth in Item 14 and included in Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


        (a) Financial Statements, Financial Statement Schedules and Exhibits:

               The following documents are either filed herewith or incorporated herein by reference:

               1. Financial Statements. The audited consolidated financial statements of Summa as of August 31, 1997 and 1998 and for each of the three years ended August 31, 1998 (including the notes thereto which contain unaudited quarterly financial data for the two-year period ended August 31, 1998), and the report of independent public accountants thereon, are included herein as set forth in the "Index to Financial Statements" set forth below.

               2. Financial Statement Schedules. The following financial statement schedules:

                  Schedule II - Valuation and qualifying accounts.

               3. Exhibits. The following exhibits to this Annual Report on Form 10-K are either filed herewith or incorporated herein by reference as indicated:

   Exhibit
   Number        Document
   -------       --------

     2.1 Agreement and Plan of Reorganization dated March 19, 1993 by and between the Company and KVP Systems, Inc. relating to the acquisition by the Company of KVP(1)

     2.2 Agreement and Plan of Merger dated November 22, 1996 by and among the Company, LexaLite International Corporation and Charlevoix The Beautiful, Inc. relating to the acquisition by the Company of LexaLite(2)

     2.3 Agreement and Plan of Acquisition dated July 2, 1997 by and between the Company and Calnetics Corporation relating to the acquisition by the Company of Calnetics and its subsidiaries(3)

     2.4 Stock Purchase Agreement and Amendment No. 1 thereto dated April 8, 1998 and April 24, 1998, respectively, by and among Mr. William G. Faulkner, KVP Systems, Inc. and the Company relating to the acquisition by the Company of Falcon Belting, Inc.(4)

     2.5 Stock Purchase Agreement dated June 12, 1998 by and between P&L Growth Industries, Inc., a California corporation, and the Company relating to the divestiture by the Company of GST Industries, Inc.(4)

     3.1         Certificate of Incorporation of the Company(5)

     3.2         Bylaws of the Company(5)

     10.1 Loan Agreement dated October 21, 1997 between Summa and Comerica Bank-California providing for $34 million credit facility(6)

     10.2 Subordinated Convertible Promissory Note, Security Agreement and Guaranty dated June 26, 1998 by and among P&L Growth Industries, Inc., GST Industries, Inc. and the Company relating to the divestiture by the Company of GST Industries, Inc.(4)

     10.3 Lease dated November 22, 1989 by and between Manchester Plastics Co., Inc. and Tom and Arlene Schneider and Amendment thereto dated December 5, 1989 for premises located in Chatsworth, California(7)

     10.4        1991 Stock Option Plan of the Company(8)

     10.5        1995 Stock Option Plan of the Company(9)

     10.6 Employment Agreement dated March 1994 between the Company and James R. Swartwout(*)

     10.7 Amendment No. 1 to Employment Agreement between the Company and James R. Swartwout dated January 1, 1998(*)

     10.8 Change in Control Agreement dated January 26, 1997 between Calnetics Corporation and Trygve M. Thoresen (10)

     21          Subsidiaries of the Registrant(*)

     23          Consent of Arthur Andersen LLP(*)

     27          Financial Data Schedule(*)

-----------------------
 (1) Incorporated by reference from the exhibits to the Company's Registration Statement on Form S-4 filed with the Commission on May 24, 1993.

 (2) Incorporated by reference from the appendices to the Company's definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders held November 21, 1996.

 (3) Incorporated by reference from the appendices to the Calnetics' definitive Proxy Statement on Schedule 14A for the Special Meeting of Shareholders held October 28, 1997.

 (4) Incorporated by reference from exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1998.

 (5) Incorporated by reference from the appendices to the Company's definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders held January 26, 1998.

 (6) Incorporated by reference from exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997.

 (7) Incorporated by reference from exhibits to the Calnetics' Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

 (8) Incorporated by reference from exhibits to the Company's Registration Statement on Form S-8 filed with the Commission on April 15, 1993.

 (9) Incorporated by reference from exhibits to the Company's Registration Statement on Form S-8 filed with the Commission on January 30, 1997.

(10) Incorporated by reference from exhibits to the Calnetics' Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.

-------------
  *  Filed herewith.

        (b) Reports on Form 8-K filed during the last quarter of the fiscal year ended August 31, 1998:

        None.

                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Public Accountants..................................  F-1
Consolidated Balance Sheets as of August 31, 1997 and 1998................  F-2
Consolidated Statements of Income for each of the three years ended August 31, 1996, 1997 and 1998....................................  F-3
Consolidated Statements of Stockholders' Equity for each of the three years ended August 31, 1996, 1997 and 1998......................  F-4
Consolidated  Statements  of Cash Flows for each of the three years ended  August 31, 1996, 1997 and 1998...........................  F-5
Notes to Consolidated Financial Statements................................  F-6
Report of  Independent Public Accountants.................................  F-19
Schedule II - Valuation and Qualifying Accounts...........................  F-20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO: The Board of Directors and Stockholders of Summa Industries


        We have audited the accompanying consolidated balance sheets of Summa Industries (a Delaware corporation) and subsidiaries as of August 31, 1997 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summa Industries and subsidiaries as of August 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles.


                                                    /s/ ARTHUR ANDERSEN LLP
                                                    ----------------------------
                                                        ARTHUR ANDERSEN LLP


Los Angeles, California
October 6, 1998

                                SUMMA INDUSTRIES
                    CONSOLIDATED BALANCE SHEETS AT AUGUST 31

 ---------------------------------------------------------------------------------------------------
 ASSETS                                                                      1997           1998
 ---------------------------------------------------------------------------------------------------
 Current assets:
    Cash and cash equivalents                                            $  3,020,000   $    293,000
    Accounts receivable,  net of allowances of $195,000 in 1997
      and $620,000 in 1998                                                  6,603,000     12,975,000
    Inventories                                                             2,976,000      9,392,000
    Prepaid expenses and other                                                607,000        777,000
    Deferred tax asset                                                        991,000        662,000
 ---------------------------------------------------------------------------------------------------
       Total current assets                                                14,197,000     24,099,000
 ---------------------------------------------------------------------------------------------------

 Property, plant and equipment, at cost:
    Land                                                                    1,380,000      2,080,000
    Building and leasehold improvements                                     7,275,000      9,371,000
    Machinery and equipment                                                10,709,000     15,226,000
    Office furniture and equipment                                            634,000      1,119,000
 ---------------------------------------------------------------------------------------------------
       Total property, plant and equipment, at cost                        19,998,000     27,796,000
       Less: accumulated depreciation and amortization                      3,776,000      7,132,000
 ---------------------------------------------------------------------------------------------------
            Net property, plant and equipment                              16,222,000     20,664,000
 ---------------------------------------------------------------------------------------------------
 Other assets                                                               2,331,000      1,006,000
 Net assets of discontinued operations                                      1,273,000             --
 Goodwill and other intangibles, net                                        1,628,000     18,214,000
 ---------------------------------------------------------------------------------------------------
      Total assets                                                        $35,651,000    $63,983,000
 ===================================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 ---------------------------------------------------------------------------------------------------

 Current liabilities:
   Current maturities of long term debt                                  $  2,673,000   $  2,667,000
   Accounts payable                                                         1,819,000      5,299,000
   Accrued salaries, wages and benefits                                     1,522,000      2,418,000
   Other accrued liabilities                                                  974,000      2,861,000
 ---------------------------------------------------------------------------------------------------
      Total current liabilities                                             6,988,000     13,245,000
 ---------------------------------------------------------------------------------------------------
   Long-term debt, net of current maturities                                5,571,000     18,675,000
   Deferred income taxes                                                    1,351,000             --
   Other long-term liabilities                                                776,000      3,945,000
 ---------------------------------------------------------------------------------------------------
      Total liabilities                                                    14,686,000     35,865,000

 Stockholders' equity:

   Preferred stock, par value $.001; 5,000,000 shares authorized,
     none outstanding                                                              --             --
   Common stock, par value $.001; 10,000,000 shares authorized;
     issued and outstanding: 4,099,004 at August 31, 1997 and
     4,257,307 at August 31, 1998                                          16,226,000     18,505,000
   Retained earnings                                                        4,739,000      9,613,000
 ---------------------------------------------------------------------------------------------------
       Total stockholders' equity                                          20,965,000     28,118,000
 ---------------------------------------------------------------------------------------------------
       Total liabilities and stockholders' equity                         $35,651,000    $63,983,000
 ===================================================================================================

See accompanying notes to consolidated financial statements.

                                SUMMA INDUSTRIES
         CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED AUGUST 31


                                                           1996                1997             1998
--------------------------------------------------------------------------------------------------------
Net sales                                                $8,124,000        $39,093,000      $85,704,000
Cost of sales                                             4,339,000         27,097,000       59,197,000
-------------------------------------------------------------------------------------------------------
     Gross profit                                         3,785,000         11,996,000       26,507,000
Selling, general and administrative expenses              3,144,000          8,767,000       16,819,000
-------------------------------------------------------------------------------------------------------
Operating income from continuing operations                 641,000          3,229,000        9,688,000
Interest (income)                                           (27,000)          (200,000)        (198,000)
Interest expense                                             12,000            475,000        1,805,000
Other (income) expense                                       30,000            254,000          308,000
-------------------------------------------------------------------------------------------------------
Income from continuing operations before
    provision for taxes                                     626,000          2,700,000        7,773,000
Provision for income taxes                                  253,000          1,088,000        3,215,000
-------------------------------------------------------------------------------------------------------
Income from continuing operations                           373,000          1,612,000        4,558,000
Income from discontinued operations, net of
  the effect of income tax of  $102,000 in 1996,
  $426,000 in 1997, and $210,000 in 1998                    195,000            640,000          316,000
-------------------------------------------------------------------------------------------------------
Net income                                               $  568,000        $ 2,252,000      $ 4,874,000
-------------------------------------------------------------------------------------------------------
Earnings per common share
-------------------------------------------------------------------------------------------------------
Basic
       Continuing operations                                   $.24               $.47            $1.09
       Discontinued operations                                 $.12               $.18             $.07
       Net income                                              $.36               $.65            $1.16
=======================================================================================================
Diluted
       Continuing operations                                   $.23               $.46            $1.03
       Discontinued operations                                 $.12               $.18             $.07
       Net income                                              $.35               $.64            $1.10
=======================================================================================================
Weighted average common shares outstanding
       Basic                                              1,565,000          3,450,000        4,199,000
       Diluted                                            1,603,000          3,521,000        4,420,000
-------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                SUMMA INDUSTRIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------------------------------
                                                 Common            Common         Retained
                                                 Shares             Stock         Earnings      Total
--------------------------------------------------------------------------------------------------------
Balance at August 31, 1995                    1,541,930       $ 6,011,000       $1,919,000   $ 7,930,000
Cashout of odd lots                                  (2)               --               --            --
Exercise of options                              35,923           179,000               --       179,000
Stock redeemed in exercise of stock options      (5,200)          (33,000)               --      (33,000)
Reserved shares, acquisition of KVP              30,832                --               --            --
Net Income                                           --                --          568,000       568,000
--------------------------------------------------------------------------------------------------------
Balance at August 31, 1996                    1,603,483         6,157,000        2,487,000     8,644,000
Cashout of odd lots                                 (26)               --               --            --
Exercise of options                              50,441           227,000               --       227,000
Acquisition of LexaLite                       2,445,106         9,842,000               --     9,842,000
Net Income                                           --                --        2,252,000     2,252,000
--------------------------------------------------------------------------------------------------------
Balance at August 31, 1997                    4,099,004        16,226,000        4,739,000    20,965,000
Cashout of odd lots                                  (4)               --               --            --
Exercise of options                             167,318         1,044,000               --     1,044,000
Stock redeemed in exercise of stock options      (9,011)         (110,000)              --      (110,000)
Value of options issued in connection with
  acquisition of Calnetics                           --         1,345,000               --     1,345,000
Net Income                                           --                --        4,874,000     4,874,000
--------------------------------------------------------------------------------------------------------
Balance at August 31, 1998                    4,257,307       $18,505,000       $9,613,000   $28,118,000
========================================================================================================

See accompanying notes to consolidated financial statements.

                                SUMMA INDUSTRIES
       CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED AUGUST 31

                                                                   1996             1997             1998
-------------------------------------------------------------------------------------------------------------
 Operating activities:
 Net income                                                    $  568,000       $ 2,252,000      $  4,874,000
-------------------------------------------------------------------------------------------------------------
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                   662,000         2,029,000         3,221,000
   Amortization                                                    82,000            96,000           452,000
   Change in net deferred income taxes                            (94,000)          138,000            26,000
   (Gain) loss on disposition of equipment                        (59,000)               --            30,000
   Net change in assets and liabilities, net of effects
    from purchase of LexaLite in fiscal 1997 and
    Calnetics and Falcon in fiscal 1998:
    Accounts receivable                                            87,000           258,000          (488,000)
    Inventories                                                   (73,000)          101,000          (389,000)
    Prepaid expenses and other assets                              99,000          (275,000)           75,000
    Accounts payable                                             (114,000)         (385,000)          443,000
    Accrued liability                                             419,000          (617,000)          197,000
-------------------------------------------------------------------------------------------------------------
    Total adjustments                                           1,009,000         1,345,000         3,567,000
-------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                   1,577,000         3,597,000         8,441,000
-------------------------------------------------------------------------------------------------------------
Investing activities:
Acquisitions of businesses                                             --                --       (23,322,000)
Capital expenditures:
   Purchases of property and equipment                           (983,000)       (1,626,000)       (3,033,000)
   Cash paid for patents                                          (21,000)          (13,000)               --
Sales of subsidiaries, net of fees and of cash held               608,000                --         1,185,000
Net proceeds from the sale of equipment                            96,000            16,000            86,000
Net decrease in unexpended revenue bond proceeds                       --           438,000           371,000
Proceeds from cash surrender value of life insurance                   --           646,000                --
Collection of note receivable                                          --                --         1,771,000
-------------------------------------------------------------------------------------------------------------
      Net cash (used in) investing activities                    (300,000)         (539,000)      (22,942,000)
-------------------------------------------------------------------------------------------------------------
Financing activities:
Net proceeds from (payments on) line of credit                   (938,000)         (275,000)        2,734,000
Proceeds from issuance of long term debt                               --                --        13,994,000
Payments on long term debt                                       (100,000)       (1,012,000)       (5,751,000)
Proceeds from the exercise of stock options                       146,000           227,000           934,000
Cash received in the acquisition of business,
  net of cash paid                                                     --           318,000                --
-------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities        (892,000)         (742,000)       11,911,000
-------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents              385,000         2,316,000        (2,590,000)
Cash and cash equivalents, beginning of year                      182,000           567,000         2,883,000
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of the year                     $  567,000       $ 2,883,000      $    293,000
=============================================================================================================

See accompanying notes to consolidated financial statements.

                                SUMMA INDUSTRIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

      Summa Industries ("Summa"), a Delaware corporation, develops and manufactures proprietary plastic products for diverse industrial and commercial markets.

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of Summa Industries and its wholly-owned subsidiaries. The results of operations of acquired companies have been included in the consolidated results of operations and the consolidated statements of cash flows of the Company since the dates of acquisitions. See Note 15. All intercompany account balances and transactions have been eliminated in consolidation. Certain reclassifications of 1996 and 1997 amounts have been made to conform to 1998 presentations.

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

REVENUE RECOGNITION

Revenue from product sales is recognized at the time of shipment.

INVENTORIES

      Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Cost includes material, labor and manufacturing overhead.

PROPERTY, PLANT AND EQUIPMENT

      Depreciation is charged against earnings, principally using the straight-line method, over the estimated useful lives of the related assets as follows:

      Building and improvements           10-40 years
      Machinery and equipment             3-10 years
      Office furniture and equipment      3-7 years
      Leasehold improvements              Lesser of remaining term of lease or
                                          estimated useful life

      Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and improvements to property, plant and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts, and any gain or loss is included in operations.

INTANGIBLE ASSETS

      Intangible assets include goodwill and other intangibles such as trade names, patents and customer lists capitalized in connection with business acquisitions. Other intangibles are being amortized over their estimated useful lives of 10-17 years. Goodwill is amortized over 25-40 years (see Note 6).

EARNINGS PER COMMON SHARE

      Basic earnings per common share (EPS) is based on income available to common stockholders divided by the weighted average number of common shares outstanding during the year. Diluted EPS is similar to the computation for Basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. See Note 2 for details of the computation.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of both the numerator and denominator of the basic and dilutive earnings per share computations. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company adopted this standard in the second quarter of fiscal year 1998 with no material impact on earnings per share. All prior period earnings per share have been restated for the new disclosure.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. This statement is effective for financial statements for annual periods beginning after December 15, 1997 and will be adopted by the Company for the 1999 fiscal year. The Company does not believe that the adoption of this pronouncement will have a material effect on reported income.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting and disclosure of financial information by segment. This statement will be adopted by the Company for the 1999 fiscal year. The Company has not yet determined the impact of adopting this pronouncement on its financial statements.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," which establishes standards for reporting and disclosure of derivative and hedging instruments. SFAS No. 133 is effective for annual reports beginning after June 15, 1999. The Company will not be affected by this new standard because the Company has no derivative or hedging financial instruments.

2. DILUTED EARNINGS PER SHARE


For the year ended August 31,
                                                                   1996          1997          1998
------------------------------------------------------------------------------------------------------
Income from continuing operations                                $373,000     $1,612,000    $4,558,000
Net income                                                       $568,000     $2,252,000    $4,874,000
Weighted average shares outstanding during the
  period -- basic                                               1,565,000      3,450,000     4,199,000
Effect of dilutive securities
     Impact of common shares to be issued under stock
       options plans                                               38,000         71,000       221,000
------------------------------------------------------------------------------------------------------
Weighted average shares outstanding-diluted (1) (2)             1,603,000      3,521,000     4,420,000
======================================================================================================

(1) Calculated using the "treasury stock" method as if diluted securities were exercised and the funds were used to purchase Common shares at the average market price during the period.

(2) Options to purchase 30,894 common shares in 1996, 209,624 common shares in 1997, and 338,327 common shares in 1998, were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

3. SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid during the years ended August 31:

                                            1996          1997          1998
              -----------------------------------------------------------------
              Interest                    $107,000    $  395,000     $1,986,000
              Income taxes                $301,000    $1,414,000     $3,478,000
              -----------------------------------------------------------------

    Noncash investing activities:

      The Company received a note receivable of $1,771,000 in 1996 as partial consideration for the sale of Morehouse-COWLES, Inc. (collected in 1998) and received a note receivable of $1,500,000 in 1998 as partial consideration for the sale of GST Industries, Inc.

                                                               1997          1998
-------------------------------------------------------------------------------------
Non-cash investing and financing activities:
   Common stock issued for acquisition (Note 15)           $  9,842,000  $         --
-------------------------------------------------------------------------------------
Details of acquisitions (Note 15):
   Fair value of assets acquired                            23,943,000     36,917,000
   Liabilities assumed or incurred                         (13,906,000)   (10,844,000)
   Common stock and value of options issued                 (9,842,000)    (1,345,000)
-------------------------------------------------------------------------------------
Cash paid                                                     (195,000)   (24,728,000)
Less cash acquired                                             513,000      1,406,000
-------------------------------------------------------------------------------------
Net cash acquired (used) in acquisition                    $   318,000   $(23,322,000)
=====================================================================================

4. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

5. INVENTORIES

    Inventories consisted of the following at August 31:

                                                      1997         1998
           ---------------------------------------------------------------
           Finished goods                         $  885,000    $3,611,000
           Work in process                            13,000       111,000
           Materials and parts                     2,078,000     5,670,000
           ---------------------------------------------------------------
                                                  $2,976,000    $9,392,000
           ===============================================================

6. GOODWILL AND OTHER INTANGIBLES

        Goodwill and other intangibles consisted of the following at August 31:

                                                     1997           1998
           ----------------------------------------------------------------
           Goodwill                               $1,207,000    $17,176,000
           Other intangibles                         642,000      1,700,000
           ----------------------------------------------------------------
                                                   1,849,000     18,876,000
           Less: accumulated amortization           (221,000)      (662,000)
           ----------------------------------------------------------------
           Goodwill and other intangibles, net    $1,628,000    $18,214,000
           ================================================================

7.  INCOME TAXES

      The following table provides a reconciliation between the provision for taxes based on income included in the accompanying consolidated statements of income and the provision for taxes computed by applying the statutory income tax rate to income from continuing operations before taxes for the years ended August 31:

                                                 1996       1997         1998
           ---------------------------------------------------------------------
           Provision for taxes at
              statutory rates                  $213,000  $  918,000   $2,643,000
           State tax, net of federal benefit     26,000     116,000      332,000
           Goodwill amortization                 15,000      24,000      147,000
           Other-net                             (1,000)     30,000       93,000
           ---------------------------------------------------------------------
           Provision for income taxes          $253,000  $1,088,000   $3,215,000
           =====================================================================

        The provision for income taxes consisted of the following for the years ended August 31:

                                              1996       1997        1998
         --------------------------------------------------------------------
         Current:
            Federal                         $225,000   $  771,000  $1,994,000
            State                             94,000      240,000     360,000
         --------------------------------------------------------------------
                                             319,000    1,011,000   2,354,000
         --------------------------------------------------------------------
         Benefit of stock options
            exercised:
            Federal                           24,000       31,000     506,000
            State                              4,000        5,000      90,000
         --------------------------------------------------------------------
                                              28,000       36,000     596,000
         --------------------------------------------------------------------
         Deferred:
            Federal                          (80,000)      35,000     208,000
            State                            (14,000)       6,000      57,000
         --------------------------------------------------------------------
                                             (94,000)      41,000     265,000
         --------------------------------------------------------------------
         Provision for income taxes         $253,000   $1,088,000  $3,215,000
         ====================================================================

Changes in components of the Company's deferred tax provision (benefit) were as follows:

                                               1996          1997        1998
         ----------------------------------------------------------------------
         Effect of performance payments     $(101,000)    $ 141,000   $     --
         State taxes                          (39,000)      (85,000)   (103,000)
         Reserves                              77,000      (603,000)    238,000
         Depreciation                          10,000       567,000     107,000
         Amortization                         (20,000)       21,000     (17,000)
         Other                                (21,000)           --      40,000
         ----------------------------------------------------------------------
                                            $ (94,000)    $  41,000   $ 265,000
         ======================================================================

The components of the Company's deferred tax asset (liability) at August 31, 1997 and 1998 were as follows:

                                                            1997         1998
            -------------------------------------------------------------------
            State taxes                                $   157,000  $   217,000
            Reserves                                       834,000    2,186,000
            -------------------------------------------------------------------
            Total deferred tax assets                      991,000    2,403,000
            Depreciation                                (1,203,000)  (1,197,000)
            Amortization                                  (148,000)    (125,000)
            -------------------------------------------------------------------
            Total deferred tax liabilities              (1,351,000)  (1,322,000)
            -------------------------------------------------------------------
            Net deferred tax asset (liability)         $  (360,000) $ 1,081,000
            ===================================================================

     Included in other assets at August 31, 1998 is a $419,000 balance representing noncurrent deferred income taxes.

8. REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

    The Company has a seven-year bank term loan in the amount of $12,667,000. Monthly principal payments are due as follows: $83,000 through October 1998; $167,000 through October 2003; and $208,000 through October 2004.

    The Company has a three year revolving line of credit, expiring in October 2000, in an amount of up to $15 million, based on eligible receivables and inventory. At August 31, 1998, the balance outstanding was $2,734,000 with additional availability of $11,417,000.

    The Company has an acquisition facility available through October 2000 of $5,000,000, of which none is in use as of August 31, 1998.

    Interest is due monthly on both the term loan and the revolving line of credit and is based upon the banks prime rate plus a margin or the LIBOR plus a margin, at the Company's option, and has provision for decreases in the applicable margins based upon the senior debt to EBITDA ratio. At August 31, 1998, the average interest rate was 7.9% on the term loan and 8.2% on the revolver. Effective September 1, 1998, the interest rate was reduced by .4% on both facilities. The bank term loan and revolver, which require compliance with various bank covenants, are secured by all of the Company assets which are not security for other loans.

    The Company has industrial revenue bond ("IRB") financing in the amount of $3,677,000 in connection with a facility in Michigan. Principal payments, secured by a letter of credit and the related property, are due annually on November 1, 1998, 1999, 2000, 2001 in the amount of $677,000, $1,000,000,
$1,000,000 and $1,000,000, respectively. Interest is payable semi-annually at an average effective interest rate of 6.7% at August 31, 1998.

    The Company has IRB financing in connection with a California facility in the amount of $1,400,000. Principal payments, secured by a letter of credit and the related property, are due in annual installments ranging from $20,000 to $130,000 through December 2021. Interest is due monthly at an average effective interest rate of 4.2% at August 31, 1998.

    The Company has equipment loans to a bank in the amount of $472,000 secured by its related equipment. Principal payments of $5,926 are due monthly with balloon payments due in January and March, 2003. Interest is due monthly at 7.7%.

    The Company has an unsecured loan payable in the amount of $100,000 due in June 1999. Interest is payable semi-annually at 7.5%.

    The Company has an unsecured loan in the amount of $292,000 due in October 1999. Interest is due quarterly at the prime rate less 1%.

     Long-term debt consisted of the following at August 31:


                                                     1997          1998
            --------------------------------------------------------------
            Term loan                             $       --   $12,667,000
            Revolving line of credit                      --     2,734,000
            Industrial revenue bonds               5,000,000     5,077,000
            Equipment loans                        3,042,000       472,000
            Other                                    202,000       392,000
            --------------------------------------------------------------
            Total                                  8,244,000    21,342,000
            Less: current maturities               2,673,000     2,667,000
            --------------------------------------------------------------
            Long-term                             $5,571,000   $18,675,000
            ==============================================================

     Future maturities of long-term at August 31, 1998 were as follows:

            Years                               Amount
            --------------------------------------------

            1999                              $2,667,000
            2000                               3,350,000
            2001                               5,800,000
            2002                               3,070,000
            2003                               2,337,000
            2004 and thereafter                4,118,000
            --------------------------------------------

9. COMMITMENTS AND CONTINGENCIES

    The Company leases office and manufacturing facilities and certain equipment under non-cancelable operating leases which expire at various dates through May 2004. Rental expense charged to operations was approximately $159,000 in 1996, $367,000 in 1997 and $1,160,000 in 1998.

     The aggregate minimum future lease payments under these leases at August 31, 1998 are approximately as follows:

             Years                                Amount
             --------------------------------------------
             1999                              $1,379,000
             2000                                 833,000
             2001                                 528,000
             2002                                 316,000
             2003                                 249,000
             2004 and thereafter                  187,000
             --------------------------------------------

      The Company has adopted a retirement and savings plan. The plan, which qualifies under Section 401(k) of the Internal Revenue Code, allow employees to defer specified percentages of their compensation, in a tax-deferred trust. The Company may elect to make matching contributions and discretionary contributions. The cost of the Company matching contribution is partially offset by a reduction in payroll taxes. Company contributions to the plan totaled $75,000 in 1996, $349,000 in 1997 and $529,000 in 1998.

      The Company has adopted and maintains an Employee Stock Ownership Plan (the "ESOP") Under the ESOP, the Company may make contributions to the ESOP trust for purchases of shares of the Company's Common Stock, or may contribute Common Stock directly to the ESOP trust. The total cash contributions by the Company to the ESOP were $135,000 in 1997 and $180,000 in 1998.

      Prior to October 1986, a previously owned business unit of one of the Company's subsidiaries operated a facility on property within an area subsequently designed as a federal Superfund site. The Company learned that hazardous substances have been identified in the subsurface of the property and that the current owner has been requested by a state agency to undertake additional investigation at the property. The Company is also aware that the property has been subject to a general notice letter issued by the United States Environmental Protection Agency under the federal Superfund law. Summa, as the successor to one of several prior operators of the property, may be held responsible for the contamination at the site regardless of whether its subsidiary caused the contamination. The Company does not believe it is responsible for any contamination at the property, and has not been notified or contacted by any governmental authority in that regard, nor named in any proceeding relating to the property. However, if Summa were held liable under federal Superfund law, or other environmental law, or had to defend itself against such a claim, the consequences could be material to the Company's financial statements.

10. RELATED PARTY TRANSACTIONS

      The Company is obligated to pay fees and commissions on certain products to one of its directors, pursuant to pre-existing agreements with a subsidiary acquired in 1997. The Company made a one-time payment of $365,000 in 1997 to modify the agreements. Total fees and commissions were $148,000 in 1997 and $150,000 in 1998. The agreements continue until 2009.

      In fiscal year 1998, the Company purchased $1,340,000 in injection molding services from a business in which an officer of one of the Company's recently acquired subsidiaries is a director and part owner. The amounts paid are considered to be commercially competitive.

      The Company leases truck trailers from a company owned by an employee of the Company under which the Company paid $25,000 in fiscal 1997 and $27,000 in fiscal 1998 and under which the Company is obligated to pay approximately $2,000 per month through June 2001. Additionally, the Company paid that party $379,000 in fiscal 1997 and $517,000 in fiscal 1998 for trucking services which the Company believes are commercially competitive under an agreement which is renewable annually. Both agreements are cancelable with sixty days notice.

11. STOCK-BASED COMPENSATION PLANS

      The Company has three stock option plans, all of which have been approved by the Stockholders and are administered by its Board of Directors. The 1984 Stock Option Plan (the "1984 Plan") provides for the grant of options to key employees to purchase an aggregate of 25,000 shares of Common Stock. Under the 1991 Stock Option Plan (the "1991 Plan"), options to purchase an aggregate of 150,000 shares of Common Stock may be grated to key employees, directors, consultants, vendors and others. The 1995 Stock Option Plan (the "1995 Plan") provides for the grant of options to purchase an aggregate of 350,000 shares of Common Stock, which may be granted to key employees, directors, consultants, vendors, customers and others. In addition, options have been issued in conjunction with acquisitions, primarily to replace options held by employees of acquired companies. The fair value of these options is included in the purchase price.

      The Company accounts for stock options issued to employees and directors under APB Opinion No. 25. Under these plans no compensation cost was recognized in fiscal years 1996, 1997 and 1998. SFAS No. 123 "Accounting for Stock-Based Compensation" was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. Adoption of FASB Statement No. 123 is optional; however, pro-forma disclosures as if the Company had adopted the cost recognition method are required. Had compensation cost for stock options awarded under these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have reflected the following pro-forma amounts:

                                                   August 31,
         ----------------------------------------------------------------
                                          1996        1997        1998
         ----------------------------------------------------------------
         Income from continuing
         operations
         As Reported                    $373,000   $1,612,000  $4,558,000
         Pro Forma                      $278,000   $1,534,000  $4,424,000
         Diluted earnings per share:
         As Reported                        $.23         $.46       $1.03
         Pro Forma                          $.17         $.44       $1.00
         ----------------------------------------------------------------

      The Company has granted options of 523,123 shares under the above plans. Under these plans, the options are generally issued at fair market value at the grant date. Options become vested cumulatively over various periods, at the discretion of the Board of Directors, up to five years from the grant date, are exercisable in whole or in installments, and expire up to ten years from date of grant. Options that are forfeited are again available for grant under the Plans.

      A summary of the status of the Company's stock options at August 31, 1996, August 31, 1997, August 31, 1998 and changes during the years then ended is presented in the table and narrative below:

                                    August 31, 1996       August 31, 1997      August 31, 1998
         --------------------------------------------------------------------------------------
                                             Weighted              Weighted            Weighted
                                             Average               Average             Average
                                             Exercise              Exercise            Exercise
                                   Shares     Price      Shares     Price     Shares    Price
         --------------------------------------------------------------------------------------
         Outstanding at
           beginning of year       191,250    $4.72     237,473     $4.21     445,873    $4.81
         Granted (1)(2)            121,223     4.03     327,562      5.50     526,595     6.50
         Exercised                 (35,923)    4.96     (50,441)     3.72    (167,318)    2.68
         Forfeited/Expired         (39,077)    5.55     (68,721)     5.42     (14,644)    7.87
         --------------------------------------------------------------------------------------
         Outstanding at end of
           year                    237,473    $4.21     445,873     $4.81     790,506    $6.32
         Exercisable at end of
           year                    206,579    $4.13     236,249     $4.28     452,179    $4.31
         Weighted average fair
           value of options
           granted                            $1.54                 $2.25                $4.63
         --------------------------------------------------------------------------------------

-----------
(1) During fiscal 1997, the Company granted 157,650 options under shareholder approved Plans and issued 169,912 options in conjunction with an acquisition.

(2) During fiscal 1998, the Company granted 346,267 options under shareholder approved Plans and issued 180,328 options in conjunction with acquisitions.

     The following table summarizes information about stock options outstanding at August 31, 1998:

                                          Outstanding               Exercisable
                                      --------------------     ---------------------
                             Weighted                Weighted                 Weighted
             Exercise        average     Number of   average      Number of   average
              price         remaining     options    exercise      options    exercise
              range        term (years) outstanding   price      outstanding   price
           ---------------------------------------------------------------------------
          $1.55 -  2.32        5.8         96,230     $2.07         91,012     $2.10
          $2.72 -  3.61        5.4         89,425      3.35         89,425      3.35
          $4.25 -  6.00        6.9        379,023      5.22        251,742      5.07
          $9.00 - 13.12        8.5        144,500      9.76         20,000      9.01
                 $13.72        8.6         81,328     13.72             --        --
                                          -------     -----        -------     -----
                                          790,506     $6.32        452,179     $4.31
                                          =======     =====        =======     =====

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for grants in fiscal years 1996, 1997 and 1998.

                                                    1996          1997         1998
              ----------------------------------------------------------------------
              Weighted average risk-free
                interest rate                       5.7%          6.2%         5.7%
              Volatility                             30%           35%          35%
              Expected dividend yields               --            --           --
              Weighted average expected life
                in years                            3.3           4.4          3.2
              ----------------------------------------------------------------------

12. SALES

    Sales to the Company's largest single customer represented 8.6% in 1996, 9.3% in 1997 and 7.1% in 1998, of total sales.

    Export sales by geographic area were as follows for the years ended
August 31:

                                                   1996          1997          1998
               ----------------------------------------------------------------------
               Mexico and Canada               $  443,000    $1,928,000   $ 4,518,000
               Europe                             891,000     1,994,000     5,057,000
               Latin America                       19,000       472,000     1,083,000
               Asia                                43,000       675,000       665,000
               Other                              105,000       486,000       794,000
               ----------------------------------------------------------------------
                                               $1,501,000    $5,555,000   $12,117,000
               ======================================================================

13. UNAUDITED QUARTERLY RESULTS

                                                            Quarters ended
                                        ----------------------------------------------------
                                                                                      Fiscal
                                        November    February     May      August       Year
          ----------------------------------------------------------------------------------
                                               (in thousands, except per share amounts)
          Fiscal 1997:
             Net sales                    $2,026     $12,585   $12,023   $12,459     $39,093
             Gross profit                    933       3,569     3,694     3,800      11,996
             Income from continuing
               operations                     32         494       458       628       1,612
             Net income                   $  213     $   629   $   620   $   790     $ 2,252
          ----------------------------------------------------------------------------------
          Per Share:
             Income from continuing
              operations
                Basic                       $.02        $.12      $.11      $.15        $.47(a)
                Diluted                     $.02        $.13      $.11      $.15        $.46(a)
             Net income
                 Basic                      $.13        $.16      $.15      $.19        $.65(a)
                 Diluted                    $.13        $.15      $.15      $.19        $.64(a)
          ----------------------------------------------------------------------------------
          Fiscal 1998:
             Net sales                   $16,434     $20,410   $23,854   $25,006     $85,704
             Gross profit                  5,099       6,001     7,477     7,930      26,507
             Income from continuing
               operations                    866         880     1,334     1,478       4,558
             Net income                  $ 1,020     $   959   $ 1,400   $ 1,495     $ 4,874
          ==================================================================================
          Per Share:
             Income from continuing
               operations
                Basic                       $.21        $.21      $.32      $.35       $1.09
                Diluted                     $.20        $.20      $.30      $.33       $1.03
             Net income
                Basic                       $.25        $.23      $.33      $.35       $1.16
                Diluted                     $.24        $.22      $.31      $.33       $1.10
          ===================================================================================

-------------
(a) The total of the earnings per share for each of the four quarters does not equal the total earnings per share for the full year because the calculations are based on the average shares outstanding during each of the individual periods.

14. DISCONTINUED OPERATIONS

        On June 17, 1996, the Company completed the divestiture of its subsidiary, Morehouse-COWLES, Inc. for $2,521,000 consisting of cash of $750,000 and a $1,771,000 subordinated secured promissory note which was paid in fiscal 1998. Accordingly, this business unit has been accounted for as a discontinued operation and results of its operations are segregated in the 1996 consolidated statement of income. There was no gain or loss on the disposition of Morehouse-COWLES. Interest expense of $93,000 was related to discontinued operations and accordingly was allocated to discontinued operations for fiscal year 1996.

        On June 26, 1998, the Company completed the divestiture of its subsidiary, GST Industries, Inc. for $2,700,000, consisting of $1,200,000 in cash and a $1,500,000 seven-year subordinated, convertible, secured promissory note bearing interest at 10% per annum. In addition, the Company may receive a maximum of $2,000,000 in royalty payments over the next five years based upon a percentage of future sales in excess of a base amount. It is expected that the royalties actually received, if any, will be substantially less than $2,000,000, and the value of the conversion rights of the note is highly speculative. Accordingly, this business unit has been accounted for as a discontinued operation and the results of its operation are segregated in the accompanying consolidated statements of income. There was no gain or loss on the disposition of GST and no interest expense was allocated to discontinued operations for fiscal years 1996, 1997 and 1998.

        Discontinued operations have not been segregated in the consolidated statements of cash flows. The preceding notes to consolidated financial statements have been revised, as necessary, to reflect the change in reporting due to discontinued operations.

        The following table presents the sales and results of operations of the discontinued operations.

                                                        1996               1997             1998
---------------------------------------------------------------------------------------------------
Sales from discontinued operations:
   Morehouse-COWLES, Inc.                           $ 5,630,000         $       --       $       --
   GST Industries, Inc.                               4,618,000          4,144,000        2,818,000
---------------------------------------------------------------------------------------------------
                                                    $10,256,000         $4,144,000       $2,818,000
===================================================================================================
Income (loss) from discontinued
  operations:
    Morehouse-COWLES, Inc.                          $  (235,000)        $       --       $       --
    GST Industries, Inc.                                430,000            640,000          316,000
---------------------------------------------------------------------------------------------------
                                                    $   195,000         $  640,000       $  316,000
===================================================================================================

15. ACQUISITIONS

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

        On October 28, 1997, the Company completed the acquisition of Calnetics Corporation ("Calnetics"). The total acquisition cost was $31,792,000, consisting of cash due to former Calnetics shareholders of $22,335,000, (of which $243,000 is due at August 31, 1998) acquisition costs of $50,000, liabilities assumed or incurred of $8,062,000 and an estimated fair value of $1,345,000 for options issued in conjunction with the transaction, primarily replacement options issued to Calnetics employees who continued with the Company. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to $13,974,000 and has been recorded as goodwill which is being amortized on a straight-line basis over 40 years.

        On May 1, 1998, the Company completed the acquisition of Falcon Belting, Inc. ("Falcon") of Oklahoma City, Oklahoma, a manufacturer of modular plastic conveyor belting used in food processing industries. The operations of Falcon have been consolidated with the Company's KVP Falcon Plastic Belting, Inc. subsidiary (formerly KVP Systems, Inc.). The total acquisition cost was $5,125,000, consisting of $2,636,000 in cash and the present value of obligations to make future payments to the former owner of Falcon and liabilities assumed or incurred of $2,489,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to $1,995,000 and has been recorded as goodwill which is being amortized on a straight-line basis over 30 years.

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

                                                   1997                 1998
      For the years ended August 31,            (unaudited)          (unaudited)
      --------------------------------------------------------------------------
      Net sales                                 $84,316,000          $91,422,000
      Income from continuing operations           2,522,000            4,726,000
      Net income                                  3,162,000            5,042,000
      ==========================================================================
      Income per common share
         Income from continuing operations
             Basic                                   $  .62                $1.13
             Diluted                                 $  .60                $1.05
         Net income
             Basic                                   $  .78                $1.20
             Diluted                                 $  .75                $1.12
      ==========================================================================

        Such pro-forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of the periods presented or of the results which may be achieved in the future.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO: The Board of Directors and Stockholders of Summa Industries:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Summa Industries and subsidiaries' annual report to shareholders included in this Form 10-K, and have issued our report dated October 6, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                               /s/ ARTHUR ANDERSEN LLP
                                               --------------------------------
                                                   ARTHUR ANDERSEN LLP


Los Angeles, California
October 6, 1998

                                SUMMA INDUSTRIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                 For the years ended August 31, 1998, 1997, 1996

                                                        Amounts
                                         Balance at     charged                               Balance
                                         beginning    (credited)    Acquired      Amounts    at end of
                                         of period    to expense    reserves    written off   period
-------------------------------------------------------------------------------------------------------
1998    Allowance for doubtful accounts   $195,000      $79,000     $385,000     $(39,000)    $620,000
1997    Allowance for doubtful accounts     22,000       48,000      157,000      (32,000)     195,000
1996    Allowance for doubtful accounts     30,000       39,000           --      (47,000)      22,000
-------------------------------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, Summa has duly caused this Annual Report on Form 10-K for the fiscal year ended August 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized, on October 23, 1998.


                                            Summa Industries

                                            By: /s/ James R. Swartwout
                                                --------------------------------
                                                    James R. Swartwout
                                                    President

        Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K for the fiscal year ended August 31, 1998 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                                      Title                                 Date
    ---------                                      -----                                 ----
/s/ James R. Swartwout              Chairman of the Board, President              October 23, 1998
----------------------------        and Chief Financial Officer
James R. Swartwout                  (Principal Executive and Financial Officer)


/s/ Coalson C. Morris               Director                                      October 23, 1998
----------------------------
Coalson C. Morris


/s/ Michael L. Horst                Director                                      October 23, 1998
----------------------------
Michael L. Horst


/s/ William R. Zimmerman            Director                                      October 23, 1998
----------------------------
William R. Zimmerman


/s/ David McConaughy                Director                                      October 23, 1998
----------------------------
David McConaughy


/s/ Byron C. Roth                   Director                                      October 23, 1998
----------------------------
Byron C. Roth


/s/ Josh T. Barnes                  Director                                      October 23, 1998
----------------------------
Josh T. Barnes


/s/ Paul A. Walbrun                 Vice President & Controller                   October 23, 1998
----------------------------        (Principal Accounting Officer)
Paul A. Walbrun

                                 EXHIBIT INDEX


   Exhibit                                                                      Sequentially
   Number        Document                                                       Numbered Page
   -------       --------                                                       -------------
     2.1         Agreement and Plan of Reorganization dated March 19, 1993 by and between the Company and KVP Systems, Inc. relating to the acquisition by the Company of KVP(1)

     2.2 Agreement and Plan of Merger dated November 22, 1996 by and among the Company, LexaLite International Corporation and
                 Charlevoix The Beautiful, Inc. relating to the acquisition by the Company of LexaLite(2)

     2.3 Agreement and Plan of Acquisition dated July 2, 1997 by and between the Company and Calnetics Corporation relating to the acquisition by the Company of Calnetics and its subsidiaries(3)

     2.4         Stock Purchase Agreement and Amendment No. 1 thereto dated
                 April 8, 1998 and April 24, 1998, respectively, by and among
                 Mr. William G. Faulkner, KVP Systems, Inc. and the Company relating to the acquisition by the Company of Falcon Belting, Inc.(4)

     2.5         Stock Purchase Agreement dated June 12, 1998 by and between P&L
                 Growth Industries, Inc., a California corporation, and the Company relating to the divestiture by the Company of GST
                 Industries, Inc.(4)

     3.1         Certificate of Incorporation of the Company(5)

     3.2         Bylaws of the Company(5)

     10.1        Loan Agreement dated October 21, 1997 between Summa and
                 Comerica Bank-California providing for $34 million credit facility(6)

     10.2 Subordinated Convertible Promissory Note, Security Agreement and Guaranty dated June 26, 1998 by and among P&L Growth
                 Industries, Inc., GST Industries, Inc. and the Company relating to the divestiture by the Company of GST Industries, Inc.(4)

     10.3        Lease dated November 22, 1989 by and between Manchester
                 Plastics Co., Inc. and Tom and Arlene Schneider and Amendment thereto dated December 5, 1989 for premises located in Chatsworth, California(7)

     10.4        1991 Stock Option Plan of the Company(8)

     10.5        1995 Stock Option Plan of the Company(9)

     10.6        Employment Agreement dated March 1994 between the Company and
                 James R. Swartwout(*)

     10.7        Amendment No. 1 to Employment Agreement between the Company and
                 James R. Swartwout dated January 1, 1998(*)

     10.8        Change in Control Agreement dated January 26, 1997 between
                 Calnetics Corporation and Trygve M. Thoresen (10)

     21          Subsidiaries of the Registrant(*)

     23          Consent of Arthur Andersen LLP(*)

     27          Financial Data Schedule(*)

-----------------------
 (1) Incorporated by reference from the exhibits to the Company's Registration Statement on Form S-4 filed with the Commission on May 24, 1993.

 (2) Incorporated by reference from the appendices to the Company's definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders held November 21, 1996.

 (3) Incorporated by reference from the appendices to the Calnetics' definitive Proxy Statement on Schedule 14A for the Special Meeting of Shareholders held October 28, 1997.

 (4) Incorporated by reference from exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1998.

 (5) Incorporated by reference from the appendices to the Company's definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders held January 26, 1998.

 (6) Incorporated by reference from exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997.

 (7) Incorporated by reference from exhibits to the Calnetics' Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

 (8) Incorporated by reference from exhibits to the Company's Registration Statement on Form S-8 filed with the Commission on April 15, 1993.

 (9) Incorporated by reference from exhibits to the Company's Registration Statement on Form S-8 filed with the Commission on January 30, 1997.

(10) Incorporated by reference from exhibits to the Calnetics' Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.

----------------
* Filed herewith.