Form 10-Q
period 1998-11-30
SUMMA INDUSTRIES
filed 1998-12-21
CIK 62262

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended NOVEMBER 30, 1998

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

The number of shares of common stock outstanding as of November 30, 1998 was 4,254,182.

                                SUMMA INDUSTRIES

                                      INDEX

        PART I - FINANCIAL INFORMATION                                                            Page
        Item 1.  Financial Statements:

                 Condensed Consolidated Balance Sheets -
                 August 31, 1998 and November 30, 1998 (unaudited) .................................3

                 Condensed Consolidated Statements of Income (unaudited) -
                 three months ended November 30, 1997 and 1998......................................4

                 Consolidated Statements of Cash Flows (unaudited) -
                 three months ended November 30, 1997 and 1998......................................5

                 Notes to Condensed Consolidated Financial Statements (unaudited)...................6

        Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results of Operations...................................8

        PART II - OTHER INFORMATION................................................................11

        Item 1.  Legal Proceedings.................................................................11
        Item 5.  Other Information.................................................................11
        Item 6.  Exhibits and Reports on Form 8-K..................................................12


        Signature Page.............................................................................12


                                SUMMA INDUSTRIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      August 31, 1998  November 30, 1998
ASSETS                                                                                       (unaudited)
--------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                           $     293,000    $       608,000
    Accounts receivable                                                    12,975,000         13,283,000
    Inventories                                                             9,392,000          9,735,000
    Prepaid expenses and other                                              1,439,000          1,316,000
--------------------------------------------------------------------------------------------------------

       Total current assets                                                24,099,000         24,942,000
--------------------------------------------------------------------------------------------------------

 Property, plant and equipment                                             27,796,000         28,480,000
    Less accumulated depreciation                                           7,132,000          8,011,000
--------------------------------------------------------------------------------------------------------

       Net property, plant and equipment                                   20,664,000         20,469,000
--------------------------------------------------------------------------------------------------------

 Other assets                                                               1,006,000          1,010,000
 Goodwill and other intangibles, net                                       18,214,000         18,084,000
--------------------------------------------------------------------------------------------------------

       Total assets                                                       $63,983,000        $64,505,000
========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------

Current liabilities:
   Accounts payable                                                      $  5,299,000       $  4,582,000
   Accrued liabilities                                                      5,279,000          5,119,000
   Current maturities of long-term debt                                     2,667,000          3,587,000
--------------------------------------------------------------------------------------------------------

       Total current liabilities                                           13,245,000         13,288,000
--------------------------------------------------------------------------------------------------------

Long-term debt, net of current maturities                                  18,675,000         17,862,000
Other long-term liabilities                                                 3,945,000          3,879,000
--------------------------------------------------------------------------------------------------------

       Total liabilities                                                   35,865,000         35,029,000
--------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Common stock, par value $.001; 10,000,000 shares
         authorized; issued and outstanding:
         4,257,307 at August 31, 1998 and
         4,254,182 at November 30, 1998                                    18,505,000         18,457,000
   Retained earnings                                                        9,613,000         11,019,000
--------------------------------------------------------------------------------------------------------

       Total stockholders' equity                                          28,118,000         29,476,000
--------------------------------------------------------------------------------------------------------

       Total liabilities and stockholders' equity                         $63,983,000        $64,505,000
========================================================================================================


See accompanying notes to consolidated financial statements.

                                SUMMA INDUSTRIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                         Three months ended November 30
-------------------------------------------------------------------------------------------------------
                                                                                  1997             1998
-------------------------------------------------------------------------------------------------------
Net sales                                                                  $16,434,000      $23,271,000
Cost of sales                                                               11,349,000       16,005,000
-------------------------------------------------------------------------------------------------------

Gross profit                                                                 5,085,000        7,266,000
Selling, general, administrative and other
   expenses                                                                  3,399,000        4,572,000
-------------------------------------------------------------------------------------------------------

Operating income from continuing operations                                  1,686,000        2,694,000
Interest expense                                                               201,000          380,000
-------------------------------------------------------------------------------------------------------

Income from continuing operations before
    provision for taxes                                                      1,485,000        2,314,000
Provision for income taxes                                                     619,000          908,000
-------------------------------------------------------------------------------------------------------

Income from continuing operations                                              866,000        1,406,000
Income from discontinued operations, net of
   the effect of income tax                                                    154,000              ---
-------------------------------------------------------------------------------------------------------

Net income                                                                 $ 1,020,000      $ 1,406,000
=======================================================================================================

Earnings per common share
-------------------------------------------------------------------------------------------------------

Basic
       Continuing operations                                                      $.21             $.33
       Discontinued operations                                                    $.04             $---
       Net income                                                                 $.25             $.33
=======================================================================================================

Diluted
       Continuing operations                                                      $.20             $.32
       Discontinued operations                                                    $.04             $---
       Net income                                                                 $.24             $.32
=======================================================================================================

Weighted average common shares outstanding
       Basic                                                                 4,106,000        4,254,000
       Diluted                                                               4,269,000        4,434,000
-------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

                                SUMMA INDUSTRIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                         Three months ended November 30
-------------------------------------------------------------------------------------------------------
                                                                                 1997              1998
-------------------------------------------------------------------------------------------------------
 Operating activities:
 Net income                                                                $1,020,000        $1,406,000
-------------------------------------------------------------------------------------------------------

 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                             698,000           886,000
     Amortization                                                              68,000           130,000
     Loss on disposition of property, plant and
       equipment                                                              120,000               ---
     Net change in assets and liabilities, net of
       effects from purchase of
       Calnetics in fiscal 1997:
        Accounts receivable                                                  (982,000)         (308,000)
        Inventories                                                           151,000          (343,000)
        Prepaid expenses and other assets                                    (167,000)          119,000
        Accounts payable                                                      466,000          (717,000)
        Accrued liabilities                                                   367,000          (226,000)
-------------------------------------------------------------------------------------------------------

          Total adjustments                                                   721,000          (459,000)
-------------------------------------------------------------------------------------------------------

          Net cash provided by operating activities                         1,741,000           947,000
-------------------------------------------------------------------------------------------------------

 Investing activities:
 Acquisition of business (Note 5)                                         (20,326,000)              ---
 Purchases of property and equipment                                         (547,000)         (691,000)
 Net decrease in unexpended revenue bond proceeds                             371,000               ---
-------------------------------------------------------------------------------------------------------

          Net cash (used in) investing activities                         (20,502,000)         (691,000)
-------------------------------------------------------------------------------------------------------

 Financing activities:
 Net proceeds from line of credit                                                 ---           349,000
 Proceeds from issuance of long term debt                                  24,637,000           727,000
 Payments on long term debt                                                (8,696,000)         (969,000)
 Proceeds from the exercise of stock options                                  134,000           105,000
 Purchases of common stock                                                        ---          (153,000)
-------------------------------------------------------------------------------------------------------

          Net cash provided by (used in) financing
            activities                                                     16,075,000            59,000
-------------------------------------------------------------------------------------------------------

 Net increase (decrease) in cash and cash equivalents                      (2,686,000)          315,000
 Cash and cash equivalents, beginning of period                             2,883,000           293,000
-------------------------------------------------------------------------------------------------------

 Cash and cash equivalents, end of period                                $    197,000      $    608,000
=======================================================================================================

See accompanying notes to consolidated financial statements.

                                SUMMA INDUSTRIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements of Summa Industries (the "Company"), some of which are unaudited, have been condensed in certain respects and should, therefor, be read in conjunction with the audited financial statements and notes related thereto contained in the Company's Annual Report on Form 10-K for the year ended August 31, 1998. In the opinion of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. (See Note 5 below.) The results of operations for the three months ended November 30, 1998 are not necessarily indicative of the results to be expected for the full year ending August 31, 1999.

2.      INVENTORIES

        Inventories were as follows:

                                           August 31, 1998          November 30, 1998
                                                                          (unaudited)
                    -----------------------------------------------------------------
                    Finished goods              $3,611,000                 $3,703,000
                    Work in process                111,000                    116,000
                    Materials and parts          5,670,000                  5,916,000
                    -----------------------------------------------------------------

                                                $9,392,000                 $9,735,000
                    =================================================================

3.    DILUTED EARNINGS PER SHARE

      Diluted earnings per share were calculated using the "treasury stock" method as if dilutive stock options had been exercised and the funds were used to purchase common shares at the average market price during the period.


                                                                  Three months ended November 30
           -------------------------------------------------------------------------------------
                                                                          1997              1998
           -------------------------------------------------------------------------------------
           Weighted average shares outstanding - basic               4,106,000         4,254,000
           Effect of dilutive securities
              Impact of common shares to be issued under
                stock option plans                                     163,000           180,000
           -------------------------------------------------------------------------------------

           Weighted average shares outstanding - diluted             4,269,000         4,434,000
           =====================================================================================


4.      SUPPLEMENTAL CASH FLOW INFORMATION

                                                                     Three months ended November 30
              -------------------------------------------------------------------------------------
                                                                            1997               1998
              -------------------------------------------------------------------------------------
              Cash paid during the period:
                 Interest                                               $149,000           $368,000
                 Income taxes                                           $375,000           $700,000
              -------------------------------------------------------------------------------------

              -------------------------------------------------------------------------------------

              Non-cash investing and financing activities:
              -------------------------------------------------------------------------------------

              Details of acquisition
                 Fair value of assets acquired                       $31,792,000                ---
                 Liabilities assumed or incurred                      (8,821,000)               ---
                 Value of options issued                              (1,345,000)               ---
              -------------------------------------------------------------------------------------

              Cash paid                                               21,626,000                ---
              Less cash acquired                                      (1,300,000)               ---
              -------------------------------------------------------------------------------------

              Net cash used in acquisition                           $20,326,000                ---
              =====================================================================================


        The liabilities assumed or incurred ($8,821,000) in the above table includes $709,000 remaining obligation to acquire Calnetics shares outstanding as of November 30, 1997. At November 30, 1998, the remaining obligation to acquire Calnetics shares was $243,000.

5.      ACQUISITION

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

        The results of operations of Calnetics have been included in the consolidated results of operations and the consolidated statements of cash flows of the Company since October 28, 1997, the date of the acquisition. The following proforma financial information presents the results of operations of the continuing businesses of the Company with Calnetics as though the acquisition of Calnetics had been made as of September 1, 1997. Proforma adjustments have been made to give the effect to the amortization of goodwill, adjustments in depreciation and inventory value, a reduction in redundant operating expense, interest expense related to acquisition debt, the related tax effects and the effect upon basic and diluted earnings per share of the stock options issued in conjunction with the acquisition.


                                        Three months ended November 30
    ------------------------------------------------------------------
                                               1997               1998
    ------------------------------------------------------------------
    Net sales                           $22,152,000        $23,271,000
    Income from continuing operations       974,000          1,406,000
    ==================================================================

    Income from continuing operations
        per common share
                 basic                         $.24               $.33
                 diluted                       $.23               $.32
    ==================================================================

        Such proforma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of the periods presented or the results which may be achieved in the future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Statements contained in this Quarterly Report on Form 10-Q, which are not purely historical, are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding Summa's expectations, hopes, beliefs, intentions or strategies regarding the future, such as those set forth in Part II, Item 1 "Legal Proceedings" below. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in this "Management's Discussion and Analysis" section (including, without limitation, the potential material adverse consequences to the Company of the Year 2000 issue) and elsewhere herein and in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998. The forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

        The Company designs and manufactures injection-molded plastic optical components for OEM customers in the lighting industry; molded plastic modular conveyor belt and chain for the food processing industry; engineered plastic fittings, valves, filters and tubing for the agricultural irrigation industry; and other molded and extruded plastic components for diverse industries. Growth has been achieved by acquisition, development of new products and expansion of the Company's sales organization. There can be no assurance that the Company will be able to continue to consummate acquisitions, develop new products or expand sales to sustain rates of revenue growth and profitability in future periods comparable to those experienced in the past several years.

         Any future success that the Company may achieve will depend upon many factors including factors which may be beyond the control of the Company or which cannot be predicted at this time. These factors may include changes in the markets for the products offered by the Company through its operating subsidiaries, increased levels of competition including the entry of additional competitors and increased success by existing competitors, reduced margins caused by competitive pressures and other factors, increases in operating costs including costs of production, supplies, personnel, equipment, import duties and transportation, increases in governmental regulation imposed under federal, state or local laws, including regulations applicable to environmental, labor and trade matters, changing customer profiles and general economic and industry conditions that affect customer demand and sales volume, both domestically and in international markets, the introduction of new products by the Company or its competitors, the need to make material capital expenditures, the timing of the Company's advertising and promotional campaigns, and other factors.

RESULTS OF OPERATIONS
---------------------

        The following table sets forth certain income information for the Company's continuing operations as a percent of sales for the quarters ended November 30, 1997 and 1998, and the Company's effective income tax rate during those periods.

                                                                      Three months ended November 30
                                                                      ------------------------------
                                                                        1997                    1998
                                                                        ----                    ----
        Net sales............................................         100.0%                  100.0%
        Cost of sales........................................          69.1%                   68.8%
                                                                      ------                  ------
        Gross profit.........................................          30.9%                   31.2%
        S,G & A and other expenses...........................          20.7%                   19.7%
                                                                      ------                  ------
        Operating income from continuing operations..........          10.2%                   11.5%
        Interest expense, net................................           1.2%                    1.6%
                                                                      ------                  ------
        Income from continuing operations before tax.........           9.0%                    9.9%
        Provision for income taxes...........................           3.7%                    3.9%
                                                                      ------                  ------
        Income from continuing operations....................           5.3%                    6.0%
                                                                      ======                  ======
        Effective tax rate...................................          41.7%                   39.2%


        Sales for the first quarter, ended November 30, 1998, increased $6,837,000, or 42%, compared to the same period in the prior year. The sales increase was primarily due to acquisitions. Same business first quarter sales were flat compared to the prior year first quarter.

        Consolidated gross profit increased $2,181,000, or 43%, primarily due to the effects of acquisitions. The gross profit percentage increased from 30.9% to 31.2% as a result of cost reduction initiatives and one-time acquisition accounting effects in the prior year first quarter, offset by the effect of blending recently acquired operations for the full quarter with previously owned operations.

        Operating expenses for the first quarter increased $1,173,000, or 35%, from the comparable prior year quarter primarily due to the inclusion of the operating expenses of the recently required operations, but as a percentage of sales, decreased from 20.7% to 19.7% primarily because acquired operations typically operated with lower percentage operating expenses. Operating margin increased from 10.2% to 11.5% as a result of the changes in gross margin and operating expense discussed above. The increase in net interest expense incurred in the current period related to interest expense on debt incurred in connection with recent acquisitions (see "Liquidity and Capital Resources" below).

        The decrease in the effective tax rate in the current three month period is primarily due to a lower effective combined state income tax rate.

        The Company's backlog of the continuing businesses, believed to be firm, decreased from $7,198,000 at August 31, 1998 to $6,759,000 at November 30, 1998,
primarily as a result of seasonality in order intake. Because the length of time between entering an order, shipping the product and recording a sale can vary significantly from order to order, backlog levels should not be relied upon as an indicator of future sales volume.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        Working Capital. The Company's working capital at November 30, 1998 was $11,654,000 compared to $10,854,000 at August 31, 1998. The reason for the increase was changes in the various components of working capital, none of which was significant or indicative of long term trends.

        Financing Arrangements. The Company has several debt relationships in place as described below. All of the Company's assets are pledged to secure industrial revenue bonds, bank debt or specific equipment loans. The term debt and revolving line of credit require compliance with various bank covenants.

        Loan balances, availability and weighted average interest rates of the Company's debt arrangements at November 30, 1998 were:

                                                                                          Additional
               Description of Debt                        Balance         Interest Rate   Availability
               -------------------                        -------         -------------   ------------
               Bank term loan........................   $12,416,000            7.3%        $       ---
               Bank line of credit...................     3,084,000            7.9%         10,651,000
               Bank acquisition line.................           ---            ---%          5,000,000
               Industrial revenue bonds and other....     5,949,000            6.4%                ---
                                                        -----------            ----        -----------
               Total debt............................   $21,449,000            7.1%        $15,651,000
                                                        ===========            ====        ===========


        During the first quarter, the Company repurchased and retired 18,000 shares of its common stock in block trades, at an average price of $8.48 per share.

        Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned capital expenditures and debt service for the next twelve months. The Company has a strategy of growth by acquisition. In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed. The Company has 10,000,000 shares of common stock authorized, of which 4,254,182 shares were outstanding at November 30, 1998 and 5,000,000 shares of "blank check" preferred stock authorized of which none is outstanding. The Company could issue additional shares of common or preferred stock to raise funds.

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

        Although, the Company currently believes that it will be internally Year 2000 compliant in all material respects prior to January 1, 2000 and that the effort to achieve Year 2000 compliance has not and will not have a significant impact on the financial condition or results of future operations of the Company, the Company remains concerned that the failure to comply by a relatively small number of large customers and/or vendors, including banking institutions, utilities, telecommunications and transportation companies, could significantly disrupt operations at one or more of the Company's facilities. The Company does not have a formalized Company-wide contingency plan covering worst case scenarios in the event of Year 2000 non-compliance, but any such plan, if and when formalized, would likely include technical contacts, access to backup systems and alternative vendor sources, among other things. See the introductory paragraph above in this "Management's Discussion and Analysis" section for forward looking statements disclaimer.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

        The Company encounters lawsuits from time to time in the ordinary course of business and, at November 30, 1998, the Company or its affiliates were parties to several civil lawsuits. Any losses that the Company may suffer from current or future lawsuits, and the effect such litigation may have upon the reputation and marketability of the Company's products, could have a material adverse impact on the results of future operations, the financial condition and prospects of the Company.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

               (a)    EXHIBITS.
                      ---------

                      27.1    Financial Data Schedule

               (b)    CURRENT REPORTS ON FORM 8-K.
                      ----------------------------

                      None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December 18, 1998.


                                SUMMA INDUSTRIES


/s/ James R. Swartwout                             /s/ Trygve M. Thoresen
----------------------                             ----------------------
James R. Swartwout                                 Trygve M. Thoresen
President and Chief Financial Officer              Vice President and Secretary

                                 EXHIBIT INDEX


Exhibit
Number                             Description
------                             -----------

  27.1                      Financial Data Schedule