Form 10-Q
period 1999-02-28
SUMMA INDUSTRIES
filed 1999-04-05
CIK 62262

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                FEBRUARY 28, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


The number of shares of common stock outstanding as of February 28, 1999 was 4,265,683.

                                SUMMA INDUSTRIES

                                      INDEX

                                                                                                  Page
                                                                                                  ----
        PART I - FINANCIAL INFORMATION

        Item 1.  Financial Statements:

                 Condensed Consolidated Balance Sheets -
                 August 31, 1998 and February 28, 1999 (unaudited) .................................3

                 Condensed Consolidated Statements of Income (unaudited) -
                 three months and six months ended February 28, 1998 and 1999.......................4

                 Consolidated Statements of Cash Flows (unaudited) -
                 six months ended February 28, 1998 and 1999........................................5

                 Notes to Condensed Consolidated Financial Statements (unaudited).................. 6

        Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results of Operations...................................8

        PART II - OTHER INFORMATION................................................................12

        Item 1.  Legal Proceedings.................................................................12
        Item 4.  Submission of Matters to a Vote of Security Holders...............................12
        Item 5.  Other Information.................................................................13
        Item 6.  Exhibits and Reports on Form 8-K..................................................17

        Signature Page.............................................................................17


                                SUMMA INDUSTRIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

 -------------------------------------------------------------------------------------------------------
                                                                      August 31, 1998  February 28, 1999
 ASSETS                                                                                      (unaudited)
 -------------------------------------------------------------------------------------------------------
 Current assets:
     Cash and cash equivalents                                            $   293,000        $   324,000
     Accounts receivable                                                   12,975,000         13,745,000
     Inventories                                                            9,392,000          9,964,000
     Prepaid expenses and other                                             1,439,000          1,376,000
 -------------------------------------------------------------------------------------------------------
        Total current assets                                               24,099,000         25,409,000
 -------------------------------------------------------------------------------------------------------
 Property, plant and equipment                                             27,796,000         28,959,000
    Less accumulated depreciation                                           7,132,000          8,923,000
 -------------------------------------------------------------------------------------------------------
         Net property, plant and equipment                                 20,664,000         20,036,000
 -------------------------------------------------------------------------------------------------------
 Other assets                                                               1,006,000          1,016,000
 Goodwill and other intangibles, net                                       18,214,000         17,942,000
 -------------------------------------------------------------------------------------------------------
       Total assets                                                       $63,983,000        $64,403,000
 =======================================================================================================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 -------------------------------------------------------------------------------------------------------
 Current liabilities:
   Accounts payable                                                       $ 5,299,000        $ 5,083,000
   Accrued liabilities                                                      5,279,000          4,765,000
   Current maturities of long-term debt                                     2,667,000          3,030,000
 -------------------------------------------------------------------------------------------------------
      Total current liabilities                                            13,245,000         12,878,000
 -------------------------------------------------------------------------------------------------------
 Long-term debt, net of current maturities                                 18,675,000         16,755,000
 Other long-term liabilities                                                3,945,000          3,857,000
 -------------------------------------------------------------------------------------------------------
      Total liabilities                                                    35,865,000         33,490,000
 -------------------------------------------------------------------------------------------------------
 Stockholders' equity:
   Common stock, par value $.001; 10,000,000 shares authorized;
         issued and outstanding: 4,257,307 at August 31, 1998 and
         4,265,683 at February 28, 1999                                    18,505,000         18,541,000
   Retained earnings                                                        9,613,000         12,372,000
 -------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                           28,118,000         30,913,000
 -------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                          $63,983,000        $64,403,000
 =======================================================================================================


 See accompanying notes to consolidated financial statements.

                                SUMMA INDUSTRIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                          Three months ended February 28   Six months ended February 28
-------------------------------------------------------------------------------------------------------
                                                  1998            1999              1998           1999
-------------------------------------------------------------------------------------------------------
Net sales                                  $20,410,000      $22,987,000      $36,844,000    $46,258,000
Cost of sales                               14,445,000       15,727,000       25,794,000     31,732,000
-------------------------------------------------------------------------------------------------------
Gross profit                                 5,965,000       7,260,000        11,050,000     14,526,000
Selling, general, administrative and
   other expenses                            4,033,000       4,692,000         7,432,000      9,264,000
-------------------------------------------------------------------------------------------------------
Operating income from continuing
   operations                                1,932,000       2,568,000         3,618,000      5,262,000
Interest expense                               452,000         368,000           653,000        748,000
-------------------------------------------------------------------------------------------------------
Income from continuing operations before
    provision for taxes                      1,480,000       2,200,000         2,965,000      4,514,000
Provision for income taxes                     600,000         847,000         1,219,000      1,755,000
-------------------------------------------------------------------------------------------------------
Income from continuing operations              880,000       1,353,000         1,746,000      2,759,000
Income from discontinued operations,
  net of the effect of income tax               79,000              --           233,000             --
-------------------------------------------------------------------------------------------------------
Net income                                  $  959,000     $ 1,353,000       $ 1,979,000    $ 2,759,000
=======================================================================================================
Earnings per common share
-------------------------------------------------------------------------------------------------------
Basic
       Continuing operations                      $.21            $.32              $.42           $.65
       Discontinued operations                    $.02            $ --              $.06           $ --
       Net income                                 $.23            $.32              $.48           $.65
=======================================================================================================
Diluted
       Continuing operations                      $.20            $.30              $.40           $.62
       Discontinued operations                    $.02            $ --              $.05           $ --
       Net income                                 $.22            $.30              $.45           $.62
=======================================================================================================
Weighted average common shares
  outstanding
       Basic                                 4,192,000       4,264,000         4,149,000      4,259,000
       Diluted                               4,446,000       4,445,000         4,357,000      4,439,000
 ------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                                SUMMA INDUSTRIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                           Six months ended February 28
-------------------------------------------------------------------------------------------------------
                                                                                 1998              1999
-------------------------------------------------------------------------------------------------------
Operating activities:
Net income                                                               $  1,979,000      $  2,759,000
-------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by
   operating activities:
    Depreciation                                                            1,528,000         1,840,000
    Amortization                                                              211,000           272,000
    Loss (gain) on disposition of property, plant and equipment               122,000           (12,000)
    Net change in assets and liabilities, net of effects from
       purchase of Calnetics in fiscal 1998:
       Accounts receivable                                                   (868,000)         (770,000)
       Inventories                                                           (236,000)         (572,000)
       Prepaid expenses and other assets                                       88,000            53,000
       Accounts payable                                                       669,000          (216,000)
       Accrued liabilities                                                   (732,000)         (602,000)
-------------------------------------------------------------------------------------------------------
          Total adjustments                                                   782,000            (7,000)
-------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                          2,761,000         2,752,000
-------------------------------------------------------------------------------------------------------
Investing activities:
Acquisition of business (Note 5)                                          (20,326,000)               --
Purchases of property and equipment                                        (1,461,000)       (1,200,000)
Net decrease in unexpended revenue bond proceeds                              371,000                --
-------------------------------------------------------------------------------------------------------
          Net cash (used in) investing activities                         (21,416,000)       (1,200,000)
-------------------------------------------------------------------------------------------------------
Financing activities:
Net proceeds from line of credit                                            5,985,000         1,966,000
Proceeds from issuance of long-term debt                                   13,500,000           727,000
Payments on long-term debt                                                 (4,194,000)       (4,250,000)
Proceeds from the exercise of stock options                                   804,000           189,000
Purchases of common stock                                                          --          (153,000)
-------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing  activities             16,095,000        (1,521,000)
-------------------------------------------------------------------------------------------------------
 Net increase (decrease) in cash and cash equivalents                      (2,560,000)           31,000
 Cash and cash equivalents, beginning of period                             2,883,000           293,000
-------------------------------------------------------------------------------------------------------
 Cash and cash equivalents, end of period                                 $   323,000       $   324,000
=======================================================================================================

See accompanying notes to consolidated financial statements.

                                SUMMA INDUSTRIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.      BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements of Summa Industries (the "Company"), some of which are unaudited, have been condensed in certain respects and should, therefor, be read in conjunction with the audited financial statements and notes related thereto contained in the Company's Annual Report on Form 10-K for the year ended August 31, 1998. In the opinion of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. The results of operations for the six months ended February 28, 1999 are not necessarily indicative of the results to be expected for the full year ending August 31, 1999.

2.      INVENTORIES

        Inventories were as follows:

                                           August 31, 1998          February 28, 1999
                                                                          (unaudited)
                    ------------------------------------------------------------------
                    Finished goods              $3,611,000                 $3,696,000
                    Work in process                111,000                    160,000
                    Materials and parts          5,670,000                  6,108,000
                    ------------------------------------------------------------------
                                                $9,392,000                 $9,964,000
                    ==================================================================

3.    DILUTED EARNINGS PER SHARE

      Diluted earnings per share were calculated using the "treasury stock" method as if dilutive stock options had been exercised and the funds were used to purchase common shares at the average market price during the period.


                                                                  Three months ended        Six months ended
                                                                         February 28             February 28
           -------------------------------------------------------------------------------------------------
                                                                    1998        1999         1998       1999
           -------------------------------------------------------------------------------------------------
           Weighted average shares outstanding  - basic        4,192,000   4,264,000    4,149,000  4,259,000
           Effect of dilutive securities
              Impact of common shares to be issued under
                 stock option plans                              254,000     181,000      208,000    180,000
           -------------------------------------------------------------------------------------------------
           Weighted average shares outstanding-diluted         4,446,000   4,445,000    4,357,000  4,439,000
           =================================================================================================

4.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                       Six months ended February 28
              -------------------------------------------------------------------------------------
                                                                            1998               1999
              -------------------------------------------------------------------------------------
              Cash paid during the period:
                 Interest                                           $    752,000         $  771,000
                 Income taxes                                       $  1,745,000         $2,380,000
              -------------------------------------------------------------------------------------

              -------------------------------------------------------------------------------------
              Non-cash investing and financing activities:
              -------------------------------------------------------------------------------------
              Details of acquisition
                 Fair value of assets acquired                      $ 31,792,000
                 Liabilities assumed or incurred                      (8,821,000)
                 Value of options issued                              (1,345,000)
              -------------------------------------------------------------------------------------
              Cash paid                                               21,626,000
              Less cash acquired                                       1,300,000
              =====================================================================================
              Net cash used in acquisition                          $ 20,326,000
              =====================================================================================

        The liabilities assumed or incurred ($8,821,000) in the preceeding table includes a $709,000 obligation to acquire Calnetics shares outstanding as of February 28, 1998. At February 28, 1999, the remaining obligation to acquire Calnetics shares was $223,000.

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

        The results of operations of Calnetics have been included in the consolidated results of operations and the consolidated statements of cash flows of the Company since October 28, 1997, the date of the acquisition. The following pro forma financial information presents the results of operations of the continuing businesses of the Company with Calnetics as though the acquisition of Calnetics had been made as of September 1, 1997. Pro forma adjustments have been made to give the effect to the amortization of goodwill, adjustments in depreciation and inventory value, a reduction in redundant operating expense, interest expense related to acquisition debt, the related tax effects and the effect upon basic and diluted earnings per share of the stock options issued in conjunction with the acquisition.

\

                                     Three months ended February 28    Six months ended February 28
---------------------------------------------------------------------------------------------------
                                               1998            1999             1998           1999
---------------------------------------------------------------------------------------------------
Net sales                               $20,410,000     $22,987,000      $42,562,000    $46,258,000
Income from continuing operations       $   880,000     $ 1,353,000      $ 1,854,000    $ 2,759,000
===================================================================================================
Income from continuing operations
    per common share
        basic                                  $.21            $.32             $.45           $.65
        diluted                                $.20            $.30             $.43           $.62
===================================================================================================


        The pro forma results in the preceding table are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at September 1, 1997 or the results which may be achieved in the future.

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

RECENT EVENT
------------

        As previously reported by the Company in its current report on Form 8-K filed March 17, 1999 (the "Form 8-K"), on March 5, 1999 the Company, through a newly formed wholly-owned subsidiary, consummated its purchase of substantially all of the assets of Plastron Industries L.P., a Delaware limited partnership ("Plastron"). Plastron, located in Bensenville, Illinois, is a leading manufacturer of precision thermoplastic parts for wound electronic components such as transformers, relays and coils, known in the industry as coil forms or "bobbins." For the year ended December 31, 1998, Plastron reported sales of $18.2 million. The aggregate purchase price paid for Plastron consisted of (i) $20.0 million in cash, (ii) a four-year warrant exercisable to purchase up to 200,000 shares of the Company's common stock at $11.75 per share valued at $278,000, (iii) investment banking fees consisting of a $125,000 cash payment and 12,000 options to purchase the Company's stock at an average of the high and low trading price of the Company's stock for the 20 days preceding the grant valued at $33,000, and (iv) the assumption of certain liabilities, principally trade payables and accrued obligations of approximately $1.0 million. The purchase price is subject to a one time purchase price adjustment to be calculated comparing Plastron working capital at closing to $1.85 million. The transaction will be accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired amounted to $13,803,000 and will be recorded as goodwill which will be amortized on a straight line basis over 35 years. The funds used for the cash portion of the purchase price were borrowed from the Company's primary lender pursuant to a revised credit facility. See "--Liquidity and Capital Resources--Financing Arrangements" below. Plastron's audited financial statements were previously filed in the Form 8-K. For pro forma financial information relating to this acquisition, see Part II, Item 5 "Other Information--Acquisition" below.

        Following consummation of the acquisition, the Company sold to certain management employees of Plastron 24,267 restricted shares of the Company's common stock at a recent market price, and granted to certain employees of Plastron non-statutory stock options to acquire 43,250 shares of the Company's common stock at the same recent market price, which will vest based on the percentage obtained by dividing the cumulative net income of Plastron after closing by $3.0 million, or fully in nine years.

RESULTS OF OPERATIONS
---------------------

        The following table sets forth certain income information for the Company's continuing operations as a percent of sales for the three-month and six-month periods ended February 28, 1998 and 1999, and the Company's effective income tax rate during those periods.

                                            Three months ended February 28      Six months ended February 28
------------------------------------------------------------------------------------------------------------
                                                    1998             1999             1998             1999
------------------------------------------------------------------------------------------------------------
Net sales.......................................   100.0%           100.0%           100.0%           100.0%
Cost of sales...................................    70.8%            68.4%            70.0%            68.6%
                                                   -----            -----            -----            -----
Gross profit....................................    29.2%            31.6%            30.0%            31.4%
S,G & A and other expenses......................    19.7%            20.4%            20.2%            20.0%
                                                   -----            -----            -----            -----
Operating income from continuing operations.....     9.5%            11.2%             9.8%            11.4%
Interest expense, net...........................     2.2%             1.6%             1.8%             1.6%
                                                   -----            -----            -----            -----
Income from continuing operations before tax....     7.3%             9.6%             8.0%             9.8%
Provision for income taxes......................     3.0%             3.7%             3.3%             3.8%
                                                   -----            -----            -----            -----
Income from continuing operations...............     4.3%             5.9%             4.7%             6.0%
                                                   =====            =====            =====            =====
Effective tax rate..............................    40.5%            38.5%            41.1%            38.9%

        Sales for the second quarter, ended February 28, 1999, increased $2,577,000, or 13%, compared to the same period in the prior year due to acquisitions and growth in the same business sales of 6%.

        Sales for the six months ended February 28, 1999 increased $9,414,000, or 26%, primarily due to acquisitions and due to growth in the same business sales of 3%.

        Gross profit for the second quarter increased $1,295,000, or 22%, primarily due to growth and the effects of acquisitions. The gross profit percentage increased from 29.2% to 31.6% as a result of the benefit of increased volumes, the effect of blending recently acquired operations at typically higher margins and cost reduction initiatives.

        Gross margins for the six months ended February 28, 1999 increased $3,476,000, or 31%, from the comparable prior year period primarily due to the effects of acquisitions. The gross profit percentage increased from 30.0% to 31.4% as a result of the one-time acquisition accounting effects in the prior year first quarter, the benefit of increased volumes, cost reduction initiatives and the benefit of blending recently acquired operations at typically higher margins.

        Operating expenses for the second quarter increased $659,000, or 16%, from the comparable prior year quarter primarily due to the inclusion of the operating expenses of the recently required operations. As a percentage of sales, operating expenses increased from 19.8% to 20.4%, primarily because recently acquired operations typically operated with higher percentage operating expenses. Operating margin increased from 9.5% to 11.2% as a result of the changes in gross margin and operating expenses discussed above.

        Operating expenses for the six months ended February 28, 1999 increased $1,832,000, or 25%, from the comparable prior year period primarily due to the inclusion of the operating expenses of recently acquired operations, but as a percentage of sales, decreased from 20.2% to 20.0%. Operating margin for the six month period increased from 9.8% to 11.4% as a result of the changes in gross margin and operating expenses discussed above.

        Net interest expense for the quarter ended February 28, 1999 decreased $84,000 from the prior year second quarter due to decreased debt levels, a decrease in the Company's weighted average interest rate and interest income on the note received as partial consideration for the sale of GST Industries in June 1998. For the six month period ended February 28, 1999, interest expense increased $95,000 from the comparable prior year period due primarily to increased debt levels related to acquisitions.

        The decrease in the effective tax rate in the current three month and six month periods is primarily due to a lower effective combined state income tax rate.

        The Company's backlog of unfilled orders, believed to be firm, decreased slightly from $7,198,000 at August 31, 1998 to $7,055,000 at February 28, 1999.
Because the length of time between entering an order and shipping the product is typically shorter than one month, backlog levels are not a reliable indicator of future sales volume.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        Working Capital. The Company's working capital at February 28, 1999 was $12,531,000 compared to $10,854,000 at August 31, 1998. The change was primarily attributable to seasonal inventory growth and increased receivables related to seasonal and other sales increases in the latter half of the second quarter.

        Financing Arrangements. The Company has several debt relationships in place as described below. Substantially all of the Company's assets are pledged to secure debt. The term debt and revolving line of credit require compliance with various bank covenants.

        Summary of the Company's debt at February 28, 1999:

                                                                          Weighted
                                                                           Average     Additional
               Description of Debt                         Balance   Interest Rate   Availability
               ----------------------------------------------------------------------------------
               Bank term loan........................  $ 9,157,000            7.1%    $        --
               Bank line of credit...................    4,700,000            6.7%      9,338,000
               Bank acquisition line.................           --             --%      5,000,000
               Industrial revenue bonds and other....    5,928,000            6.3%        780,000
                                                       -----------            ---     -----------
               Total debt............................  $19,785,000            6.7%    $15,118,000
                                                       ===========            ===     ===========

        In connection with the Company's acquisition of Plastron on March 5, 1999, (see "Recent Event" preceding), the Company entered into revised credit facilities consisting of a new $12,000,000 term loan, an existing term loan with a balance of $9,157,000 as of February 28, 1999 and a revolving line of credit of up to $17,000,000 depending upon the amount of eligible collateral. The revolving line of credit expires in December 2001 and the term loans mature in 2004.

        Summary of Company's debt at March 5, 1999:

                                                                         Estimated
                                                        Balance at   Third Quarter     Additional
               Description of Debt                   March 5, 1999   Interest Rate   Availability
               ----------------------------------------------------------------------------------
               Bank term loans.....................    $21,030,000            7.9%     $       --
               Bank line of credit.................     12,200,000            7.5%      1,800,000
               Industrial revenue bonds and other..      5,928,000            6.3%        780,000
                                                       -----------            ----     ----------
               Total debt..........................    $39,158,000            7.5%     $2,580,000
                                                       ===========            ====     ==========

        In connection with the revised credit facilities, the margin over the base rate charged to the Company by its primary lender was increased by approximately 0.75%. Interest rates are subject to reduction as the Company reduces its debt and achieves certain financial milestones.

        The Company announced a stock buy-back program September 28, 1998 which authorized the Company to purchase its common stock in an aggregate amount of up to $2,000,000. During the first quarter, the Company repurchased and retired 18,000 shares of its common stock in block trades, at an average price of $8.48 per share. There were no repurchases during the second quarter.

        Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned capital expenditures and debt service for the next twelve months. The Company has a strategy of growth by acquisition. In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed. The Company has 10,000,000 shares of common stock authorized, of which 4,265,683 shares were outstanding at February 28, 1999 and 5,000,000 shares of "blank check" preferred stock authorized of which none is outstanding. The Company could issue additional shares of common or preferred stock to raise funds.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

        The Company encounters lawsuits from time to time in the ordinary course of business and, at February 28, 1999, the Company or its affiliates were parties to several civil lawsuits. Any losses that the Company may suffer from current or future lawsuits, and the effect such litigation may have upon the reputation and marketability of the Company's products, could have a material adverse impact on the results of future operations, the financial condition and prospects of the Company.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

        None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES
---------------------------------------

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

        At the Company's Annual Meeting of Stockholders held on December 10, 1998, the stockholders approved a proposal to adopt the Company's 1999 Stock Option Plan under which options to purchase up to 500,000 shares of the Company's Common Stock may be granted over a period of up to ten years.

        In addition, incumbent directors Coalson C. Morris, James R. Swartwout and Byron C. Roth were reelected to the Board of Directors of the Company to serve as one Class of the Board of Directors for a three year term and until their successors are elected and qualified.

ITEM 5.   OTHER INFORMATION
---------------------------

ACQUISITION

               SUMMA AND PLASTRON PRO FORMA FINANCIAL INFORMATION

                                SUMMA INDUSTRIES
         UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited pro forma condensed consolidated financial statements reflect the acquisition by a wholly-owned subsidiary of the Company of the assets and operations of Plastron Industries L.P. The transaction will be accounted as a purchase by the Company of the net assets of Plastron Industries L.P.

The unaudited pro forma condensed consolidated balance sheet is based upon the Company's unaudited consolidated balance sheet at February 28, 1999 and Plastron Industries L.P's historical audited balance sheet as of December 31, 1998, and is presented as if the transaction had been consummated on February 28, 1999.

The unaudited pro forma condensed consolidated statement of income for the year ended August 31, 1998 gives effect to the purchase of the net assets and operations of Plastron Industries L.P. as if the transaction had occurred at September 1, 1997, the beginning of the Company's fiscal year ended August 31, 1998. The unaudited pro forma condensed consolidated statement of income combines the audited income statement of the Company for the year ended August 31, 1998 and the audited income statement of Plastron Industries L.P. for the year ended December 31, 1998, adjusted to conform to the Company's fiscal year end.

The unaudited pro forma condensed consolidated statement of income for the six month period ended February 28, 1999 gives effect to the purchase of the net assets and operations of Plastron Industries L.P. as if the transaction had occurred at September 1, 1998, the beginning of the six month period. The unaudited pro forma condensed consolidated statement of income combines the unaudited income statement of the Company for the six months ended February 28, 1999 and the unaudited income statement of Plastron Industries L.P., adjusted to conform to the six month period ended February 28, 1999.

The pro forma adjustments are based upon available information and upon certain assumptions which the management of the Company believes are reasonable. However, the unaudited pro forma condensed consolidated financial statements do not purport to be indicative of the results which would have been achieved if the transaction had been completed on the respective dates above or of results which may be achieved in the future.

                                SUMMA INDUSTRIES

           PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                February 28, 1999


                                                                                     Pro forma
                                        Summa      Plastron    Adjustments            Combined
                                  -----------   -----------    -----------         -----------
ASSETS

Current assets:
   Cash and cash equivalents      $   324,000   $   270,000    $  (270,000)(1)     $   324,000
   Accounts receivable             13,745,000     1,887,000        (15,000)(2)      15,617,000
   Inventories                      9,964,000       947,000        146,000 (3)      11,057,000
   Prepaid expenses and other       1,376,000        26,000         37,000 (4)       1,439,000
                                  -----------   -----------    -----------         -----------
       Total current assets        25,409,000     3,130,000       (102,000)         28,437,000
                                  -----------   -----------    -----------         -----------
Property, plant and equipment      28,959,000     7,249,000     (2,350,000)(5)      33,858,000
   Less accumulated depreciation    8,923,000      (414,000)       414,000 (6)       8,923,000
   Net property, plant and
        equipment                  20,036,000     6,835,000     (1,936,000)         24,935,000
                                  -----------   -----------    -----------         -----------
Other assets                        1,016,000     1,025,000     (1,025,000)(7)       1,016,000
Goodwill and other intangibles     17,942,000            --     13,803,000 (8)      31,745,000
                                  -----------   -----------    -----------         -----------
        Total assets              $64,403,000   $10,990,000    $10,740,000         $86,133,000
                                  ===========   ===========    ===========         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable               $ 5,083,000   $   905,000    $   410,000 (9)     $ 5,988,000
   Accrued liabilities              4,765,000       517,000       (412,000)(10)      5,280,000
   Current maturities of            3,030,000       550,000       (550,000)(11)      6,030,000
      long-term debt                                             3,000,000 (12)
   Due to seller                           --       446,000       (446,000)(10)             --
                                  -----------   -----------    -----------         -----------
    Total current liabilities      12,878,000     2,418,000      2,002,000          17,298,000
Long-term debt, net of current     16,755,000     4,400,000     (4,400,000)(11)     33,755,000
maturities                          3,857,000       250,000     17,000,000 (12)      3,857,000
Other long term liabilities                                       (250,000)(10)
                                  -----------   -----------    -----------         -----------
       Total liabilities           33,490,000     7,068,000     14,352,000          54,910,000
                                  -----------   -----------    -----------         -----------
Stockholders' equity

   Common stock                    18,541,000            --        310,000 (13)     18,851,000
   Retained earnings               12,372,000            --             --          12,372,000
   Partners' equity                        --     3,922,000     (3,922,000)(14)             --
                                  -----------   -----------    -----------         -----------
      Total stockholders' equity   30,913,000     3,922,000     (3,612,000)         31,223,000
                                  -----------   -----------    -----------         -----------
       Total liabilities and
           stockholders' equity   $64,403,000   $10,990,000    $10,740,000         $86,133,000
                                  ===========   ===========    ===========         ===========

                                SUMMA INDUSTRIES

        PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                       For the Year Ended August 31, 1998

                                 Historical    Historical      Pro forma            Pro forma
                                      Summa      Plastron    Adjustments             Combined
                                -----------   -----------    -----------         ------------
Net sales                       $85,704,000   $18,131,000     $       --         $103,835,000
                                -----------   -----------     ----------         ------------

Cost and expenses:
   Cost of sales                 59,197,000    13,865,000        267,000 (15)      73,329,000
   Selling and administrative
      and other operating
      expense                    17,127,000     2,190,000        394,000 (16)      18,777,000
                                                                (934,000)(17)
   Interest expense               1,607,000       552,000        851,000 (18)       3,010,000
                                -----------   -----------     ----------         ------------

       Total cost and expenses   77,931,000    16,607,000        578,000           95,116,000
                                -----------   -----------     ----------         ------------
Income from continuing
  operations before provision
  for taxes                       7,773,000     1,524,000       (578,000)           8,719,000


Provision for income taxes        3,215,000         2,000        367,000 (19)       3,584,000
                                -----------   -----------     ----------         ------------
Income from continuing
  operations                    $ 4,558,000   $ 1,522,000     $ (945,000)        $  5,135,000
                                ===========   ===========     ==========         ============
Income per common and
  equivalent share from
  continuing operations               $1.03                                             $1.16
                                ===========                                      ============
Weighted average shares
  outstanding - diluted           4,420,000                                         4,420,000
                                ===========                                      ============

The pro forma condensed consolidated financial statements are adjusted as follows:

        (1)  To eliminate cash retained by seller.
        (2)  Adjustment to allowance for doubtful accounts receivable.
        (3) Fair market value adjustment of work in process and finished goods inventories to eliminate manufacturing profit and selling costs.
        (4)  To record deferred taxes.
        (5) Adjustment of property, plant and equipment to estimated fair value.
        (6)  To reset accumulated depreciation of acquired assets to zero.
        (7)  To delete other assets not acquired.
        (8) To record goodwill for the excess of purchase price over the fair value of net assets acquired.
        (9)  To accrue transaction fees and other costs.
        (10) To delete liabilities not acquired and to reflect adjustment to agreed working capital level.
        (11) To delete debt not acquired.
        (12) To reflect debt incurred in acquisition of Plastron.
        (13) To record value assigned to warrants and stock options issued.
        (14) To delete former owner equity.
        (15) To charge cost of sales with write-up of inventory to fair value and increase in depreciation expense due to change to fair value and remaining lines.
        (16) To reflect amortization of goodwill created in purchase accounting, assuming useful life of 35 years.
        (17) To delete non-recurring and former owner expenses.
        (18) To reflect increase in interest expense on net debt incurred.
        (19) To reflect tax at statutory rates on Plastron pre-tax income and tax effect on adjustments.

                                SUMMA INDUSTRIES

        PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                   For the Six Months Ended February 28, 1999

                                       Historical      Historical         Pro forma           Pro forma
                                            Summa        Plastron       Adjustments            Combined
                                       ----------      ----------       -----------         -----------
Net sales                             $46,258,000      $8,574,000       $        --         $54,832,000
                                      -----------      ----------       -----------         -----------

Cost and expenses:
   Cost of sales                       31,732,000       6,305,000           227,000 (15)     38,264,000
   Selling and administrative and
      other operating expense           9,264,000       1,151,000           197,000 (16)     10,041,000
                                                                           (571,000)(17)
   Interest expense                       748,000         205,000           435,000 (18)      1,388,000
                                      -----------      ----------        ----------         -----------
       Total cost and expenses         41,744,000       7,661,000           288,000          49,693,000
                                      -----------      ----------        ----------         -----------
Income from continuing operations
   before provision for taxes           4,514,000         913,000         (288,000)           5,139,000


Provision for income taxes              1,755,000           8,000           236,000 (19)      1,999,000
                                      -----------      ----------        ----------         -----------
Income from continuing operations     $ 2,759,000      $  905,000        $ (524,000)        $ 3,140,000
                                      ===========      ==========        ==========         ===========
Income per common and equivalent
   share from continuing operations          $.62                                                  $.71
                                      ===========                                           ===========
 Weighted average shares
   outstanding - diluted                4,439,000                                                 4,439,000
                                      ===========                                               ===========

        The pro forma condensed consolidated statement of income or the six month period ended February 28, 1999 is adjusted as follows:

        (15) To charge cost of sales will write-up of inventory of fair value and increase in depreciation expense due to change to fair value and remaining lives.
        (16) To reflect amortization of goodwill created in purchase accounting, assuming useful life of 35 years.
        (17) To delete non-recurring and former owner expenses.
        (18) To reflect increase in interest expense on net debt incurred.
        (19) To reflect tax at statutory rates on Plastron pre-tax income and tax effect on adjustments.

ENVIRONMENTAL
-------------

               Prior to October 1986, a previously owned business unit of one of the Company's subsidiaries operated a facility on property within an area subsequently designated as a federal Superfund site. The Company learned that hazardous substances have been detected in the subsurface of the property and that the current owner has been requested by a state agency to undertake additional investigation at the property. The Company is also aware that the property has been subject to a general notice letter issued by the United States Environmental Protection Agency under the federal Superfund law. The Company, as the successor to one of several prior tenants of the property, may be held responsible for the contamination at the site regardless of whether its subsidiary caused the contamination. The Company does not believe it is responsible for any contamination at the property, and has not been notified or contacted by any governmental authority in that regard, nor named in any proceeding relating to the property. However, if the Company were held liable under federal Superfund law, or other environmental law, or had to defend itself against such a claim, the consequences could be material to the Company's financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

           (A) EXHIBITS.

               27.1   Financial Data Schedule

           (B) CURRENT REPORTS ON FORM 8-K.

               Subsequent to the end of the fiscal quarter, the Company filed a current report on Form 8-K on March 17, 1999.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 2, 1999.

                                SUMMA INDUSTRIES

/s/ James R. Swartwout                             /s/ Trygve M. Thoresen
-------------------------------------              -----------------------------
James R. Swartwout                                 Trygve M. Thoresen
President and Chief Financial Officer              Vice President and Secretary

                                 EXHIBIT INDEX

              Exhibit
              Number               Description
              -------              -----------

               27.1                Financial Data Schedule