Form 10-Q
period 1999-05-31
SUMMA INDUSTRIES
filed 1999-06-21
CIK 62262

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         For the Quarterly Period Ended
                                  MAY 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


The number of shares of common stock outstanding as of May 31, 1999 was 4,299,826.

                                SUMMA INDUSTRIES

                                      INDEX


         PART I - FINANCIAL INFORMATION                                                                                  Page
         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets -
                  August 31, 1998 and May 31, 1999 (unaudited) ...........................................................3

                  Condensed Consolidated Statements of Income (unaudited) -
                  three months and nine months ended May 31, 1998 and 1999................................................4

                  Condensed Consolidated Statements of Cash Flows (unaudited) -
                  nine months ended May 31, 1998 and 1999.................................................................5

                  Notes to Condensed Consolidated Financial Statements (unaudited)....................................... 6

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations........................................................8

         PART II - OTHER INFORMATION.....................................................................................12

         Item 1.  Legal Proceedings......................................................................................12
         Item 2.  Changes in Securities..................................................................................12
         Item 3.  Default upon Senior Securities.........................................................................12
         Item 4.  Submission of Matters to a Vote of Security Holders....................................................12
         Item 5.  Other Information......................................................................................12
         Item 6.  Exhibits and Reports on Form 8-K.......................................................................13

         Signature Page..................................................................................................13


                                SUMMA INDUSTRIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         August 31, 1998           May 31, 1999
 ASSETS                                                                                                             (unaudited)
 ------------------------------------------------------------------------------------------------------------------------------
 Current assets:
     Cash and cash equivalents                                                                  $293,000               $291,000
     Accounts receivable                                                                      12,975,000             17,020,000
     Inventories                                                                               9,392,000             11,607,000
     Prepaid expenses and other                                                                1,439,000              1,385,000
 ------------------------------------------------------------------------------------------------------------------------------
        Total current assets                                                                  24,099,000             30,303,000
 ------------------------------------------------------------------------------------------------------------------------------
 Property, plant and equipment                                                                27,796,000             34,596,000
    Less accumulated depreciation                                                              7,132,000              9,964,000
 ------------------------------------------------------------------------------------------------------------------------------
         Net property, plant and equipment                                                    20,664,000             24,632,000
 ------------------------------------------------------------------------------------------------------------------------------
 Other assets                                                                                  1,006,000              1,022,000
 Goodwill and other intangibles, net                                                          18,214,000             31,968,000
 ------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                          $63,983,000            $87,925,000
 ==============================================================================================================================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------------------------------------------------------------------------------------------------
 Current liabilities:
    Accounts payable                                                                          $5,299,000             $6,669,000
    Accrued liabilities                                                                        5,279,000              6,624,000
    Current maturities of long-term debt                                                       2,667,000              6,129,000
 ------------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                              13,245,000             19,422,000
 ------------------------------------------------------------------------------------------------------------------------------
 Long-term debt, net of current maturities                                                    18,675,000             31,195,000
 Other long-term liabilities                                                                   3,945,000              3,905,000
 ------------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                      35,865,000             54,522,000
 ------------------------------------------------------------------------------------------------------------------------------
 Stockholders' equity:
    Common stock, par value $.001; 10,000,000 shares authorized;
          issued and outstanding: 4,257,307 at August 31, 1998 and
          4,299,826 at May 31, 1999                                                           18,505,000             19,151,000
    Retained earnings                                                                          9,613,000             14,252,000
 ------------------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                             28,118,000             33,403,000
 ------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and stockholders' equity                                            $63,983,000            $87,925,000
 ==============================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                                SUMMA INDUSTRIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                              Three months ended May 31               Nine months ended May 31
------------------------------------------------------------------------------------------------------------------------------
                                                              1998                 1999                 1998              1999
------------------------------------------------------------------------------------------------------------------------------
Net sales                                              $23,854,000          $30,203,000          $60,698,000       $76,461,000
Cost of sales                                           16,377,000           20,974,000           42,121,000        52,706,000
------------------------------------------------------------------------------------------------------------------------------
Gross profit                                             7,477,000            9,229,000           18,577,000        23,755,000
Selling, general, administrative and other
    expenses                                             4,649,000            5,394,000           12,131,000        14,658,000
------------------------------------------------------------------------------------------------------------------------------
Operating income from continuing operations              2,828,000            3,835,000            6,446,000         9,097,000
Interest expense                                           506,000              798,000            1,159,000         1,546,000
------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before
    provision for taxes                                  2,322,000            3,037,000            5,287,000         7,551,000
Provision for income taxes                                 988,000            1,157,000            2,207,000         2,912,000
------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                        1,334,000            1,880,000            3,080,000         4,639,000
Income from discontinued operations, net of the
   effect of income tax                                     66,000                  ---              299,000               ---
------------------------------------------------------------------------------------------------------------------------------
Net income                                              $1,400,000           $1,880,000           $3,379,000        $4,639,000
==============================================================================================================================
Earnings per common share
------------------------------------------------------------------------------------------------------------------------------
Basic
       Continuing operations                                  $.32                 $.44                 $.74             $1.09
       Discontinued operations                                $.01                 $---                 $.07             $ ---
       Net income                                             $.33                 $.44                 $.81             $1.09

==============================================================================================================================
Diluted
       Continuing operations                                  $.30                 $.42                 $.70             $1.04
       Discontinued operations                                $.01                 $---                 $.07             $ ---
       Net income                                             $.31                 $.42                 $.77             $1.04
==============================================================================================================================
Weighted average common shares outstanding
       Basic                                             4,244,000            4,289,000            4,181,000         4,269,000
       Diluted                                           4,502,000            4,481,000            4,406,000         4,453,000
------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                SUMMA INDUSTRIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                      Nine months ended May 31
 -----------------------------------------------------------------------------------------------------------------------------
                                                                                                    1998                  1999
 -----------------------------------------------------------------------------------------------------------------------------
 Operating activities:
 Net income                                                                                   $3,379,000            $4,639,000
 -----------------------------------------------------------------------------------------------------------------------------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                              2,357,000             2,881,000
     Amortization                                                                                363,000               507,000
     Loss (gain) on disposition of property, plant and equipment                                 117,000               (12,000)
     Net change in assets and liabilities, net of effects of
       acquisitions:                                                                          (1,591,000)           (1,987,000)
        Accounts receivable                                                                     (474,000)             (895,000)
        Inventories                                                                               73,000               146,000
        Prepaid expenses and other assets                                                        130,000              (222,000)
        Accounts payable                                                                         350,000               691,000
        Accrued liabilities
 -----------------------------------------------------------------------------------------------------------------------------
           Total adjustments                                                                   1,325,000             1,109,000
 -----------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                            4,704,000             5,748,000
 -----------------------------------------------------------------------------------------------------------------------------
 Investing activities:
 Acquisition of businesses (Note 5)                                                          (22,859,000)          (20,130,000)
 Purchases of property and equipment                                                          (2,072,000)           (1,953,000)
 Proceeds from sale of equipment                                                                   6,000                15,000
 Net decrease in unexpended revenue bond proceeds                                                371,000                   ---
 -----------------------------------------------------------------------------------------------------------------------------
          Net cash (used in) investing activities                                            (24,554,000)          (22,068,000)
 -----------------------------------------------------------------------------------------------------------------------------
 Financing activities:
 Net proceeds from line of credit                                                              6,865,000             7,908,000
 Proceeds from issuance of long-term debt                                                     13,500,000            13,227,000
 Payments on long-term debt                                                                   (4,380,000)           (5,153,000)
 Proceeds from the exercise of stock options                                                     864,000               489,000
 Purchases of common stock                                                                           ---              (153,000)
 -----------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                           16,849,000            16,318,000
 -----------------------------------------------------------------------------------------------------------------------------
 Net decrease in cash and cash equivalents                                                    (3,001,000)               (2,000)
 Cash and cash equivalents, beginning of period                                                3,020,000               293,000
 -----------------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents, end of period                                                        $19,000              $291,000
 =============================================================================================================================


See accompanying notes to condensed consolidated financial statements.

                                SUMMA INDUSTRIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements of Summa Industries (the "Company"), some of which are unaudited, have been condensed in certain respects and should, therefor, be read in conjunction with the audited financial statements and notes related thereto contained in the Company's Annual Report on Form 10-K for the year ended August 31, 1998. In the opinion of the Company, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. The results of operations for the nine months ended May 31, 1999 are not necessarily indicative of the results to be expected for the full year ending August 31, 1999.

2.       INVENTORIES

         Inventories were as follows:

                                        August 31, 1998             May 31, 1999
                                        ---------------             ------------

Finished goods ...............              $ 3,611,000              $ 4,816,000
Work in process ..............                  111,000                  261,000
Materials and parts ..........                5,670,000                6,530,000
                                            -----------              -----------
                                            $ 9,392,000              $11,607,000
                                            ===========              ===========

3.      DILUTED EARNINGS PER SHARE

        Diluted earnings per share were calculated using the "treasury stock" method as if dilutive stock options had been exercised and the funds were used to purchase common shares at the average market price during the period.

                                                          Three months ended May 31              Nine months ended May 31
                                                            1998               1999               1998               1999
                                                            ----               ----               ----               ----
Weighted average shares outstanding - basic .          4,244,000          4,289,000          4,181,000          4,269,000
Effect of dilutive securities:
   Impact of common shares to be issued under
      stock option plans ....................            258,000            192,000            225,000            184,000
                                                       ---------          ---------          ---------          ---------
Weighted average shares outstanding - diluted          4,502,000          4,481,000          4,406,000          4,453,000
                                                       =========          =========          =========          =========

4.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                 Nine months ended May 31
                                                              1998                   1999
                                                              ----                   ----
Cash paid during the period:
   Interest ................................          $  1,198,000           $  1,419,000
                                                      ============           ============
   Income taxes ............................          $  2,052,000           $  2,918,000
                                                      ============           ============
Non-cash investing and financing activities:
Details of acquisitions
   Fair value of assets acquired ...........          $ 37,317,000           $ 22,660,000
   Liabilities assumed or incurred .........           (11,707,000)            (2,220,000)
   Value of options and warrants issued ....            (1,345,000)              (310,000)
                                                      ------------           ------------
Cash paid ..................................            24,265,000             20,130,000
Less cash acquired .........................            (1,406,000)                   ---
                                                      ------------           ------------
Net cash used in acquisitions ..............          $ 22,859,000           $ 20,130,000
                                                      ============           ============

5.       ACQUISITIONS

         On March 5, 1999, the Company completed the acquisition of substantially all of the assets of Plastron Industries, L.P. ("Plastron"). The aggregate purchase price paid for Plastron consisted of (i) $20.0 million in cash; (ii) a four-year warrant exercisable to purchase up to 200,000 shares of the Company's common stock at $11.75 per share valued at $278,000; (iii) investment banking fees consisting of a $125,000 cash payment and stock options, valued at $33,000; and (iv) the assumption of certain liabilities, principally trade payables and accrued obligations of approximately $2.2 million. The purchase price is subject to a one time purchase price reduction to be calculated comparing Plastron working capital at closing to $1.85 million. The transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired amounted to $14,261,000 and has been recorded as goodwill which is being amortized on a straight line basis over 35 years.

         On May 1, 1998, the Company completed the acquisition of Falcon Belting, Inc. ("Falcon") of Oklahoma City, Oklahoma. The total acquisition cost was $5,125,000, consisting of $2,636,000 in cash and the present value of obligations to make future payments to the former owner of Falcon and liabilities assumed or incurred of $2,489,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to $1,995,000 and has been recorded as goodwill which is being amortized on a straight-line basis over 30 years.

         On October 28, 1997, the Company completed the acquisition of Calnetics Corporation ("Calnetics"). The total acquisition cost was $31,792,000, consisting of cash due to former Calnetics shareholders of $22,335,000, acquisition costs of $50,000, liabilities assumed or incurred of $8,062,000 and an estimated fair value of $1,345,000 for stock options issued in conjunction with the transaction, primarily replacement options issued to Calnetics employees who continued with the Company. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to $13,974,000 and has been recorded as goodwill which is being amortized on a straight-line basis over 40 years.

         The results of operations of Calnetics, Falcon and Plastron have been included in the consolidated results of operations and the consolidated statements of cash flows of the Company since October 28, 1997; May 1, 1998 and March 5, 1999, the respective dates of the acquisitions. The following unaudited pro forma financial information presents the results of operations of the continuing businesses of the Company with Calnetics and Plastron as if they had been acquired as of September 1, 1997. Pro forma adjustments have been made to give effect to the amortization of goodwill, adjustments in depreciation and inventory value, a reduction in redundant operating expense, interest expense related to acquisition debt, the related tax effects and the effect upon basic and diluted earnings per share of the stock options issued in conjunction with the acquisitions. The following unaudited pro forma financial information does not include adjustments to give effect to the Falcon acquisition as such adjustments would not be material.

                                                                Three months ended May 31            Nine months ended May 31
                                                                     1998            1999               1998             1999
                                                                     ----            ----               ----             ----
Net sales ..........................................          $28,160,000     $30,203,000        $80,015,000      $85,527,000
Income from continuing operations ..................            1,398,000       1,880,000          3,887,000        4,962,000
 Income from continuing operations per common share:
              basic ................................                 $.33            $.44               $.86            $1.16
              diluted ..............................                 $.31            $.42               $.81            $1.11

         The pro forma results in the preceding table are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at September 1, 1997 or the results which may be achieved in the future.

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

         The Company designs and manufactures injection-molded plastic optical components for OEM customers in the lighting industry; molded plastic modular conveyor belt and chain for the food processing industry; engineered plastic fittings, valves, filters and tubing for the agricultural irrigation industry; thermoplastic coil forms for electrical device manufacturers; and other molded and extruded plastic components for diverse industries. Growth has been achieved by acquisition, development of new products and expansion of the Company's sales organization. There can be no assurance that the Company will be able to continue to consummate acquisitions, develop new products or expand sales to sustain rates of revenue growth and profitability in future periods comparable to those experienced in the past several years.

          Any future success that the Company may achieve will depend upon many factors, including factors which may be beyond the control of the Company or which cannot be predicted at this time. These factors may include changes in the markets for the products offered by the Company through its operating subsidiaries, increased levels of competition including the entry of additional competitors and increased success by existing competitors, reduced margins caused by competitive pressures and other factors, increases in operating costs including costs of production, supplies, personnel, equipment, import duties and transportation, increases in governmental regulation imposed under federal, state or local laws, including regulations applicable to environmental, labor and trade matters, changing customer profiles and general economic and industry conditions that affect customer demand and sales volume, both domestically and in international markets, the introduction of new products by the Company or its competitors, the need to make material capital expenditures, the timing of the Company's advertising and promotional campaigns, and other factors.

RESULTS OF OPERATIONS

         The following table sets forth certain income information for the Company's continuing operations as a percent of sales for the three-month and nine-month periods ended May 31, 1998 and 1999, and the Company's effective income tax rate during those periods.

                                                  Three months ended May 31        Nine months ended May 31
                                                       1998            1999            1998            1999
                                                       ----            ----            ----            ----
Net sales ..................................          100.0%          100.0%          100.0%          100.0%
Cost of sales ..............................           68.7%           69.4%           69.4%           68.9%
                                                      -----           -----           -----           -----
Gross profit ...............................           31.3%           30.6%           30.6%           31.1%
S,G & A and other expenses .................           19.5%           17.9%           20.0%           19.2%
                                                      -----           -----           -----           -----
Operating income from continuing operations            11.8%           12.7%           10.6%           11.9%
Interest expense, net ......................            2.1%            2.6%            1.9%            2.0%
                                                      -----           -----           -----           -----
Income from continuing operations before tax            9.7%           10.0%            8.7%            9.9%
Provision for income taxes .................            4.1%            3.8%            3.6%            3.8%
                                                      -----           -----           -----           -----
Income from continuing operations ..........            5.6%            6.2%            5.1%            6.1%
                                                      =====           =====           =====           =====
Effective tax rate .........................           42.6%           38.1%           41.7%           38.6%

         Sales for the third quarter ended May 31, 1999 increased $6,349,000, or 27%, compared to the same period in the prior year due to acquisitions and growth in the same business sales of 4%.

         Sales for the nine months ended May 31, 1999 increased $15,763,000, or 26%, from the comparable prior year period primarily due to acquisitions and due to growth in the same business sales of 3%.

         Gross profit for the third quarter increased $4,597,000, or 28%, from the comparable prior year period, primarily due to the effects of acquisitions and sales growth. As a percentage of sales, gross profit decreased from 31.3% to 30.6%, as a result of the blending of newly acquired businesses with historically lower gross margins and a one-time charge to cost of sales of $148,000, or 0.5% of sales, for the write-up of inventories of acquired operations, partially offset by the benefit of increased volume and cost reduction initiatives.

         Gross profit for the nine months ended May 31, 1999 increased $10,585,000, or 25%, from the comparable prior year period, primarily due to the effects of acquisitions. As a percentage of sales, gross profit increased from 30.6% to 31.1%, primarily as a result of the benefit of increased volumes, and cost reduction initiatives.

         Operating expenses for the third quarter increased $745,000, or 16%, from the comparable prior year quarter, primarily due to the inclusion of the operating expenses of recently acquired businesses. As a percentage of sales, operating expenses decreased from 19.5% to 17.9%, because of the blending of newly acquired businesses with historically lower operating expenses and the benefit of increased volumes. Operating margin for the third quarter increased from 11.8% to 12.7%, as a result of the changes in gross margin and operating expenses discussed above.

         Operating expenses for the nine months ended May 31, 1999 increased $2,527,000, or 21%, from the comparable prior year period, primarily due to the inclusion of the operating expenses of recently acquired businesses. As a percentage of sales, operating expenses decreased from 20.0% to 19.2% primarily as a result of the benefit of increased volumes. Operating margin for the nine month period increased from 10.6% to 11.9%, as a result of the changes in gross margin and operating expenses discussed above.

         Net interest expense for the third quarter ended May 31, 1999 increased $292,000 from the prior year third quarter, primarily due to increased debt levels. For the nine month period ended May 31, 1999, interest expense increased $387,000 from the comparable prior year period, due primarily to increased debt levels related to acquisitions.

         The decrease in the effective tax rate in the current three month and nine month periods is due to a lower effective combined state income tax rate and increased foreign sales corporation tax benefit.

         The Company's backlog of unfilled orders, believed to be firm, increased from $7,198,000 at August 31, 1998 to $9,813,000 at May 31, 1999 due
to the inclusion of the backlog of acquired operations and increased bookings. Because the length of time between entering an order and shipping the product is typically shorter than one month, backlog levels are not a reliable indicator of future sales volume.

LIQUIDITY AND CAPITAL RESOURCES

         Working Capital. The Company's working capital at May 31, 1999 was $10,881,000 compared to $10,854,000 at August 31, 1998. Increases in accounts receivable and inventory during the third quarter, primarily due to an acquisition, were offset by increases in the current portion of debt and other current liabilities.

         Financing Arrangements. The Company has several debt relationships in place as described below. Substantially all of the Company's assets are pledged to secure debt. The term debt and revolving line of credit require compliance with various bank covenants.

Summary of the Company's debt at May 31, 1999:

                                                            Weighted Average      Additional
Description of Debt                             Balance        Interest Rate    Availability             Due
-------------------                             -------     ----------------    ------------             ---
Bank line of credit ..............          $10,642,000                 7.4%      $6,358,000            2001
Bank term loans ..................           20,276,000                 7.7%             ---       1999-2004
Industrial revenue bonds and other            6,406,000                 6.4%         780,000       1999-2021
                                            -----------                 ---       ----------
Total debt .......................          $37,324,000                 7.4%      $7,138,000
                                            ===========                 ===       ==========

         Interest rates on bank debt are subject to reduction as the Company achieves certain financial milestones.

         The Company announced a stock buy-back program September 28, 1998 which authorized the Company to purchase its common stock in an aggregate amount of up to $2,000,000. During the first quarter, the Company repurchased and retired 18,000 shares of its common stock in block trades, at an average price of $8.48 per share. There were no repurchases during the second or third quarters.

         Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned capital expenditures and debt service for the next twelve months. The Company has a strategy of growth by acquisition. In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed. The Company has 10,000,000 shares of common stock authorized, of which 4,299,826 shares were outstanding at May 31, 1999 and 5,000,000 shares of "blank check" preferred stock authorized of which none is outstanding. The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company encounters lawsuits from time to time in the ordinary course of business and, at May 31, 1999, the Company or its affiliates were parties to several civil lawsuits. Any losses that the Company may suffer from current or future lawsuits, and the effect such litigation may have upon the reputation and marketability of the Company's products, could have a material adverse impact on the results of future operations, the financial condition and prospects of the Company.

ITEM 2.  CHANGES IN SECURITIES

         On March 31, 1999, following consummation of the acquisition of assets of Plastron Industries, L.P., the Company sold 24,267 restricted shares of the Company's common stock to certain management employees of Plastron, at the then current market price, for a total consideration of $231,800, and granted non-qualified stock options to certain Plastron employees, at the then current market price. The options will vest based on the percentage obtained by dividing the cumulative net income of Plastron after March 5, 1999 by $3.0 million, or fully in nine years.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS.

             4.1 Warrant dated March 5, 1999 issued by the Company to Plastron Industries, L.P., providing for the issuance from time to time of up to 200,000 shares of the Company's common stock at an exercise price of $11.75 per share, including registration rights.*

            10.1 Amended and Restated Loan Agreement dated March 5, 1999 between the Company and Comerica Bank - California. *

            10.2 Plastron Industries Acquisition Stock Option Plan providing for the issuance of options to purchase up to 200,000 shares of the Company's common stock.*

            27.1  Financial Data Schedule

             --------------------
             * Incorporated by reference from the Company's Form 8-K dated March 5, 1999 relating to the acquisition of Plastron Industries, L.P.

         (b) CURRENT REPORTS ON FORM 8-K.

             Form 8-K dated March 5, 1999 relating to the acquisition of Plastron Industries, L.P. by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 18, 1999.

                                SUMMA INDUSTRIES

/s/ James R. Swartwout                             /s/ Trygve M. Thoresen
----------------------                             ----------------------
James R. Swartwout                                 Trygve M. Thoresen
President and Chief Financial Officer              Vice President and Secretary

                                 EXHIBIT INDEX
                                 -------------

   EXHIBIT
     NO.                      DESCRIPTION
   -------                    -----------

     4.1 Warrant dated March 5, 1999 issued by the Company to Plastron Industries, L.P., providing for the issuance from time to time of up to 200,000 shares of the Company's common stock at an exercise price of $11.75 per share, including registration rights.*

    10.1 Amended and Restated Loan Agreement dated March 5, 1999 between the Company and Comerica Bank - California. *

    10.2 Plastron Industries Acquisition Stock Option Plan providing for the issuance of options to purchase up to 200,000 shares of the Company's common stock.*

    27.1       Financial Data Schedule

--------------------
*    Incorporated by reference from the Company's Form 8-K dated
     March 5, 1999 relating to the acquisition of Plastron
     Industries, L.P.