Form 10-K
period 1999-08-31
SUMMA INDUSTRIES
filed 1999-10-28
CIK 62262

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                            For the fiscal year ended
                                 AUGUST 31, 1999

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

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X    No
            ----      ----

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of registrant's Common Stock held by non-affiliates as of October 15, 1999, based upon the closing price of a share of the Common Stock on The Nasdaq National Market on that date, was $41,467,633. The number of shares of registrant's Common Stock outstanding as of October 15, 1999 was 4,323,687.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on December 13, 1999 to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in
Part III hereof.

                                     PART I

ITEM 1.       BUSINESS.

GENERAL

Summa Industries ("Summa" or the "Company") was incorporated as Southern California Plastics Co. in the State of California in 1942 and subsequently reincorporated in the State of Delaware in 1998. Since 1946, Summa has been a publicly-owned corporation whose Common Stock is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is currently traded on The Nasdaq National Market under the symbol "SUMX". Growth has been achieved by acquisition, development of new products and expansion of the Company's sales organization. Summa designs and manufactures injection-molded plastic optical components for original equipment manufacturer ("OEM") customers in the lighting industry; molded plastic modular conveyor belt and chain for the food processing industry; plastic fittings, valves, filters and tubing for the agricultural irrigation industry; molded plastic coil forms ("bobbins") for use in transformers, motors, relays and switches; extruded plastic sheet with smooth or textured surfaces in various colors and sizes for diverse industrial applications; and other molded and extruded plastic components for diverse industries.

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

HISTORY OF RECENT ACQUISITIONS -- CONTINUING OPERATIONS

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

FALCON BELTING, INC. In May 1998, Summa acquired all of the outstanding capital stock of Falcon Belting, Inc., an Oklahoma corporation ("Falcon"), which manufactures modular plastic conveyor belting used in food processing industries. The operations of Falcon were promptly consolidated with KVP. The total acquisition cost was $5,125,000, consisting of $2,636,000 in cash and the present value of obligations to make future payments to the former owner of Falcon and liabilities assumed or incurred of $2,489,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to $1,870,000 and was recorded as goodwill which is being amortized on a straight-line basis over 30 years.

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

PLASTRON INDUSTRIES, INC. In March 1999, Summa acquired substantially all of the assets of Plastron Industries, L.P. ("Plastron"). The aggregate purchase price paid for Plastron consisted of $19,525,000 in cash; a four-year warrant exercisable to purchase up to 200,000 shares of the Company's common stock at $11.75 per share valued at $278,000; investment banking fees consisting of a $125,000 cash payment and stock options, valued at $32,000; and the assumption of certain liabilities, principally trade payables and accrued obligations of $2,220,000. The transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired amounted to $13,781,000 and has been recorded as goodwill which is being amortized on a straight line basis over 35 years.

BROADVIEW INJECTION MOLDING, INC. In September 1999, Summa acquired substantially all of the assets of Broadview Injection Molding Co., Inc. ("Broadview"). The aggregate purchase price paid for Broadview consisted of $1,640,000 in cash and obligations to make future payments to the former owners of Broadview in the amount of $100,000 plus working capital at closing. The transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. No goodwill was recorded in this transaction.

In evaluating future acquisitions, Summa will endeavor to identify target companies that manufacture plastic components which have a proprietary advantage because of patent protection, brand recognition, unique manufacturing processes or other comparable characteristics. It is anticipated that target companies typically will have been profitable in recent periods, particularly if the acquisition is to be made through the issuance of Summa Common Stock, so that the acquisition will not have an immediate dilutive effect on post-acquisition, consolidated earnings per share. Since it is usually intended that each acquired company will be maintained as a separate operating unit, existing management of each target company will be extensively evaluated in an attempt to ascertain whether such management possesses the capability and compatibility to continue to manage the day to day operations following the acquisition. Perhaps most importantly, Summa will seek to determine that there is a significant likelihood that a sustainable increase in earnings per share within twelve months of the closing can reasonably be expected. For a history of recent divestitures, see
Note 15 in the "Notes to Consolidated Financial Statements" of the Company in this Annual Report on Form 10-K.

Although the existing management of an acquired company typically would be retained to manage day to day operations, it is anticipated that the business of the acquired company could be expanded through the support of Summa's corporate staff. Any such expansion could place a significant strain on Summa's management and resources, require Summa to implement additional operating, marketing and financial controls, and necessitate that Summa hire additional personnel, which could have a significant adverse effect on Summa's operating results. It is also likely that any such acquisition would require Summa to raise additional capital to finance the acquisition or provide working capital to the acquired company. If this additional capital were raised through debt financings, Summa would incur substantial additional interest expense; sales of additional equity to raise the needed capital would dilute, on a pro-rata basis, the percentage ownership of all holders of Summa Common Stock. There can, however, be no assurance that sufficient financing will be available to Summa to continue its acquisition strategy on terms and conditions that are acceptable to Summa.

Continued implementation of the Company's strategy will depend to a significant extent upon the ability of Summa's top management in identifying appropriate candidates for acquisition, negotiating deals acceptable to the Board of Directors and stockholders of the Company, including obtaining acceptable acquisition prices in the current environment of dramatically higher asking prices, and supervising the management of operating subsidiaries. Furthermore, with a focus on businesses which manufacture plastic components, the number of opportunities which meet this acquisition criteria is smaller. In addition, with the increased size of the Company, larger acquisition candidates would have to be sought in the future to sustain the growth rate of Summa, and the number of such candidates is smaller. Competition for such acquisitions may be greater and there is no assurance Summa will be able to successfully compete with larger companies and buyer groups to consummate additional acquisitions. There can be no assurance that the terms upon which a prospective company can be acquired will be favorable to Summa, or that Summa will not encounter unforeseen difficulties and liabilities in connection with any such acquisition.

SEGMENTS; PRODUCTS

Summa manufactures diverse plastic products in two segments:

ENGINEERED POLYMER COMPONENTS

OPTICAL COMPONENTS. Summa's optical components include prismatic lenses, refractors and reflectors molded from clear plastic, which are used in commercial and industrial lighting fixtures and in similar applications such as lighted navigational aids, traffic signals and vehicles. Most of the products are injection molded from specially compounded lighting grade polycarbonate or acrylic. The principal advantages of Summa's injection molded plastic components over more traditional glass or metal components are superior optical performance, lighter weight, and in certain instances, lower cost.

IRRIGATION COMPONENTS. Summa's irrigation components include injection-molded fittings, valves, filters and accessories for drip irrigation systems. The use of drip irrigation systems conserves water and allows more precise control of delivery of water and soluble nutrients to plants than is possible with spray, sprinkler or flood irrigation techniques.

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

WINDING CORES. Summa's winding cores are thermoplastic and thermoset coil forms or "bobbins" used in the manufacture of magnetic devices including transformers, relays, switches, power supplies and small electro motors. These devices are utilized in controls, appliances, vehicles, telecommunications equipment and many other applications.

In addition, the Company molds components for electronic products and miscellaneous parts for diverse industrial and commercial markets.

EXTRUDED PLASTIC PRODUCTS

SHEET. Summa extrudes plastic sheet with smooth or textured surfaces in various colors and sizes for diverse industrial applications.

TUBING. Summa extrudes plastic tubing for use in irrigation and industrial applications.

For financial information by segment, see Note 13 in the "Notes to Consolidated Financial Statements" of the Company in this Annual Report on Form 10-K.

RESEARCH AND DEVELOPMENT

Summa invests significantly in the development of new products and manufacturing processes. Only direct costs associated with tooling for new products are capitalized. All other costs, including salaries and wages of employees involved in research and development, are expensed as incurred.

PRODUCTION

INJECTION MOLDING. Summa's principal manufacturing operation is injection molding of plastic parts. Some products are molded by third-party vendors. Injection molds and tools are made by Summa and outside vendors. Products are made on modern molding machines, which range from 28 to 1500 tons clamping force, using a wide variety of plastic resins. Ancillary equipment and special operations include automatic resin feed systems, insert molding, robotics, painting, vacuum deposition coating with reflective metallic films, assembly, packaging and warehousing.

EXTRUSION. Summa extrudes plastic sheet and tubing products. The Company's sheet products are made of polycarbonate, acrylic and polystyrene, while the tubing is extruded from polyethylene and polyvinylchloride (PVC).

In addition to injection molding and extrusion, Summa performs additional production operations including machining and welding of plastic parts, coating, assembly and testing. Summa operates on a just-in-time basis with many of its customers, and inventories are managed to minimal levels. Three of Summa's manufacturing plants are ISO 9002 registered.

MARKETING AND DISTRIBUTION

Summa manufactures plastic products and components which are generally sold to other manufacturers who incorporate Summa's materials and components in their products, and to businesses which incorporate the Company's products in systems assembled for their own use or for their customers' use. The Company generally considers its customers to be OEM's, "end users" and distributors. Most sales are made directly by employees of the Company, although Summa utilizes several independent manufacturers' representatives and certain sales are made through distribution channels. In recent years, the Company has expanded the size of its direct sales staff substantially and has also increased its export sales, primarily to Europe. The Company distributes its products principally by truck through the use of independent freight entities and, to a lesser extent, by air and sea transport.

Summa's largest three customers accounted for 8.1%, 5.4% and 4.6% of sales in fiscal 1999. The Company has thousands of active accounts including many Fortune 1,000 and large privately held businesses.

RAW MATERIALS

Summa's principal raw material is pelletized plastic resin which is delivered in bulk by truck or in large boxes, typically weighing 1,000 pounds ("Gaylords"). The Company is a large user of resin and does not rely on any single vendor for more than 15% of its raw material. Every material used is available from several vendors. Primary resins used include polycarbonate, acrylic, polystyrene, polyethelyne, polyvinylchloride, polypropylene, acetal and nylon. Principal vendors include Atohaus, Bayer, Continental Polymers, Cyro, Dow, Dupont, GE Plastics, ICI and Union Carbide, among others. The resins used by the Company are crude oil or natural gas derivatives and may be affected to some extent by the supply, demand and price trends in the petroleum industry. The Company did not incur any material shortages or unavailability during fiscal 1999. Although prices were relatively stable during fiscal 1998, during fiscal 1999 there have been several increases in prices for certain types of resin.

BACKLOG AND SEASONALITY

On August 31, 1999, Summa's continuing businesses had a backlog of orders, believed to be firm, in the amount of $9,338,000, as compared to a backlog of $7,198,000 from continuing businesses as of August 31, 1998. The increase is primarily attributable to acquisitions. See "Business -- History of Recent Acquisitions -- Continuing Operations" above. The open order backlog is comprised of orders for components, spare parts and tooling, with scheduled deliveries from September 1999 through fiscal 2001. Because the length of time between entering an order, shipping the product and recording a sale can vary significantly from order to order, backlog levels should not be relied upon as an indicator of future sales volume.

Summa's sales exhibit modest seasonality, principally for its irrigation components. Excluding the effects of growth and acquisitions, the Company would expect sales, as a percentage of fiscal year's sales, to occur approximately as follows:

                Quarter                      Percent of Sales
                -------                      ----------------
              1st quarter.......................        24%
              2nd quarter.......................        24%
              3rd quarter.......................        26%



              4th quarter.......................        26%
                                                       -----
                                                       100%
                                                       =====


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

PATENTS, TRADEMARKS AND LICENSES

The Company owns and licenses many domestic and foreign patents on products which it has developed or acquired that expire on dates ranging to 2016. In addition, several patent applications are currently in process. The extent to which patents provide a commercial advantage or inhibit the development of competing products varies. At August 31, 1999, Summa had 47 effective patents and 8 patent applications pending. The Company does not capitalize expenses related to product development and patent applications. Summa also relies upon common law concepts of confidentiality and trade secrets, as well as economic barriers created by the required investments in tooling and technical personnel and the development of customer relationships, to protect its proprietary products. Summa also has foreign and domestic trade name and trademark registrations covering many of the names and logos which appear on its products which are helpful in enabling the Company to maintain its present competitive position.

ENVIRONMENTAL MATTERS

The Company is subject to various environmental laws and regulations governing air quality, water quality and hazardous waste management and disposal, including such laws and regulations of the federal government and the states of California, Michigan, Oklahoma, Illinois, Florida and Tennessee. The Company does not anticipate that future expenditures for the compliance with such laws and regulations will have a material effect on its capital expenditures or financial condition or, except as set forth below, its results of operations.

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

EMPLOYEES

At August 31, 1999, Summa had 762 employees, including four employees who comprise the Company's corporate staff. None of Summa's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

EXPORT SALES

For information regarding Summa's foreign and domestic operations and export sales by geographic area for the past three fiscal years, see Note 12 in the "Notes to Consolidated Financial Statements" of the Company in this Annual Report on Form 10-K.

ITEM 2.       PROPERTIES.

The Company operates primarily at the following facilities:


   LOCATION                                   SQ. FT.  PRINCIPAL ACTIVITY                 LEASE EXPIRES
   =================================================== ================================== =====================
   Torrance, California                           280  Corporate Office                   Month to Month
   ENGINEERED POLYMER COMPONENTS:
   Charlevoix, Michigan                        94,000  Injection Molding                  Owned
   Charlevoix, Michigan                        27,500  R&D                                Owned
   Dickson, Tennessee                          55,000  Injection Molding                  Owned
   Ontario, California                         30,000  Warehouse, Assembly                Owned
   Ontario, California                         25,000  Warehouse                          December 1999
   Rancho Cordova, California                  48,000  Warehouse, Assembly                February 2001
   Corona, California                          53,000  Injection Molding                  May 2004
   Visalia, California                          4,500  Warehouse, Assembly                December 1999
   Oklahoma City, Oklahoma                     22,000  Warehouse, Assembly                May 2003
   Bensenville, Illinois                       76,500  Injection Molding, Assembly        Owned
   Broadview, Illinois                         24,000  Injection Molding                  Owned
   EXTRUDED PLASTIC PRODUCTS:
   Ontario, California                         72,000  Extrusion, Warehouse               August 2009
   Ontario, California                         20,000  Extrusion, Assembly                Owned
   Winter Haven, Florida                       28,000  Extrusion, Assembly                Owned

In addition, the Company owns 63,000 square feet of factory and office space in Fullerton, California, and 15,000 square feet of office and warehouse space in Charlevoix, Michigan, which are leased to unrelated parties. The Fullerton lease expires in July 2006 and the Charlevoix leases expires in November 2000.

ITEM 3.       LEGAL PROCEEDINGS.

The Company encounters lawsuits from time to time in the ordinary course of business and, at August 31, 1999, the Company and/or its affiliates were parties to several civil lawsuits. Summa does not expect that the resolution of these lawsuits will have a material adverse impact on future results of operations. Certain lawsuits filed against the Company in the past have contained claims not covered by insurance, or sought damages in excess of policy limits, and such claims could be filed in the future. Any losses that Summa may suffer from such lawsuits, and the effect such litigation may have upon the reputation and marketability of Summa's products, could have a material adverse impact on the future results of operations, financial condition and/or prospects of the Company. See also "Business--Environmental Matters" above.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the fiscal year ended August 31, 1999 to a vote of Summa's stockholders, through solicitation of proxies or otherwise.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

RECENT MARKET PRICES

Summa's Common Stock is traded on The Nasdaq National Market under the symbol "SUMX." During the year ended August 31, 1999, the average weekly trading volume was approximately 74,000 shares. The stock markets have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors may adversely affect the market price of Summa's Common Stock for reasons unrelated to Summa's operating performance. The following table sets forth the high and low prices for a share of Summa's Common Stock on The Nasdaq National Market for the periods indicated.


   QUARTER ENDED
                      11/30/97       2/28/98        5/31/98       8/31/98     11/30/98     2/28/99     5/31/99     8/31/99
                      --------       -------        -------       -------     --------     -------     -------     -------
   HIGH                 $10.50        $13.13         $15.00        $12.50       $11.50      $10.50      $12.25      $16.63
   LOW                   $6.13         $9.00         $11.25         $7.00        $7.00       $8.25       $8.75      $10.94

On October 15, 1999, the closing price on The Nasdaq National Market for a share of Summa Common Stock was $12.12.

DESCRIPTION OF SECURITIES

The authorized capital stock of Summa consists of 10,000,000 shares of Common Stock, $.001 par value, and 5,000,000 shares of Preferred Stock, $.001 par value. As of August 31, 1999, 4,313,481 shares of the Company's Common Stock were issued and outstanding and no shares of Preferred Stock had been issued or were outstanding. The number of holders of record of Summa's Common Stock as of August 31, 1999 was 453. In addition, Summa estimates that there are 1,800 additional stockholders whose shares are held in "street name."

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

WARRANTS. As of August 31, 1999, there were warrants outstanding exercisable to purchase up to 200,000 shares of the Company's Common Stock at a price of $11.75 per share. The warrants were issued as partial consideration in the Company's acquisition of Plastron on March 5, 1999. Unless exercised, the warrants expire on March 5, 2003. The warrants possess certain rights, including demand and piggyback registration rights and the right to exercise via a cashless or net exercise under certain circumstances.

ANTI-TAKEOVER DEVICES. In addition to the ability to issue Preferred Stock, Summa's Certificate of Incorporation and Bylaws specifically prohibit cumulative voting and the right of stockholders to call a special stockholders meeting, provide for the classification of the Board of Directors into three classes with one class elected annually, require a two-thirds supermajority stockholder vote to amend certain provisions of the Certificate of Incorporation and Bylaws, and include other provisions which are also likely to delay, discourage or prevent a change in control of Summa not approved by the Board of Directors and the Company's stockholders. Further, neither the Company's Certificate of Incorporation and Bylaws nor Delaware law prohibit the Company from adopting a stockholders' rights plan, or poison pill.

SHARES ISSUABLE UPON EXERCISE OF OPTIONS

As of August 31, 1999, 1,328,715 shares of Summa common stock are issuable upon exercise of options granted and/or available to be granted under its stock option plans and in connection with acquisitions, most of which are registered under the Securities Act. The existence of such stock options may adversely affect the terms on which Summa can obtain additional financing, and the holders of such options can be expected to exercise or convert such options at a time when Summa, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to Summa than those provided by the exercise or conversion of such options.

DIVIDEND POLICY

Summa has not paid a cash dividend since the fiscal year ended August 31, 1983. Summa intends to retain earnings, if any, for use in its business, currently does not intend to pay cash dividends on its Common Stock in the foreseeable future.

RECENT ISSUANCE

On March 31, 1999, following consummation of the acquisition of assets of Plastron, the Company sold 24,267 restricted shares of the Company's common stock to certain management employees of Plastron, at the then current market price, for a total consideration of $231,800, and granted non-qualified stock options to certain Plastron employees, at the then current market price. The options will vest based on the percentage obtained by dividing the cumulative net income of Plastron after March 5, 1999 by $3.0 million, or fully in nine years. The shares were issued without registration pursuant to the exemption from registration provided in Rule 505 of the Securities Act rules and regulations promulgated by the Securities and Exchange Commission.

ITEM 6.       SELECTED FINANCIAL DATA.

The selected financial data set forth below for the three years ended August 31, 1997, 1998 and 1999 have been derived from the audited consolidated financial statements of Summa included elsewhere herein. The selected financial data set forth below for the years ended August 31, 1995 and 1996 have been derived from audited consolidated financial statements of Summa that are not included herein. The selected financial data set forth below should be read in conjunction with those financial statements (including the notes thereto) and with the "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7 below.

                                                                       AT AND FOR THE FISCAL YEARS ENDED AUGUST 31,
                                                                  1995       1996         1997        1998         1999
                                                                 ------------------ ------------------------ ----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF INCOME DATA:
Net sales ...................................................    $  6,567    $  8,124     $ 39,093    $ 85,704    $106,723
Costs and expenses:
   Cost of sales ............................................       3,474       4,339       27,097      59,197      73,947
   Selling, general, administrative, other ..................       2,487       3,174        9,021      17,127      19,898
   Interest, net ............................................          --         (15)         275       1,607       2,280
                                                                 --------    --------     --------    --------    --------
Total costs and expenses of continuing operations ...........       5,961       7,498       36,393      77,931      96,125
                                                                 --------    --------     --------    --------    --------
Income from continuing operations before provision for taxes          606         626        2,700       7,773      10,598
Provision for income taxes ..................................         217         253        1,088       3,215       4,043
                                                                 --------    --------     --------    --------    --------
Income from continuing operations ...........................         389         373        1,612       4,558       6,555
Income from discontinued operations, net of income tax effect         259         195          640         316          --
                                                                 --------    --------     --------    --------    --------
Net income ..................................................    $    648    $    568     $  2,252    $  4,874    $  6,555
                                                                 ========    ========     ========    ========    ========
Earnings per common share:
      Basic
           Continuing operations ............................    $   0.25    $   0.24     $   0.47    $   1.09    $   1.53
            Discontinued operations .........................        0.17        0.12         0.18        0.07          --
            Net income ......................................    $   0.42    $   0.36     $   0.65    $   1.16    $   1.53
                                                                 ========    ========     ========    ========    ========
        Diluted
            Continuing operations ...........................    $   0.25    $   0.23     $   0.46    $   1.03    $   1.46
            Discontinued operations .........................        0.17        0.12         0.18        0.07          --
            Net income ......................................    $   0.42    $   0.35     $   0.64    $   1.10    $   1.46
                                                                 ========    ========     ========    ========    ========
Weighted average number of shares
        Basic ...............................................       1,538       1,565        3,450       4,199       4,278
        Diluted .............................................       1,553       1,603        3,521       4,420       4,488

BALANCE SHEET DATA:
Assets ......................................................    $ 10,756    $ 10,963     $ 35,651    $ 63,983    $ 87,654
Working capital .............................................       1,090       2,423        7,209      10,854      10,326
Long-term debt ..............................................         400         300        5,571      18,675      27,987
Stockholders' equity ........................................    $  7,930    $  8,644     $ 20,965    $ 28,118    $ 35,373

Common shares outstanding ...................................       1,542       1,603        4,099       4,257       4,313

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

Summa manufactures diverse plastic products in two segments: Engineered Polymer Components and Extruded Plastic Products. See "Business -- Segments; Products" above. Summa designs and manufactures injection-molded plastic optical components for OEM customers in the lighting industry; modular plastic conveyor belt and chain for the food processing industry; engineered plastic fittings, valves, filters and tubing for the agricultural irrigation industry; molded plastic coil forms ("bobbins") for use in transformers, motors, relays and switches; extruded plastic sheet with smooth or textured surfaces in various colors and sizes for diverse industrial applications, and other molded and extruded plastic components for diverse industries. See "Business -- Segments; Products" above, "Results of Continuing Operations - Segment Information" below, and Note 13 in the "Notes to Consolidated Financial Statements" of the Company in this Annual Report on Form 10-K.

Growth has been achieved by acquisition, development of new products and expansion of the Company's sales organization. There can be no assurance that Summa will be able to continue to consummate acquisitions, develop new products or expand sales to sustain rates of revenue growth and profitability in future periods comparable to those experienced in the past several years. See "Business--History of Recent Acquisitions -- Continuing Operations" above. Any future success that the Company may achieve will depend upon many factors including factors which may be beyond the control of Summa or which cannot be predicted at this time. These factors may include changes in the markets for the products offered by the Company through its operating subsidiaries, increased levels of competition including the entry of additional competitors and increased success by existing competitors, reduced margins caused by competitive pressures and other factors, increases in operating costs including costs of production, materials, supplies, personnel, equipment, import duties and transportation, increases in governmental regulation imposed under federal, state or local laws, including regulations applicable to environmental, labor and trade matters, changing customer profiles and general economic and industry conditions that affect customer demand and sales volume, both domestically and internationally, the introduction of new products by Summa or its competitors, the need to make material capital expenditures, the timing of the Summa's advertising and promotional campaigns, and other factors.

RESULTS OF CONTINUING OPERATIONS

The following table sets forth certain information derived from Summa's consolidated statements of income from continuing operations as a percentage of sales for the three years ended August 31, 1999, as well as the Company's effective income tax rate for each period presented. For a description of acquisitions during the periods presented, see "Business--History of Recent Acquisitions -- Continuing Operations" above.


                                                        Fiscal Years Ended August 31
                                                        ----------------------------
                                                           1997     1998       1999
                                                           ----     ----       ----
          Net sales ..................................    100.0%    100.0%    100.0%
          Cost of sales ..............................     69.3      69.1      69.3
                                                          -----     -----     -----
          Gross profit ...............................     30.7      30.9      30.7
          S,G, & A and other expense .................     23.1      20.0      18.6
                                                          -----     -----     -----
          Operating income from continuing operations       7.6      10.9      12.1
          Interest expense, net ......................      0.7       1.8       2.2
                                                          -----     -----     -----
          Income from continuing operations before tax      6.9       9.1       9.9
          Provision for income taxes .................      2.8       3.8       3.8
                                                          -----     -----     -----
          Income from continuing operations ..........      4.1%      5.3%      6.1%
                                                          =====     =====     =====

          Effective tax rate .........................     40.3%     41.4%     38.1%

NET SALES. Net sales from continuing operations for the year ended August 31, 1998 increased by $46,611,000, or 119%, over the prior fiscal year, due primarily to the inclusion of sales of several newly acquired operations. See "Business -- History of Recent Acquisitions -- Continuing Operations" above. Comparative trailing twelve months' sales from continuing businesses grew 8% in the Engineered Polymer Components segment, 1% in the Extruded Plastic Product's segment, and 6% on a consolidated basis, in fiscal 1998.

For the year ended August 31, 1999, net sales from continuing operations increased by $21,019,000, or 25%, over the prior fiscal year, due primarily to the inclusion of sales of newly acquired operations. See "Business -- History of Recent Acquisitions -- Continuing Operations" above. Comparative trailing twelve months' sales from continuing businesses grew at 5% in the Engineered Polymer Components segment, declined 5% in the Extruded Plastic Products segment, and grew at 3% on a consolidated basis in fiscal 1999. The decline in sales in the Extruded Plastic Products segment is not apparent from footnote 13 in the "Notes to Consolidated Financial Statements", as the extrusion operations were acquired during fiscal 1998 and results were included for ten months thereof. The decline was attributable to management turnover at a sheet extrusion plant and preparations for the relocation of that plant, which is expected to be completed in the first quarter of fiscal 2000.

COST OF SALES. Cost of sales from continuing operations, for the year ended August 31, 1998, increased by $32,100,000, or 118%, over the prior fiscal year, due primarily to the inclusion of a full twelve months of expenses of several newly acquired operations, and increased sales volume and related expenses for certain of the Company's products due to growth. See "Business -- History of Recent Acquisitions -- Continuing Operations " and "Business -- Segments; Products" above.

For the year ended August 31, 1999, cost of sales from continuing operations increased by $14,750,000, or 25%, over the prior fiscal year, due primarily to the inclusion of expenses of newly acquired operations, and increased sales volume and related expenses. See "Business -- History of Recent Acquisitions -- Continuing Operations" above.

GROSS PROFIT. Gross profit from continuing businesses for the year ended August 31, 1998 increased by $14,511,000 to $26,507,000, an increase of 121% over the level of gross profit generated during the prior fiscal year. The increase in gross profit is due primarily to the inclusion of newly acquired operations, and strong continued growth in the sales of certain of the Company's products. As a percentage of sales, the gross profit margin increased from 30.7% for the year ended August 31, 1997 to 30.9% for the year ended August 31, 1998, due to volume benefits, productivity increases and cost reductions which more than offset the inclusion of sales of several newly acquired operations, which historically had lower margins than those of Summa's other operations. See "Business -- History of Recent Acquisitions -- Continuing Operations" and "Business -- Segments; Products" above.

For the year ended August 31, 1999, gross profit from continuing businesses increased by $6,269,000 to $32,776,000, an increase of 24% over the level of gross profit generated during the prior fiscal year. The increase in gross profit is due primarily to the inclusion of newly acquired operations. As a percentage of sales, the gross profit margin decreased from 30.9% for the year ended August 31, 1998 to 30.7% for the year ended August 31, 1999, due primarily to the inclusion of newly acquired operations, which had historically lower gross margins. See "Business -- History of Recent Acquisitions -- Continuing Operations" above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses from continuing businesses for the year ended August 31, 1998 increased by $8,106,000, or 90%, when compared to such expenses for the prior fiscal year, due primarily to the inclusion of several newly acquired operations, and continued growth in sales and expenses relating to certain of the Company's products. As a percentage of sales, selling, general and administrative expenses decreased from 23.1% to 20.0%, due mostly to the inclusion of several newly acquired operations, which historically had lower operating expenses as a percentage of sales. See "Business -- History of Recent Acquisitions -- Continuing Operations " and "Business -- Segments; Products" above.

For the year ended August 31, 1999, selling, general and administrative expenses from continuing businesses increased by $2,771,000, or 16%, when compared to such expenses for the prior fiscal year, due primarily to the inclusion of several newly acquired operations, and continued growth in sales and expenses. As a percentage of sales, selling, general and administrative expenses decreased from 20.0% to 18.6%, due mostly to the inclusion of several newly acquired operations, which historically had lower operating expenses as a percentage of sales. See "Business --History of Recent Acquisitions -- Continuing Operations" above.

INTEREST EXPENSE, NET. Interest expense increased from $275,000 for the fiscal year ended August 31, 1997 and $1,607,000 for fiscal 1998 to $2,280,000 for fiscal 1999. Interest expense relates primarily to interest on debt owed to the Company's primary lenders pursuant to the borrowing arrangement described in the "Liquidity and Capital Resources" section below. Most of the outstanding borrowings under this arrangement were for acquisitions.

EFFECTIVE TAX RATE. The effective income tax rate, which is a composite of federal and state income taxes, increased from 40.3% in the fiscal year ended August 31, 1997 to 41.4% in the fiscal year ended August 31, 1998, due primarily to non-deductible amortization of goodwill related to acquisitions offset by a lower effective combined state income tax rate. For the fiscal year ended August 31, 1999, the effective tax rate decreased to 38.1%, due primarily to a lower effective combined state income tax rate and increased foreign sales corporation tax benefit.

INCOME FROM CONTINUING OPERATIONS. As a result of the above described changes, income from continuing operations for fiscal 1998 increased by $2,946,000 to $4,558,000, an increase of 183%, over fiscal 1997 and increased by $1,997,000 in fiscal 1999 to $6,555,000, an increase of 44% over fiscal 1998.

INFLATION. Inflation did not have a significant impact on Summa's operations during the past three fiscal years. No significant amount of sales or purchases are made pursuant to fixed price, long-term agreements.

SEGMENT INFORMATION. The following tables set forth the relative contribution of each segment to the sales and operating income of the entire Company and the operating margins of each segment. This data was derived from Summa's consolidated statements of income for the three years ended August 31, 1999.

                        RELATIVE CONTRIBUTION BY SEGMENT

                                                                    1997             1998           1999
                                                                    ----             ----           ----
         Net sales
             Engineered polymer components.....................   100.0%            79.5%          81.3%
             Extruded plastic products.........................      --             20.5           18.7
                                                                 -------          -------        -------
             Consolidated......................................   100.0%           100.0%         100.0%

         Operating profit
             Engineered polymer components.....................   136.3%           103.8%         101.1%
             Extruded plastic products.........................      --             11.2            9.2
             All other.........................................   (36.3)           (15.0)         (10.3)
                                                                  ------           ------         ------
             Consolidated......................................   100.0%           100.0%         100.0%

                           OPERATING MARGIN BY SEGMENT

                                                                    1997             1998           1999
                                                                    ----             ----           ----

             Engineered polymer components.....................    10.4%            14.3%          15.0%
             Extruded plastic products.........................       --             6.0%           5.9%
             Consolidated......................................     7.6%            10.9%          12.1%

From the foregoing discussion and above tables, it is apparent that the Engineered Polymer Component segment comprises approximately 80% of the Company's sales and approximately 90% of the Company's operating profit, and is growing faster than the Extruded Plastic Products segment, a trend which is expected to continue for the operations which currently comprise the Company. See also, Note 13 in the "Notes to Consolidated Financial Statements" of the Company in this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

SOURCE AND USE OF FUNDS. The Company's primary source of liquidity has been cash generated from operating activities and borrowings from third parties. See "Financing Arrangements" below. During the three fiscal years ended August 31, 1999, net cash provided by operating activities was $3,597,000 in 1997, $8,441,000 in 1998 and $11,788,000 in 1999. The improved cash flows for the last three fiscal years are primarily due to inclusion of newly acquired operations and increasing profitability.

Summa's principal uses of cash have been the (i) support of operating activities, (ii) financing of acquisitions of businesses, (iii) investment in capital improvements, and (iv) reduction of debt. Cash used for certain investing activities for the three fiscal years ended August 31, 1999 is summarized in the following table:


                                                                             Fiscal Years Ended August 31,
                                                                             -----------------------------
                                                                     1997            1998             1999
                                                                     ----            ----             ----
          Financing of acquisitions of businesses ..........           $  --     $23,322,000     $19,650,000
          Investment in capital improvements ...............    $  1,626,000     $ 3,033,000     $ 4,153,000
          Capital investment as a % of  depreciation .......           80.1%           94.2%          104.1%

Increased levels of investment are a result of higher new product tooling activity, manufacturing equipment upgrades and new computer systems. Although Summa expects to continue making substantial investments in tooling for new products, at August 31, 1999, Summa was not committed to any outside supplier for major capital expenditures, and believes its present capacity, augmented by anticipated continued investment in new product tooling and equipment, will be sufficient to meet demand for its products. For information relating to acquisitions, see "Business -- History of Certain Acquisitions -- Continuing Operations" above.

WORKING CAPITAL; ASSET UTILIZATION. At fiscal year end August 31, working capital was $7,209,000 in 1997, $10,854,000 in 1998 and $10,326,000 in 1999,
representing an increase in working capital of 51% from 1997 to 1998 and a decrease of 5% from 1998 to 1999. The increase in working capital in fiscal 1998 was primarily due to the inclusion of several additional newly acquired operations. Working capital decreased in 1999 in spite of increases in accounts receivable and inventory associated with acquisitions, due to the increase in the current portion of long-term debt of $3.1 million.

Asset utilization for the three fiscal years ended August 31, 1999 is illustrated in the following table:

                                                                          Fiscal Years Ended August 31,
                                                                          -----------------------------
                                                                    1997           1998             1999
                                                                    ----           ----             ----
         Average working capital turnover.....................      8.1 times      9.5 times       10.0 times
         Average accounts receivable turnover.................     10.2 times      8.8 times        7.4 times
         Average inventory turnover...........................     12.4 times      9.6 times        7.0 times

The downward trend in turnover of accounts receivable and inventory is not a result of changes in operations. It is a result of the blending of newly acquired businesses and, particularly in 1999, the timing of acquisitions during the year.

FINANCING ARRANGEMENTS. Summa has several debt relationships in place as described below. Substantially all of the Company's assets are pledged to secure debt. The term debt and revolving line of credit require compliance with various bank covenants.

Summary of the Company's debt at August 31, 1999:


                                                                                 Weighed Average   Additional
         Description of Debt                                   Balance            Interest Rate    Availability      Due
         -------------------                                   -------            -------------    ------------      ---
         Bank line of credit..............................      $8,016,000              7.6%       $8,814,000           2001
         Bank term loans..................................     $19,017,000              7.7%               --      2000-2004
         Industrial revenue bonds and other...............      $6,748,000              6.5%               --      2000-2021
                                                                -----------             ----
         Total debt.......................................     $33,781,000              7.5%
                                                               ============             ====


Interest rates on bank debt, which are based on Libor and subject to market fluctuation, are subject to reduction as the Company achieves certain financial milestones. See also Note 8 in the "Notes to Consolidated Financial Statements" of the Company in this Annual Report on Form 10-K.

The Company announced a stock buy-back program September 28, 1998, under which it was authorized to purchase its common stock in an aggregate amount of up to $2,000,000. During fiscal 1999, the Company repurchased and retired 18,000 shares of its common stock in block trades, at an average price of $8.48 per share. Additionally, the Company acquired and retired 10,046 shares of its stock at $12.57 per share and 2,084 shares at $14.06 directly from certain former employees who received distributions from the Summa Industries Employee Stock Ownership Plan upon their retirement.

Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned capital expenditures and debt service for the next twelve months. The Company has a strategy of growth by acquisition. In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed. The Company has 10,000,000 shares of common stock authorized, of which 4,313,481 shares were outstanding at August 31, 1999 and 5,000,000 shares of "blank check" preferred stock authorized of which none is outstanding. The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 in the "Notes to Consolidated Financial Statements" in Part IV of this Annual Report on Form 10-K.

YEAR 2000 COMPLIANCE

The Company has analyzed substantially all of its operations to determine Year 2000 status and is currently implementing the procedures necessary to ensure timely Year 2000 compliance. The Company has also identified and contacted its key customers, vendors and suppliers to request confirmation of timely external Year 2000 compliance. Although such survey is not yet complete, to date there are no indications that key customers, vendors or suppliers will be materially affected by Year 2000 related problems.

Each of the Company's facilities utilizes and is dependent upon data processing systems and software to conduct business. The Company has received confirmation from vendors of most of the business software used by the Company that such software is designed to be Year 2000 compliant. Further, for reasons generally unrelated to the Year 2000 issue, the Company has purchased and installed new systems for certain operations at a cost of several hundred thousand dollars. The Company currently anticipates that all internally used software will be Year 2000 compliant in a timely manner. Additionally, various machines and other types of personal property at each facility have computer controls and/or contain integrated circuits that may be affected, and the Company has identified such property to determine Year 2000 compliance. Where necessary, such items are either being repaired or replaced. To date, costs of such repairs and replacements have not been material.

Although, the Company currently believes that it will be internally Year 2000 compliant in all material respects prior to January 1, 2000 and that the effort to achieve Year 2000 compliance has not and will not have a significant impact on the financial condition or results of future operations of the Company, the Company remains concerned that the failure to comply by a relatively small number of large customers and/or vendors, including banking institutions, utilities, telecommunications and transportation companies, could significantly disrupt operations at one or more of the Company's facilities. Summa does not have a formalized Company-wide contingency plan covering worst case scenarios in the event of Year 2000 non-compliance. Any such plan, if and when formalized, would likely include technical contacts, access to backup systems and alternative vendor sources, among other things. See " -- General" above for forward looking statements disclaimer.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's market risk relates to interest rate exposure on long-term borrowings. The Company does not use financial instruments for trading or other speculative purposes. Excess cash is primarily used to pay down the revolving line of credit and bank term loans. Borrowings against the revolving line of credit and bank term loans are at variable interest rates. All other borrowings are at fixed rates.

At August 31, 1999, the Company had $27,033,000 outstanding against the revolving line of credit and bank term loans at variable rates ranging from 7.6 percent to 7.7 percent. Management believes that a hypothetical adverse movement in the interest rates of ten percent of such recent rates would not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.


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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a)  FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS:

     The following documents are either filed herewith or incorporated herein by reference:

         1. FINANCIAL STATEMENTS. The audited consolidated financial statements of Summa as of August 31, 1998 and 1999 and for each of the three years ended August 31, 1999 (including the notes thereto which contain unaudited quarterly financial data for the two-year period ended August 31, 1999), and the report of independent public accountants thereon, are included herein as set forth in the "Index to Financial Statements" set forth below.

         2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules:

                  Schedule II - Valuation and qualifying accounts.

         3. EXHIBITS. The following exhibits to this Annual Report on Form 10-K are either filed herewith or incorporated herein by reference as indicated:


         Exhibit
         Number            Document
         ------            --------
       2.1    Agreement and Plan of Reorganization dated March 19, 1993 by and between the Company and KVP Systems, Inc. relating to the
              acquisition by the Company of KVP(1)
       2.2    Agreement and Plan of Merger dated November 22, 1996 by and among the Company, LexaLite International Corporation and Charlevoix The
              Beautiful, Inc. relating to the acquisition by the Company of
              LexaLite(2)
       2.3    Agreement and Plan of Acquisition dated July 2, 1997 by and between the Company and Calnetics Corporation relating to the acquisition by the Company of Calnetics and its subsidiaries(3)
       2.4    Stock Purchase Agreement and Amendment No. 1 thereto dated April
              8, 1998 and April 24, 1998, respectively, by and among Mr. William
              G. Faulkner, KVP Systems, Inc. and the Company relating to the acquisition by the Company of Falcon Belting, Inc.(4)
       2.5    Stock Purchase Agreement dated June 12, 1998 by and between P&L
              Growth Industries, Inc., a California corporation, and the Company relating to the divestiture by the Company of GST Industries,
              Inc.(4)
       2.6    Asset Purchase Agreement dated February 17, 1999 among Plastron
              Industries, Inc., Plastron Industries L.P., the Company and
              Plastron Management, Inc. relating to the acquisition of Plastron by the Company(5)
       2.7    Asset Purchase Agreement dated August 18, 1999 among Broadview
              Injection Molding, Inc., Broadview Injection Molding Co., Inc.,
              the Cervenka and Hetzel Joint Venture, Marvin E. Hetzel and Joseph
              J. Cervenka relating to the acquisition of Broadview by the
              Company (*)
       3.1    Certificate of Incorporation of the Company(6)
       3.2    Bylaws of the Company(6)
       4.1    Warrant dated March 5, 1999 issued by the Company to Plastron
              Industries, L.P., providing for the issuance from time to time of up to 200,000 shares of the Company's common stock at an exercise price of $11.75 per share, including registration rights(5)
       10.1   Amended and Restated Loan Agreement dated March 5, 1999 between the Company and a group of lenders(5)
       10.2   Subordinated Convertible Promissory Note, Security Agreement and
              Guaranty dated June 26, 1998 by and among P&L Growth Industries,
              Inc., GST Industries, Inc. and the Company relating to the divestiture by the Company of GST Industries, Inc.(4)
       10.3   1991 Stock Option Plan of the Company(7)
       10.4   1995 Stock Option Plan of the Company(8)
       10.5   1999 Stock Option Plan of the Company(9)



       10.6   Employment Agreement dated March 1994 between the Company and
              James R. Swartwout (10)
       10.7   Amendment No. 1 to Employment Agreement between the Company and
              James R. Swartwout dated January 1, 1998(10)
       10.8   Change in Control Agreement dated January 26, 1997 between
              Calnetics Corporation and Trygve M. Thoresen (11)
       21     Subsidiaries of the Registrant(*)
       23     Consent of Arthur Andersen LLP(*)
       27     Financial Data Schedule(*)

---------------------------------
       (1) Incorporated by reference from the exhibits to the Company's Registration Statement on Form S-4 filed with the Commission on May 24, 1993.
       (2) Incorporated by reference from the appendices to the Company's definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders held November 21, 1996.
       (3) Incorporated by reference from the appendices to the Calnetics' definitive Proxy Statement on Schedule 14A for the Special Meeting of Shareholders held October 28, 1997.
       (4) Incorporated by reference from exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1998.
       (5) Incorporated by reference from exhibits to the Company's Current Report on Form 8-K dated March 5, 1999.
       (6) Incorporated by reference from the appendices to the Company's definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders held January 26, 1998.
       (6) Incorporated by reference from exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997.
       (7) Incorporated by reference from exhibits to the Company's Registration Statement on Form S-8 filed with the Commission on April 15, 1993.
       (8) Incorporated by reference from exhibits to the Company's Registration Statement on Form S-8 filed with the Commission on January 30, 1997.
       (9) Incorporated by reference from exhibits to the Company's Registration Statement on Form S-8 filed with the Commission on December 15, 1998.
       (10) Incorporated by reference from exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.
       (11) Incorporated by reference from exhibits to the Calnetics' Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.
       * Filed herewith.

(b) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF THE FISCAL YEAR ENDED AUGUST 31, 1999:

       None.

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Public Accountants..........................................................................F-1
Consolidated Balance Sheets as of August 31, 1998 and 1999........................................................F-2
Consolidated Statements of Income for each of the three years ended August 31, 1997, 1998, 1999...................F-3
Consolidated Statements of Stockholders' Equity for each of the three years ended
     August 31, 1997, 1998 and 1999...............................................................................F-4
Consolidated Statements of Cash Flows for each of the three years ended August 31, 1997, 1998,1999................F-5
Notes to Consolidated Financial Statements........................................................................F-6
Report of  Independent Public Accountants........................................................................F-20
Schedule II - Valuation and Qualifying Accounts..................................................................F-21

Report of Independent Public Accountants


TO:      The Board of  Directors and Stockholders of Summa Industries


We have audited the accompanying consolidated balance sheets of Summa Industries (a Delaware corporation) and subsidiaries as of August 31, 1998 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summa Industries and subsidiaries as of August 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1999, in conformity with generally accepted accounting principles.


                                           /s/ ARTHUR ANDERSEN LLP

Los Angeles, California
October 6, 1999

                                SUMMA INDUSTRIES
                    CONSOLIDATED BALANCE SHEETS AT AUGUST 31

------------------------------------------------------------------------------------ --------------------- ----------------
ASSETS                                                                                               1998             1999
------------------------------------------------------------------------------------ --------------------- ----------------
Current assets:
   Cash and cash equivalents                                                                     $293,000       $1,148,000
   Accounts receivable, net of allowances of $620,000 in 1998 and $626,000 in 1999             12,975,000       16,075,000
   Inventories                                                                                  9,392,000       11,714,000
   Prepaid expenses and other                                                                     777,000          597,000
   Deferred tax asset                                                                             662,000               --
   Prepaid income tax                                                                                  --          686,000
------------------------------------------------------------------------------------ --------------------- ----------------

      Total current assets                                                                     24,099,000       30,220,000
------------------------------------------------------------------------------------ --------------------- ----------------

Property, plant and equipment, at cost:
   Land                                                                                         2,080,000        2,870,000
   Building and leasehold improvements                                                          9,371,000       11,617,000
   Machinery and equipment                                                                     15,226,000       20,577,000
   Office furniture and equipment                                                               1,119,000        1,755,000
------------------------------------------------------------------------------------ --------------------- ----------------

      Total property, plant and equipment, at cost                                             27,796,000       36,819,000
      Less: accumulated depreciation and amortization                                           7,132,000       11,098,000
------------------------------------------------------------------------------------ --------------------- ----------------

           Net property, plant and equipment                                                   20,664,000       25,721,000
------------------------------------------------------------------------------------ --------------------- ----------------

Other assets
Goodwill and other intangibles, net                                                             1,006,000          585,000
                                                                                               18,214,000       31,128,000
------------------------------------------------------------------------------------ --------------------- ----------------

      Total assets                                                                            $63,983,000      $87,654,000
==================================================================================== ===================== ================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------ --------------------- ----------------

Current liabilities:
   Current maturities of long-term debt                                                        $2,667,000       $5,794,000
   Accounts payable                                                                             5,299,000        7,054,000
   Accrued salaries, wages and benefits                                                         2,418,000        3,359,000
   Other accrued liabilities                                                                    2,861,000        3,687,000
------------------------------------------------------------------------------------ --------------------- ----------------

      Total current liabilities                                                                13,245,000       19,894,000
   Long-term debt, net of current maturities                                                   18,675,000       27,987,000
   Deferred tax liability                                                                              --          493,000
   Other long-term liabilities                                                                  3,945,000        3,907,000
------------------------------------------------------------------------------------ --------------------- ----------------

      Total liabilities                                                                        35,865,000       52,281,000
------------------------------------------------------------------------------------ --------------------- ----------------

Stockholders' equity:
   Preferred stock, par value $.001; 5,000,000 shares authorized,  none outstanding                    --               --
  Common stock, par value $.001; 10,000,000 shares authorized; issued and outstanding:
      4,257,307 at August 31, 1998 and 4,313,481 at August 31, 1999                            18,505,000       19,205,000
   Retained earnings                                                                            9,613,000       16,168,000
------------------------------------------------------------------------------------ --------------------- ----------------

      Total stockholders' equity                                                               28,118,000       35,373,000
------------------------------------------------------------------------------------ --------------------- ----------------

      Total liabilities and stockholders' equity                                              $63,983,000      $87,654,000
==================================================================================== ===================== ================

See accompanying notes to consolidated financial statements.

                                SUMMA INDUSTRIES
         CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED AUGUST 31


                                                                               1997                 1998              1999
---------------------------------------------------------------------------------------------------------------------------
Net sales                                                               $39,093,000          $85,704,000      $106,723,000
Cost of sales                                                            27,097,000           59,197,000        73,947,000
---------------------------------------------------------------------------------------------------------------------------

     Gross profit                                                        11,996,000           26,507,000        32,776,000
Selling, general, administrative and other expenses                       9,021,000           17,127,000        19,898,000
---------------------------------------------------------------------------------------------------------------------------

Operating income from continuing operations                               2,975,000            9,380,000        12,878,000
Interest expense, net                                                       275,000            1,607,000         2,280,000
---------------------------------------------------------------------------------------------------------------------------

Income from continuing operations before
    provision for taxes                                                   2,700,000            7,773,000        10,598,000
Provision for income taxes                                                1,088,000            3,215,000         4,043,000
---------------------------------------------------------------------------------------------------------------------------

Income from continuing operations                                         1,612,000            4,558,000         6,555,000
Income from discontinued operations, net of the
  effect of income tax of  $426,000 in 1997 and
  $210,000 in 1998                                                          640,000              316,000                --
---------------------------------------------------------------------------------------------------------------------------

Net income                                                               $2,252,000           $4,874,000        $6,555,000
---------------------------------------------------------------------------------------------------------------------------

Earnings per common share
---------------------------------------------------------------------------------------------------------------------------

Basic
       Continuing operations                                                   $.47                $1.09             $1.53
       Discontinued operations                                                 $.18                $ .07            $   --
       Net income                                                              $.65                $1.16             $1.53
---------------------------------------------------------------------------------------------------------------------------

Diluted
       Continuing operations                                                   $.46                $1.03             $1.46
       Discontinued operations                                                 $.18                $ .07            $   --
       Net income                                                              $.64                $1.10             $1.46
---------------------------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding
       Basic                                                              3,450,000            4,199,000         4,278,000
       Diluted                                                            3,521,000            4,420,000         4,488,000
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                SUMMA INDUSTRIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------------

                                                        Common              Common           Retained
                                                        Shares               Stock           Earnings                Total
---------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 1996                           1,603,483          $6,157,000         $2,487,000           $8,644,000
Cashout of odd lots                                       (26)                  --                 --                   --
Exercise of options                                     50,441             227,000                 --              227,000
Acquisition of LexaLite                              2,445,106           9,842,000                 --            9,842,000
Net Income                                                  --                  --          2,252,000            2,252,000
---------------------------------------------------------------------------------------------------------------------------

Balance at August 31, 1997                           4,099,004          16,226,000          4,739,000           20,965,000
Cashout of odd lots                                        (4)                  --                 --                   --
Exercise of options                                    167,318           1,044,000                 --            1,044,000
Stock redeemed in exercise of stock options            (9,011)           (110,000)                 --            (110,000)
Value of options issued in connection with
    acquisition of Calnetics                                --           1,345,000                 --            1,345,000
Net Income                                                  --                  --          4,874,000            4,874,000
---------------------------------------------------------------------------------------------------------------------------

Balance at August 31, 1998                           4,257,307          18,505,000          9,613,000           28,118,000
Cashout of odd lots                                        (4)                  --                 --                   --
Exercise of options                                     62,041             465,000                 --              465,000
Repurchase of stock                                   (30,130)           (306,000)                 --            (306,000)
Value of options and warrants issued in
    connection with acquisition of Plastron                 --             310,000                 --              310,000
Sale of stock                                           24,267             231,000                 --              231,000
Net Income                                                                                  6,555,000            6,555,000
---------------------------------------------------------------------------------------------------------------------------

Balance at August 31, 1999                           4,313,481         $19,205,000        $16,168,000          $35,373,000
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


                                SUMMA INDUSTRIES
       CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED AUGUST 31

                                                                                    1997              1998             1999
---------------------------------------------------------------------------------------------------------------------------

Operating activities:
Net income                                                                    $2,252,000        $4,874,000       $6,555,000
---------------------------------------------------------------------------------------------------------------------------

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                2,029,000         3,221,000        3,989,000
   Amortization                                                                   96,000           452,000          742,000
   Change in net deferred income taxes                                           138,000            26,000        1,574,000
   (Gain) loss on disposition of equipment                                            --            30,000          (17,000)
   Net change in assets and liabilities, net of effects of
     acquisitions:
       Accounts receivable                                                       258,000          (488,000)      (1,042,000)
       Inventories                                                               101,000          (389,000)      (1,002,000)
       Prepaid expenses and other assets                                        (275,000)           75,000         (325,000)
       Accounts payable                                                         (385,000)          443,000          163,000
       Accrued liabilities                                                      (617,000)          197,000        1,151,000
---------------------------------------------------------------------------------------------------------------------------

     Total adjustments                                                         1,345,000         3,567,000        5,233,000
---------------------------------------------------------------------------------------------------------------------------

     Net cash provided by operating activities                                 3,597,000         8,441,000       11,788,000
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

Investing activities:
   Acquisitions of businesses                                                         --       (23,322,000)     (19,650,000)
   Capital expenditures:
     Purchases of property and equipment                                      (1,626,000)       (3,033,000)      (4,153,000)
     Cash paid for patents                                                       (13,000)               --               --
   Sales of subsidiaries, net of fees and of cash held                                --         1,185,000               --
   Net proceeds from the sale of equipment                                        16,000            86,000           23,000
   Net decrease in unexpended revenue bond proceeds                              438,000           371,000               --
   Proceeds from cash surrender value of life insurance                          646,000                --               --
   Collection of note receivable                                                      --         1,771,000               --
---------------------------------------------------------------------------------------------------------------------------

      Net cash (used in) investing activities                                   (539,000)      (22,942,000)     (23,780,000)
---------------------------------------------------------------------------------------------------------------------------

Financing activities:
   Net proceeds from (payments on) line of credit                               (275,000)        2,734,000        5,282,000
   Proceeds from issuance of long term debt                                           --        13,994,000       13,997,000
   Payments on long term debt                                                 (1,012,000)       (5,751,000)      (6,715,000)
   Proceeds from the exercise of stock options                                   227,000           934,000          358,000
   Proceeds from sale of common stock                                                 --                --          231,000
   Purchase of common stock                                                           --                --         (306,000)
   Cash received in the acquisition of business, net of cash paid                318,000                --               --
---------------------------------------------------------------------------------------------------------------------------

      Net cash provided by (used in) financing activities                       (742,000)       11,911,000       12,847,000
---------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                           2,316,000        (2,590,000)         855,000
Cash and cash equivalents, beginning of year                                     567,000         2,883,000          293,000
---------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of the year                                    $2,883,000          $293,000       $1,148,000
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

Summa Industries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended August 31, 1999

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Summa Industries, a Delaware corporation ("Summa" or the "Company"), develops and manufactures proprietary plastic products for diverse industrial and commercial markets, primarily located in the United States.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Summa and its wholly-owned subsidiaries. The results of operations of acquired companies have been included in the consolidated statements of income and cash flows of the Company since the dates of acquisitions. See Note 16. All intercompany account balances and transactions have been eliminated in consolidation. Certain reclassifications of 1997 and 1998 amounts have been made to conform to 1999 presentations.

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

LONG-LIVED ASSETS

The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The carrying value of existing assets are reviewed when events or changes in circumstances indicate that an impairment test is necessary in order to determine if an impairment has occurred. No impairment occurred during fiscal 1999.

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

STOCK BASED COMPENSATION

The Company has elected to continue to report stock based compensation to employees and directors in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock issued to Employees." The Company has adopted the appropriate disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note 11).

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. The Company adopted this standard for the 1999 fiscal year. There are no adjustments to net income required in order to derive comprehensive income.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting and disclosure of financial information by segment. This statement was adopted by the Company for the 1999 fiscal year. The adoption had no effect on reported income (see Note 13).

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," which establishes standards for reporting and disclosure of derivative and hedging instruments. SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," requires SFAS No. 133 to be adopted for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet adopted SFAS No. 133, but if it had been adopted, there would not have been any effect on reported income because the Company had not entered into any derivative or hedging financial contracts.

2.   DILUTED EARNINGS PER SHARE


     For the year ended August 31,                                                              1997            1998           1999
                                                                                                ----            ----           ----
           Income from continuing operations .............................................    $1,612,000    $4,558,000    $6,555,000
           Net income ....................................................................    $2,252,000    $4,874,000    $6,555,000
           Weighted average shares outstanding during the period-basic ...................     3,450,000     4,199,000     4,278,000
           Effect of dilutive securities:
                Impact of common shares to be issued under stock option
                    plans ................................................................        71,000       221,000       204,000
                Impact of common shares to be issued with respect to
                    warrants .............................................................            --            --         6,000
                                                                                              ----------    ----------    ----------
           Weighted average shares outstanding-diluted (1) (2) ...........................     3,521,000     4,420,000     4,488,000
                                                                                              ==========    ==========    ==========

----------------------------------
(1) Calculated using the "treasury stock" method as if diluted securities were exercised and the funds were used to purchase Common shares at the average market price during the period.

(2) Options to purchase 209,624 common shares in 1997, 166,328 common shares in 1998, and 16,500 common shares in 1999 were not included in the computation of diluted earnings per share because the exercise price was greater than the average fair market value of the common shares.

3.   SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the years ended August 31:

                                                             1997                1998                1999
                                                             ----                ----                ----
                   Interest..............................     $395,000          $1,986,000          $1,892,000
                   Income taxes..........................   $1,414,000          $3,478,000          $3,064,000

Non-cash investing and financing activities:

                                                                               1997             1998              1999
                                                                               ----             ----              ----
           Common stock issued for acquisition (Note 16):                    $9,842,000             $ --              $ --
                                                                             ==========             ====              ====
        Details of acquisitions (Note 16):
           Fair value of assets acquired...............................     $23,943,000      $36,917,000       $22,180,000
           Liabilities assumed or incurred ............................     (13,906,000)     (10,844,000)       (2,220,000)
           Common stock and value of options and
               warrants issued..........................................     (9,842,000)      (1,345,000)         (310,000)
                                                                             -----------      -----------         ---------
        Cash paid........................................................       195,000       24,728,000        19,650,000
        Less cash acquired...............................................      (513,000)      (1,406,000)               --
                                                                               ---------      -----------         ---------

        Net cash (acquired) used in acquisition..........................     $(318,000)     $23,322,000       $19,650,000
                                                                              ==========     ===========       ===========

4. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate:

CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE - The carrying amount is a reasonable estimate of fair value.

LONG-TERM DEBT - The carrying value approximates fair value since the interest rate on the long-term loan approximates the rate which is currently available to the Company for the issuance of debt with similar terms and maturities.

5.   INVENTORIES

Inventories consisted of the following at August 31:

                                                                              1998            1999
                                                                              ----            ----

                   Finished goods.......................................     $3,611,000      $4,588,000
                   Work in process......................................        111,000         458,000
                   Materials and parts..................................      5,670,000       6,668,000
                                                                              ---------       ---------
                                                                             $9,392,000     $11,714,000
                                                                             ==========     ===========

6.   GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles consisted of the following at August 31:

                                                                              1998            1999
                                                                              ----            ----

                   Goodwill............................................     $17,176,000     $30,832,000
                   Other intangibles...................................       1,700,000       1,700,000
                                                                              ---------       ---------

                                                                             18,876,000      32,532,000
                   Less: accumulated amortization......................        (662,000)     (1,404,000)
                                                                              ---------     -----------
                   Goodwill and other intangibles, net.................     $18,214,000     $31,128,000
                                                                            ===========     ===========

7.   INCOME TAXES

The following table provides a reconciliation between the provision for taxes based on income included in the accompanying consolidated statements of income and the provision for taxes computed by applying the statutory income tax rate to income from continuing operations before taxes for the years ended August 31:

                                                                         1997            1998           1999
                                                                         ----            ----           ----

                   Provision for taxes at statutory rates..........       $918,000      $2,643,000     $3,603,000
                   State tax, net of federal benefit...............        116,000         332,000        420,000
                   Amortization of nondeductible goodwill..........         24,000         147,000        189,000
                   Other,net.......................................         30,000          93,000       (169,000)
                                                                            ------         -------      ---------
                   Provision for income taxes......................     $1,088,000      $3,215,000     $4,043,000
                                                                        ==========      ==========     ==========

The provision for income taxes consisted of the following for the years ended August 31:

                                                                                  1997            1998           1999
                                                                                  ----            ----           ----
                    Current:
                       Federal .............................................    $  802,000    $2,500,000    $2,055,000
                       State ...............................................       245,000       450,000       414,000
                                                                                ----------    ----------    ----------
                                                                                 1,047,000     2,950,000    $2,469,000
                                                                                ----------    ----------    ----------
                    Deferred:
                       Federal .............................................        35,000       208,000     1,410,000
                       State ...............................................         6,000        57,000       164,000
                                                                                ----------    ----------    ----------
                                                                                    41,000       265,000     1,574,000
                                                                                ----------    ----------    ----------
                    Provision for income taxes .............................    $1,088,000    $3,215,000    $4,043,000
                                                                                ==========    ==========    ==========

Changes in components of the Company's net deferred tax asset (liability) were as follows:

                                                                                             1997            1998            1999
                                                                                             ----            ----            ----

                    Effect of performance payments ................................    $   141,000            $ --           $ --
                    State taxes ...................................................        (85,000)       (103,000)         65,000
                    Reserves ......................................................       (603,000)        238,000       1,422,000
                    Depreciation ..................................................        567,000         107,000         109,000
                    Amortization ..................................................         21,000         (17,000)        (22,000)
                    Other .........................................................             --          40,000              --
                                                                                       -----------     -----------     -----------
                                                                                       $    41,000     $   265,000     $1,574,000
                                                                                       ===========     ===========     ==========

The components of the Company's deferred tax asset at August 31, 1998 and deferred tax liability at August 31, 1999 were as follows:

                                                                   1998           1999
                                                                   ----           ----
                    State taxes ............................    $   217,000     $   152,000
                    Reserves ...............................      2,186,000         764,000
                                                                -----------     -----------

                    Total deferred tax assets ..............      2,403,000         916,000
                                                                -----------     -----------
                    Depreciation ...........................     (1,197,000)     (1,306,000)
                    Amortization ...........................       (125,000)       (103,000)
                                                                -----------     -----------

                    Total deferred tax liabilities .........     (1,322,000)     (1,409,000)
                                                                -----------     -----------

                    Net deferred tax asset (liability) .....    $ 1,081,000     $  (493,000)
                                                                ===========     ===========

Included in other assets at August 31, 1998 is a $419,000 balance representing noncurrent deferred income taxes.

8. REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

The Company has bank term loans in the aggregate amount of $19,017,000. Monthly principal payments are due as follows: $377,000 through March 2003, $127,000 through October 2003; and $159,000 through October 2004.

The Company has a three year revolving line of credit, expiring in December 2001, in an amount of up to $17 million, based on eligible collateral.

Interest is due monthly on both the term loan and the revolving line of credit and is based upon the banks' prime rate plus a margin or the LIBOR plus a margin, at the Company's option, and has provision for decreases in the applicable margins based upon the senior debt to EBITDA ratio. At August 31, 1999, the average interest rate was 7.7% on the term loan and 7.6% on the revolver. The bank loans, which require compliance with various covenants, are secured by substantially all of the Company assets which are not security for other loans.

The Company has industrial revenue bond ("IRB") financing in the amount of $3,000,000 in connection with a facility in Michigan, secured by a letter of credit. Principal payments of $1,000,000 are due on November 1, 1999, 2000 and 2001. Interest is payable semi-annually at an average effective interest rate of 6.8% at August 31, 1999.

The Company has IRB financing in connection with a California facility in the amount of $1,380,000. Principal payments, secured by a letter of credit and the related property, are due in annual installments ranging from $20,000 to $130,000 through December 2021. Interest is due monthly at an average effective interest rate of 4.1% at August 31, 1999.

Other debt consists of equipment and property loans secured by the related equipment or property. These loans mature between 2000 and 2004 and have interest rates ranging from 7.2% to 8.0%.

Long-term debt consisted of the following at August 31:

                                                                               1998             1999
                                                                               ----             ----
                   Revolving line of credit..............................     $2,734,000       $8,016,000
                   Bank term loans.......................................     12,667,000       19,017,000
                   Industrial revenue bonds..............................      5,077,000        4,380,000
                   Other.................................................        864,000        2,368,000
                                                                             -----------      -----------
                   Total.................................................     21,342,000       33,781,000
                   Less: current maturities..............................      2,667,000        5,794,000
                                                                             -----------      -----------
                   Long-term.............................................    $18,675,000      $27,987,000
                                                                             ===========      ===========

Future maturities of long-term debt at August 31, 1999 were as follows:

          Fiscal Year                                       Amount
          -----------                                       ------
          2001.......................................    $5,813,000
          2002.......................................    13,840,000
          2003.......................................     4,284,000
          2004.......................................     2,482,000
          2005 and thereafter........................     1,568,000

9.   COMMITMENTS AND CONTINGENCIES

The Company leases office and manufacturing facilities and certain equipment under non-cancelable operating leases which expire at various dates through May 2009. Rental expense charged to operations was approximately $367,000 in 1997, $1,160,000 in 1998 and $1,430,000 in 1999.

The aggregate minimum future lease payments under these leases at August 31, 1999 are approximately as follows:

          Fiscal Year                                       Amount
          -----------                                       ------
          2000........................................   $1,281,000
          2001........................................      949,000
          2002........................................      723,000
          2003........................................      626,000
          2004........................................      520,000
          2005 and thereafter.........................    1,799,000

The Company has adopted a retirement and savings plan. The plan, which qualifies under Section 401(k) of the Internal Revenue Code, allow employees to defer specified percentages of their compensation, in a tax-deferred trust. The Company may elect to make matching contributions and discretionary contributions. The cost of the Company matching contribution is partially offset by a reduction in payroll taxes. Company contributions to the plan totaled $349,000 in 1997,$529,000 in 1998 and $699,000 in 1999.

The Company has adopted and maintains an Employee Stock Ownership Plan (the "ESOP"). Under the ESOP, the Company may make contributions to the ESOP trust for purchases of shares of the Company's Common Stock, or may contribute Common Stock directly to the ESOP trust. The total cash contributions by the Company to the ESOP were $135,000 in 1997, $180,000 in 1998 and $278,000 in 1999.

Prior to October 1986, a previously owned business unit of one of the Company's subsidiaries operated a facility on property within an area subsequently designated as a federal Superfund site. The Company learned that hazardous substances have been detected in the subsurface of the property and that the current owner has been requested by a state agency to undertake additional investigation at the property. The Company is also aware that the property has been subject to a general notice letter issued by the United States Environmental Protection Agency under the federal Superfund law. Summa, as the successor to one of several prior tenants of the property, may be held responsible for the contamination at the site regardless of whether its subsidiary caused the contamination. The Company does not believe it is responsible for any contamination at the property, and has not been notified or contacted by any governmental authority in that regard, nor named in any proceeding relating to the property. However, if Summa were held liable under federal Superfund law, or other environmental law, or had to defend itself against such a claim, the consequences could be material to the Company's financial statements.

EMPLOYMENT AGREEMENTS

The Company has various employment agreements with officers, some of which include bonuses, stock options, and change in control provisions.

10.  RELATED PARTY TRANSACTIONS

The Company is obligated to pay fees and commissions on certain products to one of its directors, pursuant to pre-existing agreements with a subsidiary acquired in 1997. The Company made a one-time payment of $365,000 in 1997 to modify the agreements. Total fees and commissions were $148,000 in 1997, $150,000 in 1998, and 172,000 in 1999. The agreements continue until 2009.

The Company purchased $1,340,000 in 1998 and $1,079,000 in 1999, of injection molding services from a business in which a former officer of one of the Company's subsidiaries is a director and part owner. The amounts paid are considered to be commercially competitive.

11.  STOCK-BASED COMPENSATION PLANS

The Company has four stock option plans which have been approved by the Stockholders and are administered by its Board of Directors. Under these plans, options to acquire shares of common stock may be granted to key employees, directors, consultants, vendors and others in the following amounts:

                                                                             Shares Remaining and Available
                Plan                        Total Shares Authorized           for Grant at August 31, 1999
                -----                       -----------------------           ----------------------------
                1984 Plan                                    25,000                                      --
                1991 Plan                                   150,000                                     350
                1995 Plan                                   350,000                                     277
                1999 Plan                                   500,000                                 459,000

In addition, options have been issued in conjunction with acquisitions. The fair value of these options is included in the purchase price.

The Company accounts for stock options issued to employees and directors under APB Opinion No. 25. Under APB 25, if the exercise price of the stock option equals the market price of the underlying stock on the issuance date, no compensation expense is recognized. Consequently, no compensation expense was recognized under these plans for fiscal years 1997, 1998 and 1999. The Company is required by SFAS No. 123 "Accounting for Stock-Based Compensation" to provide proforma disclosures under an alternate fair value method of accounting.

Had compensation cost for stock options awarded under these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have reflected the following pro-forma amounts:

                                                                                       August 31,
                                                                          1997            1998           1999
                                                                          ----            ----           ----
                     Income from continuing operations
                        As Reported...............................     $1,612,000      $4,558,000     $6,555,000
                        Proforma..................................     $1,534,000      $4,424,000     $6,383,000

                     Diluted earnings per share:
                        As Reported...............................           $.46           $1.03          $1.46
                        Proforma..................................           $.44           $1.00          $1.42

Under these Plans, the options are generally issued at fair market value at the grant date. Options become vested cumulatively over various periods, at the discretion of the Board of Directors, up to five years from the grant date, are exercisable in whole or in installments, and expire up to ten years from date of grant. Options that are forfeited are again available for grant under the Plans.

A summary of the status of the Company's stock options at August 31, 1997, 1998 and 1999, and changes during the years then ended, is presented in the following table:

                                                       August 31, 1997               August 31, 1998             August 31, 1999
                                                       ---------------               ---------------             ---------------
                                                              Weighted                      Weighted                    Weighted
                                                               Average                       Average                     Average
                                                              Exercise                      Exercise                    Exercise
                                                   Shares        Price           Shares        Price         Shares        Price
                                                   ------        -----           ------        -----         ------        -----

   Outstanding at beginning of year..........     237,473        $4.21          445,873        $4.81        790,506        $6.32
   Granted under Stockholder
      approved plans.........................     157,650        $6.33          180,328       $11.74        111,000        $9.37
   Granted in conjunction with
      acquisitions...........................     169,912        $4.73          346,267        $3.77         55,500        $9.46
   Exercised.................................     (50,441)       $3.72         (167,318)       $2.68        (64,041)       $5.58
   Forfeited/expired.........................     (68,721)       $5.42          (14,644)       $7.87        (23,877)      $12.08
                                                 --------                      --------                    --------
   Outstanding at end of year................     445,873        $4.81          790,506        $6.32        869,088        $6.81
                                                  =======                       =======                     =======
   Exercisable at end of year................     236,249        $4.28          452,179        $4.31        518,592        $5.10
   Weighted average fair value of
      options granted........................                    $2.25                         $4.63                       $3.23

The following table summarizes information about stock options outstanding at August 31, 1999:

                                                       Outstanding                     Exercisable
                                                       -----------                     -----------
                                     Weighted                     Weighted                           Weighted
                    Exercise          average       Number of      average            Number of       average
                       price        remaining         options     exercise              options      exercise
                       range     term (years)     outstanding        price          outstanding         price
                    --------     ------------     -----------     --------          -----------       -------
                $1.55 - 2.32              4.8          96,230        $2.07               96,230         $2.07
                $2.72 - 3.61              4.4          89,425         3.35               89,425          3.35
                $4.25 - 5.75              6.5         315,717         5.17              241,528          5.06
               $7.75 - 12.75              8.0         292,140         9.41               73,265          9.21
              $13.72 - 14.56              7.5          75,576        13.75               18,144         13.72
                                                      -------        -----              -------         -----
                                                      869,088        $6.81              518,592         $5.10
                                                      =======        =====              =======         =====

The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for grants in fiscal years 1997,1998 and 1999:

                                                                         1997            1998            1999
                                                                         ----            ----            ----
               Weighted average risk-free interest rate...............   6.2%            5.7%            4.9%
               Volatility.............................................    35%             35%             35%
               Expected dividend yields...............................     --              --              --
               Weighted average expected life in years................    4.4             3.2             4.3

12.  SALES

Sales to the Company's largest single customer represented 9.3% in 1997, 7.1% in 1998 and 8.1% in 1999 of total sales.

Export sales by geographic area were as follows for the years ended August 31:

                                                                        1997             1998            1999
                                                                        ----             ----            ----

                Europe............................................     $1,994,000       $5,057,000      $6,362,000
                Mexico and Canada.................................      1,928,000        4,518,000       6,304,000
                Latin America.....................................        472,000        1,083,000       1,229,000
                Asia..............................................        675,000          665,000       1,008,000
                Other.............................................        486,000          794,000       1,060,000
                                                                       ----------      -----------     -----------
                                                                       $5,555,000      $12,117,000     $15,963,000
                                                                       ==========      ===========     ===========

13. SEGMENT REPORTING

Effective September 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes revised standards for the manner in which public business enterprises report information about operating segments.

The Company identifies its reportable segments based on similarities between economic characteristics considering products, production processes, customers and distribution. The Company's operations consist of two businesses segments - engineered polymer components and extruded plastic products. A description and financial data for the segments is summarized below:

In the Engineered Polymer Components segment, the Company designs and manufactures, primarily by injection molding, sophisticated components, most of which are proprietary. Many of the components are patented and/or approved by government agencies such as the USFDA, or independent laboratories such as Underwriters' Laboratories. The materials used in the manufacture are generally known as engineered or high performance plastics. Most of the sales of the components are made directly by Company employees to OEM accounts who incorporate the components into their products.

In the Extruded Plastic Products segment, the Company continuously extrudes plastic products, which are generally not differentiated from those of competitors and are typically produced from materials known as commodity grade plastic resins. Sales are made primarily through independent distribution channels.

      All figures below are in thousands.

                                                                           1997          1998          1999
                                                                           ----          ----          ----
       Net sales
           Engineered polymer components                                $  39,093     $  68,131     $  86,714
           Extruded plastic products                                           --        17,573        20,009
                                                                        ---------     ---------     ---------
           Consolidated                                                 $  39,093     $  85,704     $ 106,723

       Operating profit
           Engineered polymer components                                $   4,054     $   9,739     $  13,019
           Extruded plastic products                                           --         1,053         1,186
           All other                                                       (1,079)       (1,412)       (1,327)
                                                                        ---------     ---------     ---------
           Consolidated                                                 $   2,975     $   9,380     $  12,878

       Identifiable assets
           Engineered polymer components                                $  30,795     $  45,887     $  68,903
           Extruded plastic products                                           --        15,806        16,490
           All other                                                        3,583         2,290         2,261
           Discontinued operations                                          1,273            --            --
                                                                        ---------     ---------     ---------
           Consolidated                                                 $  35,651     $  63,983     $  87,654

       Capital expenditures
           Engineered polymer components                                $   1,504     $   2,893     $   3,231
           Extruded plastic products                                           --           121           922
           All other                                                           10             7            --
           Discontinued operations                                            112            12            --
                                                                        ---------     ---------     ---------
           Consolidated                                                 $   1,626     $   3,033     $   4,153

       Depreciation and amortization
           Engineered polymer components                                $   2,029     $   3,119     $   4,117
           Extruded plastic products                                           --           457           558
           All other                                                           62            60            56
           Discontinued operations                                             34            37            --
                                                                        ---------     ---------     ---------
           Consolidated                                                 $   2,125     $   3,673     $   4,731

Interest expense and income taxes are not shown in the above table, as they are not fully allocated by segment.

14.  UNAUDITED QUARTERLY RESULTS

                                                                                  Quarters ended
                                                                                                                  Fiscal
                                                            November      February       May       August          Year

                                                                       (in thousands, except per share amounts)
         Fiscal 1998:
            Net sales..................................     $16,434       $20,410     $23,854      $25,006         $85,704
            Gross profit...............................       5,099         6,001       7,477        7,930          26,507
            Income from continuing operations..........         866           880       1,334        1,478           4,558
            Net income.................................      $1,020          $959      $1,400       $1,495          $4,874

         Per Share:
            Income from continuing operations
               Basic...................................        $.21          $.21        $.32         $.35           $1.09
               Diluted ................................        $.20          $.20        $.30         $.33           $1.03
            Net income
                Basic..................................        $.25          $.23        $.33         $.35           $1.16
                Diluted ...............................        $.24          $.22        $.31         $.33           $1.10

         Fiscal 1999:
            Net sales..................................     $23,271       $22,987     $30,203      $30,262        $106,723
            Gross profit...............................       7,266         7,260       9,229        9,021          32,776
            Income from continuing operations..........       1,406         1,353       1,880        1,916           6,555
            Net income.................................      $1,406        $1,353      $1,880       $1,916          $6,555

         Per Share:
            Income from continuing operations
               Basic...................................        $.33          $.32        $.44         $.44           $1.53
               Diluted ................................        $.32          $.30        $.42         $.42           $1.46
            Net income
                Basic..................................        $.33          $.32        $.44         $.44           $1.53
                Diluted ...............................        $.32          $.30        $.42         $.42           $1.46

15.   DISCONTINUED OPERATIONS

On June 26, 1998, the Company completed the divestiture of its subsidiary, GST Industries, Inc. for $2,700,000, consisting of $1,200,000 in cash and a $1,500,000 seven-year subordinated, convertible, secured promissory note bearing interest at 10% per annum. In addition, the Company may receive a maximum of $2,000,000 in royalty payments over the next five years based upon a percentage of future sales in excess of a base amount. It is expected that the royalties actually received, if any, will be substantially less than $2,000,000, and the value of the conversion rights of the note is highly speculative. Accordingly, this business unit has been accounted for as a discontinued operation and the results of its operation are segregated in the accompanying consolidated statements of income. There was no gain or loss on the disposition of GST and no interest expense was allocated to discontinued operations for fiscal years 1997 and 1998.

Discontinued operations have not been segregated in the consolidated statements of cash flows. The preceding notes to consolidated financial statements have been revised, as necessary, to reflect the change in reporting due to discontinued operations.

The following table presents the sales and results of operations of the discontinued operations.

                                                                         1997               1998        1999
                                                                         ----               ----        ----
             Sales from discontinued operations:                   $4,144,000         $2,818,000          --
             Income from discontinued operations:                    $640,000           $316,000          --

16.      ACQUISITIONS

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

On October 28, 1997, the Company completed the acquisition of Calnetics Corporation ("Calnetics"). The total acquisition cost was $31,792,000, consisting of cash due to former Calnetics shareholders of $22,335,000, (of which $243,000 is due at August 31, 1998) acquisition costs of $50,000, liabilities assumed or incurred of $8,062,000 and an estimated fair value of $1,345,000 for options issued in conjunction with the transaction, primarily replacement options issued to Calnetics employees who continued with the Company. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the adjusted purchase price over the fair value of the net assets acquired amounted to $13,974,000 and has been recorded as goodwill which is being amortized on a straight-line basis over 40 years.

On May 1, 1998, the Company completed the acquisition of Falcon Belting, Inc. ("Falcon") of Oklahoma City, Oklahoma, a manufacturer of modular plastic conveyor belting used in food processing industries. The operations of Falcon have been consolidated with the Company's KVP Falcon Plastic Belting, Inc. subsidiary (formerly KVP Systems, Inc.). The total acquisition cost was $5,125,000, consisting of $2,636,000 in cash and the present value of obligations to make future payments to the former owner of Falcon and liabilities assumed or incurred of $2,489,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. During fiscal year 1999, a contingency was resolved which resulted in a reduction of the total acquisition cost and of goodwill in the amount of $125,000. The excess of the adjusted purchase price over the fair value of the net assets acquired amounted to $1,870,000 and has been recorded as goodwill which is being amortized on a straight-line basis over 30 years.

On March 5, 1999, the Company completed the acquisition of substantially all of the assets of Plastron Industries, L.P. ("Plastron"). The aggregate purchase price paid for Plastron consisted of (i) $19,525,000 in cash; (ii) a four-year warrant exercisable to purchase up to 200,000 shares of the Company's common stock at $11.75 per share valued at $278,000; (iii) investment banking fees consisting of a $125,000 cash payment and stock options, valued at $32,000; and
(iv) the assumption of certain liabilities, principally trade payables and accrued obligations of $2,220,000. The transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired amounted to $13,781,000 and has been recorded as goodwill which is being amortized on a straight line basis over 35 years.

The following proforma financial information presents the results of operations of the continuing businesses of the Company with LexaLite, Calnetics and Plastron as though the acquisitions had been made as of September 1, 1996. Proforma adjustments have been made to give the effect to the amortization of goodwill and other intangibles, adjustments in depreciation and inventory value, interest expense related to acquisition debt, the related tax effects and the effect upon basic and diluted earnings per share of the additional shares of stock given in exchange for LexaLite stock and of stock options issued in conjunction with the acquisitions. The following proforma financial information does not include adjustments to give effect to the Falcon acquisition as such adjustments would not be material.

                For the years ended August 31,                               1997             1998               1999
                                                                         (unaudited)      (unaudited)        (unaudited)
                                                                         -----------      -----------        -----------
                Net sales.............................................   $102,448,000     $109,554,000       $115,789,000
                Income from continuing operations.....................      3,099,000        5,185,000          6,889,000
                Net income............................................     $3,739,000       $5,501,000         $6,889,000

                Income per common share
                   Income from continuing operations
                       Basic..........................................           $.77            $1.23              $1.61
                       Diluted........................................           $.74            $1.17              $1.53
                   Net income
                       Basic..........................................           $.92            $1.31              $1.61
                       Diluted........................................           $.89            $1.24              $1.53

The above proforma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of the periods presented or of the results which may be achieved in the future.

Report of Independent Public Accountants

TO:    The Board of Directors and Stockholders of Summa Industries:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Summa Industries and subsidiaries' annual report to stockholders included in this Form 10-K, and have issued our report dated October 6, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                         /s/ ARTHUR ANDERSEN LLP


Los Angeles, California
October 6, 1999

                                Summa Industries
                                   Schedule II
                        Valuation and Qualifying Accounts
                         Allowance for Doubtful Accounts
                 For the years ended August 31, 1999, 1998, 1997

                             Balance at            Amounts
                             beginning            charged to         Acquired            Amounts         Balance at end
                             of period             expense           reserves          written off         of period
                        -------------------       ----------     -----------------   ---------------     --------------

     1999                    $620,000              $248,000            $25,000         $(267,000)           $626,000
     1998                     195,000                79,000            385,000           (39,000)            620,000
     1997                      22,000                48,000            157,000           (32,000)            195,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, Summa has duly caused this Annual Report on Form 10-K for the fiscal year ended August 31, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized, on October 26, 1999.

                                      Summa Industries

                                      By:      /s/ James R. Swartwout
                                         ------------------------------
                                               James R. Swartwout
                                               President

Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K for the fiscal year ended August 31, 1999 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                            Title                                                Date
---------                                            -----                                                ----


/s/ James R. Swartwout                               Chairman of the Board, President                     October 26, 1999
-------------------------------                      & Chief Financial Officer
James R. Swartwout                                   (Principal Executive and Financial Officer)


/s/ Michael L. Horst                                 Director                                             October 26, 1999
------------------------------
Michael L. Horst


/s/ William R. Zimmerman                             Director                                             October 26, 1999
------------------------
William R. Zimmerman


/s/ David McConaughy                                 Director                                             October 26, 1999
-------------------------------
David McConaughy


/s/ Byron C. Roth                                    Director                                             October 26, 1999
-------------------------------
Byron C. Roth


/s/ Josh T. Barnes                                   Director                                             October 26, 1999
-------------------------------
Josh T. Barnes

/s/ Jack L. Watts                                    Director                                             October 26, 1999
-------------------------------
Jack L. Watts

/s/ Paul A. Walbrun                                  Vice President & Controller                          October 26, 1999
-------------------------------                      (Principal Accounting Officer)
Paul A. Walbrun