Form 10-Q
period 1999-11-30
SUMMA INDUSTRIES
filed 1999-12-23
CIK 62262

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         For the Quarterly Period Ended

                                NOVEMBER 30, 1999

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
(State or other jurisdiction of         (I.R.S. employer identification number)
incorporation or organization)

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

The number of shares of common stock outstanding as of November 30, 1999 was 4,322,161.

                                SUMMA INDUSTRIES

                                     INDEX


         PART I - FINANCIAL INFORMATION

                                                                                            Page
         Item 1.  Financial Statements:

                   Condensed Consolidated Balance Sheets -
                   August 31, 1999 and November 30, 1999 (unaudited) ........................3

                   Condensed Consolidated Statements of Income (unaudited) -
                   three months ended November 30, 1998 and 1999.............................4

                   Condensed Consolidated Statements of Cash Flows (unaudited) -
                   three months ended November 30,1998 and 1999..............................5

                   Notes to Condensed Consolidated Financial Statements (unaudited)......... 6

         Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of Operations..........................8

         PART II - OTHER INFORMATION........................................................13

         Item 1.  Legal Proceedings.........................................................13
         Item 2.  Changes in Securities.....................................................13
         Item 3.  Defaults upon Senior Securities...........................................13
         Item 4.  Submission of Matters to a Vote of Security Holders.......................13
         Item 5.  Other Information.........................................................14
         Item 6.  Exhibits and Reports on Form 8-K..........................................14

         Signature Page.....................................................................14

                                SUMMA INDUSTRIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------
                                                                                                    November 30, 1999
ASSETS                                                                            August 31, 1999         (unaudited)
----------------------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                                          $1,148,000            $924,000
    Accounts receivable                                                                16,075,000          15,614,000
    Inventories                                                                        11,714,000          12,402,000
    Prepaid expenses and other                                                          1,283,000           1,649,000
----------------------------------------------------------------------------------------------------------------------
       Total current assets                                                            30,220,000          30,589,000
----------------------------------------------------------------------------------------------------------------------
Property, plant and equipment                                                          36,819,000          39,312,000
   Less accumulated depreciation                                                       11,098,000          12,283,000
----------------------------------------------------------------------------------------------------------------------
        Net property, plant and equipment                                              25,721,000          27,029,000
----------------------------------------------------------------------------------------------------------------------
Other assets                                                                              585,000             499,000
Goodwill and other intangibles, net                                                    31,128,000          30,981,000
======================================================================================================================
       Total assets                                                                   $87,654,000         $89,098,000
======================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Accounts payable                                                                    $7,054,000          $6,039,000
   Accrued liabilities                                                                  7,046,000           6,612,000
   Current maturities of long-term debt                                                 5,794,000           6,215,000
----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                        19,894,000          18,866,000
----------------------------------------------------------------------------------------------------------------------
Long-term debt, net of current maturities                                              27,987,000          28,955,000
Other long-term liabilities                                                             4,400,000           4,275,000
----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                52,281,000          52,096,000
----------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
   Common stock,  par value $.001; 10,000,000 shares authorized;
         issued and outstanding: 4,313,481 at August 31, 1999
                           and 4,322,161 at November 30, 1999                          19,205,000          19,231,000
   Retained earnings                                                                   16,168,000          17,771,000
----------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                       35,373,000          37,002,000
----------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                      $87,654,000         $89,098,000
======================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                                SUMMA INDUSTRIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                                                                     Three months ended November 30
---------------------------------------------------------------------------------------------------
                                                                             1998             1999
---------------------------------------------------------------------------------------------------
Net sales                                                             $23,271,000      $28,569,000
Cost of sales                                                          16,005,000       20,297,000
---------------------------------------------------------------------------------------------------
Gross profit                                                            7,266,000        8,272,000
Selling, general, administrative and other expenses                     4,572,000        5,050,000
---------------------------------------------------------------------------------------------------
Operating income                                                        2,694,000        3,222,000
Interest expense                                                          380,000          679,000
---------------------------------------------------------------------------------------------------
Income before income taxes                                              2,314,000        2,543,000
Provision for income taxes                                                908,000          940,000
---------------------------------------------------------------------------------------------------
Net income                                                             $1,406,000        1,603,000
---------------------------------------------------------------------------------------------------
Earnings per common share
    Basic                                                                    $.33             $.37
    Diluted                                                                  $.32             $.35
---------------------------------------------------------------------------------------------------
Weighted average common shares outstanding
     Basic                                                              4,254,000        4,324,000
     Diluted                                                            4,434,000        4,584,000
---------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                SUMMA INDUSTRIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                               Three months ended November 30
--------------------------------------------------------------------------------------------------------------
                                                                                        1998             1999
--------------------------------------------------------------------------------------------------------------
Operating activities:
Net income                                                                        $1,406,000       $1,603,000
--------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                     886,000        1,185,000
    Amortization                                                                     130,000          242,000
    Net change in assets and liabilities, net of effects of acquisitions:
       Accounts receivable                                                          (308,000)         733,000
       Inventories                                                                  (343,000)        (543,000)
       Prepaid expenses and other assets                                             119,000         (265,000)
       Accounts payable                                                             (717,000)      (1,103,000)
       Accrued liabilities                                                          (226,000)        (679,000)
--------------------------------------------------------------------------------------------------------------
          Total adjustments                                                         (459,000)        (430,000)
--------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                   947,000        1,173,000
--------------------------------------------------------------------------------------------------------------
Investing activities:
Acquisition of business (Note 5)                                                         ---       (1,521,000)
Purchases of property and equipment                                                 (691,000)        (778,000)
Purchase of patent                                                                       ---          (95,000)
--------------------------------------------------------------------------------------------------------------
         Net cash (used in) investing activities                                    (691,000)      (2,394,000)
--------------------------------------------------------------------------------------------------------------
Financing activities:
Net proceeds from line of credit                                                     349,000        3,159,000
Proceeds from issuance of long-term debt                                             727,000              ---
Payments on long-term debt                                                          (969,000)      (2,188,000)
Proceeds from the exercise of stock options                                          105,000          128,000
Purchases of common stock                                                           (153,000)        (102,000)
--------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                    59,000          997,000
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                 315,000         (224,000)
Cash and cash equivalents, beginning of period                                       293,000        1,148,000
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                            $608,000         $924,000
--------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                SUMMA INDUSTRIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Summa Industries (the "Company"), some of which are unaudited, have been condensed in certain respects and should, therefor, be read in conjunction with the audited financial statements and notes related thereto contained in the Company's Annual Report on Form 10-K for the year ended August 31, 1999. In the opinion of the Company, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. The results of operations for the three months ended November 30, 1999 are not necessarily indicative of the results to be expected for the full year ending August 31, 2000.

2.       INVENTORIES

         Inventories were as follows:

                                                 August 31, 1999              November 30,
                                                 ---------------              -----------
                                                       (audited)                     1999
                                                                                     ----
               Finished goods........................ $4,588,000               $5,172,000
               Work in process.......................    458,000                  265,000
               Materials and parts...................  6,668,000                6,965,000
                                                     -----------              -----------
                                                     $11,714,000              $12,402,000
                                                     -----------              -----------
                                                     -----------              -----------

3.      DILUTED EARNINGS PER SHARE

Diluted earnings per share were calculated using the "treasury stock" method as if dilutive stock options and warrants had been exercised and the funds were used to purchase common shares at the average market price during the period.

                                                                        Three months ended
                                                                           November 30
                                                                       1998           1999
                                                                       ----           ----
            Weighted average shares outstanding - basic...........4,254,000      4,324,000
            Effect of dilutive securities:
               Impact of common shares to be issued under
                  stock option plans..............................  180,000        246,000
               Impact of common shares to be issued with
                  respect to warrants.............................      ---         14,000
                                                                  ---------      ---------
            Weighted average shares outstanding - diluted.........4,434,000      4,584,000
                                                                  =========      =========

4.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                             Three months ended
                                                                                    November 30
                                                                           1998            1999
                                                                           ----            ----
            Cash paid during the period:
               Interest............................................... $368,000        $885,000
               Income taxes........................................... $700,000         222,000
            Non-cash investing and financing activities:
            Details of acquisitions
               Fair value of assets acquired..........................  $   ---      $2,266,000
               Liabilities assumed or incurred........................      ---        (626,000)
                                                                       --------      ----------
                 Cash paid............................................      ---       1,640,000
                 Less cash acquired...................................      ---        (119,000)
                                                                       --------      ----------
                    Net cash used in acquisitions.....................  $   ---      $1,521,000
                                                                       --------      ----------
                                                                       --------      ----------

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

In September 1999, Summa acquired substantially all of the assets of Broadview Injection Molding Co., Inc. ("Broadview"). The aggregate purchase price paid for Broadview consisted of $1,640,000 in cash and liabilities assumed or incurred of $626,000 including an amount due to the former owners of Broadview which is subject to adjustment based upon working capital. The transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. No goodwill was recorded in this transaction.

The results of operations of Plastron have been included in the consolidated results of operations and the consolidated statements of cash flows of the Company since March 5, 1999, the date of the acquisition. The following unaudited proforma financial information presents the results of operations of the Company with Plastron as if it had been acquired as of September 1, 1998. Proforma adjustments have been made to give effect to the amortization of goodwill, adjustments in depreciation and inventory value, interest expense related to acquisition debt, the related tax effects and the effect upon basic and diluted earnings per share of the stock options and warrants issued in conjunction with the acquisition. The following unaudited pro forma financial information does not include adjustments to give effect to the Broadview acquisition as such adjustments would not be material:

                                                                        Three months ended
                                                                               November 30
                                                                    1998              1999
                                                                    ----              ----
           Net sales........................................ $27,782,000       $28,569,000
           Net income ......................................   1,548,000         1,603,000
           Income per common share:
                         basic..............................        $.36              $.37
                         diluted............................        $.35              $.35

The pro forma results in the preceding table are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition of Plastron had been effective at September 1, 1998 or the results which may be achieved in the future.

6.       SEGMENT REPORTING

                                                                         Three months ended
                                                                                November 30
                                                                        1998           1999
                                                                        ----           ----
             Net sales
                Engineered polymer components.................... 18,674,000     24,457,000
                Extruded plastic products........................  4,597,000      4,112,000
                                                                   ---------      ---------
                Consolidated..................................... 23,271,000     28,569,000
             Operating profit
                Engineered polymer components....................  2,717,000      3,303,000
                Extruded plastic products........................    272,000        172,000
                All other........................................   (295,000)      (253,000)
                                                                   ---------      ---------
                Consolidated ....................................  2,694,000      3,222,000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Quarterly Report on Form 10-Q, which are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding Summa's expectations, hopes, beliefs, intentions or strategies regarding the future, such as those set forth in Part II, Item 1 "Legal Proceedings" below. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in this "Management's Discussion and Analysis" section (including, without limitation, the potential material adverse consequences to the Company of the Year 2000 issue) and elsewhere herein and in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999. The forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

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

RESULTS OF OPERATIONS

The following table sets forth certain information, derived from Summa's unaudited consolidated statements of income from continuing operations, as a percent of sales for the three-month periods ended November 30, 1998 and 1999, and the Company's effective income tax rate during those periods:

                                                                    Three months ended
                                                                           November 30
                                                                 1998             1999
                                                                 ----             ----
                  Net sales..................................  100.0%           100.0%
                  Cost of sales..............................   68.8%            71.0%
                                                               ------          -------
                  Gross profit...............................   31.2%            29.0%
                  S,G & A and other expenses.................   19.7%            17.7%
                                                               ------          -------
                  Operating income...........................   11.5%            11.3%
                  Interest expense, net......................    1.6%             2.4%
                                                               ------          -------
                  Income before tax..........................    9.9%             8.9%
                  Provision for income taxes.................    3.9%             3.3%
                                                               ------          -------
                  Net income.................................    6.0%             5.6%
                                                               ------          -------
                                                               ------          -------
                  Effective tax rate.........................   39.2%            37.0%

Sales for the first quarter ended November 30, 1999 increased $5,298,000 or 23%, compared to the same period in the prior year, due to the inclusion of the sales of newly acquired operations. Same business sales in the first quarter were up 4% in the Engineered Polymer Components segment, down 11% in the Extruded Plastic Products segment, and up 1% overall, compared to the first quarter of fiscal 1999. Sales, especially in the Extruded Plastic Products segment, were adversely impacted by a plant relocation and difficulties with the implementation of manufacturing software, during the quarter.

Gross profit for the first quarter increased $1,006,000, or 14%, from the comparable prior year period, primarily due to the effects of acquisitions and sales growth. As a percentage of sales, gross profit decreased from 31.2% to 29.0%, as a result of the blending of newly acquired businesses with historically lower gross margins and the adverse effects of a plant relocation and difficulties with the implementation of manufacturing software, during the quarter.

Operating expenses for the three months ended November 30, 1999 increased $478,000, or 10%, from the comparable prior year period, primarily due to the inclusion of the operating expenses of recently acquired businesses. As a percentage of sales, operating expenses decreased from 19.7% to 17.7%, primarily as a result of the blending of newly acquired businesses with historically lower operating expenses. Operating margin for the quarter decreased from 11.5% in the first quarter of fiscal 1999 to 11.3% in the first quarter of fiscal 2000, as a result of the changes in gross margin and operating expenses discussed above.

Net interest expense for the first quarter ended November 30, 1999 increased $299,000 from the prior year first quarter, primarily due to increased debt levels related to acquisitions.

The decrease in the effective tax rate in the first quarter of fiscal 2000 versus fiscal 1999, from 39.2% to 37.0%, is due to a lower effective combined state income tax rate and increased foreign sales corporation tax benefit.

The Company's backlog of unfilled orders, believed to be firm, increased from $9,338,000 at August 31, 1999 to $10,196,000 at November 30, 1999. Because the
length of time between entering an order and shipping the product is typically shorter than one month, backlog levels are not a reliable indicator of future sales volume.

The following tables set forth the relative contribution of each of Summa's reportable segments to the sales and operating income of the entire Company and the operating margins of each segment:

                        RELATIVE CONTRIBUTION BY SEGMENT

                                                                                        Three months ended
                                                                                               November 30
                                                                                     1998             1999
                                                                                     ----             ----
           Net sales
               Engineered polymer components...................................     80.2%            85.6%
               Extruded plastic products.......................................     19.8%            14.4%
                                                                                    -------          -----
               Consolidated....................................................    100.0%           100.0%

           Operating profit
               Engineered polymer components...................................    100.9%           102.5%
               Extruded plastic products.......................................     10.1%             5.3%
               All other.......................................................    (11.0%)           (7.8%)
                                                                                  --------          ------
               Consolidated....................................................    100.0%           100.0%

                                    OPERATING MARGIN BY SEGMENT

                                                                                        Three months ended
                                                                                               November 30
                                                                                     1998             1999
                                                                                     ----             ----
               Engineered polymer components...................................     14.5%            13.5%
               Extruded plastic products.......................................      5.9%             4.2%
               Consolidated....................................................     11.5%            11.3%

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. The Company's working capital at November 30, 1999 was $11,723,000, compared to $10,326,000 at August 31, 1999. The most significant change was a reduction of accounts payable of $1,015,000.

FINANCING ARRANGEMENTS. The Company has several debt relationships as described below. Substantially all of the Company's assets are pledged to secure debt. During the quarter, the Company amended its agreement with its primary lenders to expand its credit capacity. All of the borrowings from the banks are at variable interest rates and require compliance with financial and operating covenants.

Summary of the Company's debt at November 30, 1999:

                                                                            Weighted
                                                                             Average
                                                                            Interest              Additional
      Description of Debt                                      Balance          Rate            Availability                Due
      -------------------                                      -------          ----            ------------                ---
      Bank line of credit................................. $11,175,000          7.9%             $13,825,000               2003
      Bank term loans.....................................  17,886,000          7.9%                     ---          1999-2004
      Acquisition facility................................         ---           ---              15,000,000                ---
      Industrial revenue bonds and other..................   6,109,000          6.5%                     ---          1999-2021
                                                           -----------          ----             -----------
      Total debt.......................................... $35,170,000          7.7%             $28,825,000
                                                           -----------          ----             -----------
                                                           -----------          ----             -----------

Interest rates on bank debt are subject to reduction as the Company achieves certain financial milestones or increase if the Company borrows additional funds.

The Company announced a stock buy-back program September 28, 1998 which authorized the Company to purchase its common stock in an aggregate amount of up to $2,000,000. As of November 30, 1999, 18,000 shares of common stock had been repurchased at an aggregate cost of $153,000. During the quarter ended November 30, 1999, no shares were repurchased under the program but 9,105 shares were purchased from a former employee who received a distribution from the Summa Industries ESOP, at a price of $14.07 per share, pursuant to a contractual obligation. The repurchase obligation expired during the quarter ended November 30, 1999.

Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned capital expenditures and debt service for the next twelve months. The Company has a strategy of growth by acquisition. In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed. The Company has 10,000,000 shares of common stock authorized, of which 4,322,161 shares were outstanding at November 30, 1999 and 5,000,000 shares of "blank check" preferred stock authorized, of which none is outstanding. The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

YEAR 2000 COMPLIANCE

The Company is continuing to analyze operations to determine and implement the procedures necessary to ensure timely Year 2000 compliance. The Company has also identified and contacted key customers, vendors and suppliers to request confirmation of timely external Year 2000 compliance.

Each of the Company's facilities utilizes and is dependent upon data processing systems and software to conduct business. The Company has received confirmation from vendors of most of the business software used by the Company that such software is designed to be Year 2000 compliant. Further, for reasons generally unrelated to the Year 2000 issue, the Company is in the process of purchasing and installing new systems for certain operations at a cost of several hundred thousand dollars. The Company currently anticipates that all internally used software will be Year 2000 compliant in a timely manner. Additionally, various machines and other types of personal property at each facility have computer controls and/or contain integrated circuits. The Company has analyzed these devices and anticipates that they will be functional after January 1, 2000.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company encounters lawsuits from time to time in the ordinary course of business and, at November 30, 1999, the Company or its affiliates were parties to several civil lawsuits. Any losses that the Company may suffer from current or future lawsuits, and the effect such litigation may have upon the reputation and marketability of the Company's products, could have a material adverse impact on the results of future operations, the financial condition and prospects of the Company.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS.

       10.1 Amendment No. 2 to Amended and Restated Loan Agreement dated November 23, 1999 between the Company, Comerica Bank - California and Mellon Bank, N.A. *

       10.2 Employment Agreement dated December 1, 1999 between the Company and Paul A. Walbrun. *

       27.1    Financial Data Schedule *

               --------------------
               * Filed herewith.

(b)    CURRENT REPORTS ON FORM 8-K.

       None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December 21, 1999.

                                SUMMA INDUSTRIES

/s/ James R. Swartwout                           /s/ Trygve M. Thoresen
----------------------                           ----------------------
James R. Swartwout                               Trygve M. Thoresen
President and Chief Financial Officer            Vice President and Secretary