Form 10-Q
period 1999-12-31
SUMMA INDUSTRIES
filed 2000-03-23
CIK 62262

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                                FEBRUARY 29, 2000

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

The number of shares of common stock outstanding as of February 29, 2000 was 4,293,077.

                                SUMMA INDUSTRIES

                                      INDEX

PART I - FINANCIAL INFORMATION                                               Page
Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheets -
          August 31, 1999 and February 29, 2000 (unaudited) ..................3

          Condensed Consolidated Statements of Income (unaudited) -
          three months and six months ended
          February 28, 1999 and February 29, 2000.............................4

          Condensed Consolidated Statements of Cash Flows (unaudited) -
          six months ended
          February 28, 1999 and February 29, 2000.............................5

          Notes to Condensed Consolidated Financial Statements (unaudited)... 6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations.....................9

PART II - OTHER INFORMATION..................................................13

Item 1.  Legal Proceedings...................................................13
Item 2.  Changes in Securities...............................................13
Item 3.  Defaults upon Senior Securities.....................................13
Item 4.  Submission of Matters to a Vote of Security Holders.................13
Item 5.  Other Information...................................................14
Item 6.  Exhibits and Reports on Form 8-K....................................14

Signature Page...............................................................14

                                SUMMA INDUSTRIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      August 31, 1999 February 29, 2000
ASSETS                                                                                    (unaudited)
                                                                      --------------- -----------------
Current assets:
    Cash and cash equivalents                                           $ 1,148,000       $   887,000
    Accounts receivable                                                  16,075,000        17,926,000
    Inventories                                                          11,714,000        12,009,000
    Prepaid expenses and other                                            1,283,000         1,651,000
                                                                        -----------       -----------
       Total current assets                                              30,220,000        32,473,000
                                                                        -----------       -----------
Property, plant and equipment                                            36,819,000        39,941,000
   Less accumulated depreciation                                         11,098,000        13,441,000
                                                                        -----------       -----------
       Net property, plant and equipment                                 25,721,000        26,500,000
                                                                        -----------       -----------
Other assets                                                                585,000           478,000
Goodwill and other intangibles, net                                      31,128,000        30,859,000
                                                                        -----------       -----------
       Total assets                                                     $87,654,000       $90,310,000
                                                                        ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                     $ 7,054,000       $ 7,008,000
   Accrued liabilities                                                    7,046,000         6,455,000
   Current maturities of long-term debt                                   5,794,000         5,800,000
                                                                        -----------       -----------
      Total current liabilities                                          19,894,000        19,263,000
                                                                        -----------       -----------
Long-term debt, net of current maturities                                27,987,000        28,495,000
Other long-term liabilities                                               4,400,000         4,264,000
                                                                        -----------       -----------
      Total liabilities                                                  52,281,000        52,022,000
                                                                        -----------       -----------
Stockholders' equity:
   Common stock,  par value $.001; 10,000,000 shares authorized;
           issued and outstanding:  4,313,481 at August 31, 1999
                              and 4,293,077 at February 29, 2000         19,205,000        18,870,000

   Retained earnings                                                     16,168,000        19,418,000
                                                                        -----------       -----------
      Total stockholders' equity                                         35,373,000        38,288,000
                                                                        -----------       -----------
      Total liabilities and stockholders' equity                        $87,654,000       $90,310,000
                                                                        ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                                SUMMA INDUSTRIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                          Three months ended              Six months ended
                                                      Feb 28, 1999   Feb 29, 2000   Feb 28, 1999   Feb 29, 2000
                                                      ------------   ------------   ------------   ------------
Net sales                                              $22,987,000    $30,023,000    $46,258,000    $58,592,000
Cost of sales                                           15,727,000     21,163,000     31,732,000     41,460,000
                                                       -----------    -----------    -----------    -----------
Gross profit                                             7,260,000      8,860,000     14,526,000     17,132,000
Selling, general, administrative and other expenses      4,692,000      5,493,000      9,264,000     10,543,000
                                                       -----------    -----------    -----------    -----------
Operating income                                         2,568,000      3,367,000      5,262,000      6,589,000
Interest expense                                           368,000        746,000        748,000      1,425,000
                                                       -----------    -----------    -----------    -----------
Income before income taxes                               2,200,000      2,621,000      4,514,000      5,164,000
Provision for income taxes                                 847,000        974,000      1,755,000      1,914,000
                                                       -----------    -----------    -----------    -----------
Net income                                             $ 1,353,000    $ 1,647,000    $ 2,759,000    $ 3,250,000
                                                       ===========    ===========    ===========    ===========
Earnings per common share
       Basic                                                 $ .32         $  .38         $  .65         $  .75
       Diluted                                               $ .30         $  .36         $  .62         $  .71
                                                       ===========    ===========    ===========    ===========
Weighted average common shares outstanding
       Basic                                             4,264,000      4,310,000      4,259,000      4,317,000
       Diluted                                           4,445,000      4,524,000      4,439,000      4,554,000
                                                       -----------    -----------    -----------    -----------


See accompanying notes to condensed consolidated financial statements.

                                SUMMA INDUSTRIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  Six months ended
                                                                            Feb 28, 1999    Feb 29, 2000
                                                                            ------------    ------------
Operating activities:
Net income                                                                   $ 2,759,000     $ 3,250,000
                                                                             -----------     -----------
Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation                                                               1,840,000       2,388,000
    Amortization                                                                 272,000         481,000
    Loss (gain) on disposition of property, plant and equipment                  (12,000)         (9,000)
    Net change in assets and liabilities, net of effects of acquisitions:
       Accounts receivable                                                      (770,000)     (1,582,000)
       Inventories                                                              (572,000)       (130,000)
       Prepaid expenses and other assets                                          53,000        (240,000)
       Accounts payable                                                         (216,000)       (139,000)
       Accrued liabilities                                                      (602,000)       (907,000)
                                                                             -----------     -----------
          Total adjustments                                                       (7,000)       (138,000)
                                                                             -----------     -----------
         Net cash provided by operating activities                             2,752,000       3,112,000
                                                                             -----------     -----------
Investing activities:
Acquisition of business (Note 5)                                                    --        (2,024,000)
Purchases of property and equipment                                           (1,200,000)     (1,433,000)
Purchase of patent                                                                  --           (95,000)
                                                                             -----------     -----------
         Net cash (used in) investing activities                              (1,200,000)     (3,552,000)
                                                                             -----------     -----------
Financing activities:
Net proceeds from line of credit                                               1,966,000       3,742,000
Proceeds from issuance of long-term debt                                         727,000       2,200,000
Payments on long-term debt                                                    (4,250,000)     (5,428,000)
Proceeds from the exercise of stock options                                      189,000         234,000
Purchases of common stock                                                       (153,000)       (569,000)
                                                                             -----------     -----------
         Net cash provided by (used in) financing activities                  (1,521,000)        179,000
                                                                             -----------     -----------
Net increase (decrease) in cash and cash equivalents                              31,000        (261,000)
Cash and cash equivalents, beginning of period                                   293,000       1,148,000
                                                                             -----------     -----------
Cash and cash equivalents, end of period                                     $   324,000     $   887,000
                                                                             ===========     ===========


See accompanying notes to condensed consolidated financial statements.

                                SUMMA INDUSTRIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Summa Industries (the "Company"), some of which are unaudited, have been condensed in certain respects and should, therefor, be read in conjunction with the audited financial statements and notes related thereto contained in the Company's Annual Report on Form 10-K for the year ended August 31, 1999. In the opinion of the Company, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. The results of operations for the six months ended February 29, 2000 are not necessarily indicative of the results to be expected for the full year ending August 31, 2000.

2. INVENTORIES

     Inventories were as follows:

                                            August 31, 1999        February 29, 2000
                                            ---------------        -----------------
                                                  (audited)
       Finished goods........................ $4,588,000               $4,889,000
       Work in process.......................    458,000                  293,000
       Materials and parts...................  6,668,000                6,827,000
                                             -----------              -----------
                                             $11,714,000              $12,009,000
                                             ===========              ===========

3. DILUTED EARNINGS PER SHARE

Diluted earnings per share were calculated using the "treasury stock" method as if dilutive stock options and warrants had been exercised and the funds were used to purchase common shares at the average market price during the period.

                                                                  Three months ended                Six months ended
                                                             Feb 28, 1999     Feb 29, 2000     Feb 28, 1999     Feb 29, 2000
                                                             ------------     ------------     ------------     ------------
Weighted average shares outstanding - basic................   4,264,000        4,310,000        4,259,000        4,317,000
Effect of dilutive securities:
   Impact of common shares to be issued under
      stock option plans ..................................     181,000          213,000          180,000          229,000
   Impact of common shares to be issued with
      respect to warrants ..................................        --             1,000              --             8,000
                                                              ---------        ---------        ---------        ---------
Weighted average shares outstanding - diluted...............  4,445,000        4,524,000        4,439,000        4,554,000
                                                              =========        =========        =========        =========

4.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                    Six months ended
                                                                               Feb 28, 1999   Feb 29, 2000
                                                                               ------------   ------------
Cash paid during the period:
   Interest ................................................................    $   771,000    $   680,000
   Income taxes.............................................................    $ 2,380,000    $ 1,237,000
Non-cash investing and financing activities:
Details of acquisitions
   Fair value of assets acquired ...........................................    $      --      $ 2,416,000
   Liabilities assumed or incurred .........................................           --          273,000
                                                                                -----------    -----------
     Cash paid .............................................................           --        2,143,000
     Less cash acquired ....................................................           --         (119,000)
                                                                                -----------    -----------
        Net cash used in acquisitions ......................................    $      --      $ 2,024,000
                                                                                ===========    ===========


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

In September 1999, Summa acquired substantially all of the assets of Broadview Injection Molding Co., Inc. ("Broadview"). The aggregate purchase price paid for Broadview consisted of $2,143,000 in cash, liabilities assumed or incurred of $273,000 and acquisition costs of $26,000. The transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the net fair market value of acquired assets was $117,000 and has been recorded as goodwill, which is being amortized on a straight line basis over 15 years.

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

                                                     Three months ended               Six months ended
                                                 Feb 28, 1999   Feb 29, 2000    Feb 28, 1999    Feb 29, 2000
                                                 ------------   ------------    ------------    ------------
      Net sales.................................  $26,933,000    $30,023,000     $54,715,000     $58,592,000
      Net income................................  $ 1,498,000     $1,647,000      $3,046,000      $3,250,000
      Income per common share...................
           basic................................         $.36           $.38            $.72            $.75
           diluted..............................         $.33           $.36            $.68            $.71

The pro forma results in the preceding table are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition of Plastron had been effective at September 1, 1998 or the results which may be achieved in the future.

6.       SEGMENT REPORTING

                                                      Three months ended                       Six months ended
                                                 Feb 28, 1999         Feb 29, 2000         Feb 28, 1999        Feb 29, 2000
                                                 ------------         ------------         ------------        ------------
Net sales
   Engineered polymer components................. $18,181,000          $25,064,000          $36,855,000         $49,521,000
   Extruded plastic products.....................   4,806,000            4,959,000            9,403,000           9,071,000
                                                  -----------          -----------          -----------         -----------
   Consolidated..................................  22,987,000           30,023,000           46,258,000          58,592,000
Operating profit
   Engineered polymer components.................   2,733,000            3,421,000            5,450,000           6,724,000
   Extruded plastic products.....................     280,000              348,000              552,000             520,000
   All other.....................................    (445,000)            (402,000)            (740,000)           (655,000)
                                                  -----------          -----------          -----------         -----------
   Consolidated..................................  $2,568,000           $3,367,000           $5,262,000          $6,589,000

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

Growth has been achieved by acquisition, development of new products and expansion of the Company's sales organization. There can be no assurance that Summa will be able to continue to consummate acquisitions, develop new products or expand sales to sustain rates of revenue growth and profitability in future periods comparable to those experienced in the past several years. Any future success that the Company may achieve will depend upon many factors including factors which may be beyond the control of Summa or which cannot be predicted at this time. These factors may include changes in the markets for the products offered by the Company through its operating subsidiaries, increased levels of competition including the entry of additional competitors and increased success by existing competitors, reduced margins caused by competitive pressures and other factors, increases in operating costs including costs of production, materials, supplies, personnel, equipment, import duties and transportation, increases in governmental regulation imposed under federal, state or local laws, including regulations applicable to environmental, labor and trade matters, changing customer profiles and general economic and industry conditions that affect customer demand and sales volume, both domestically and internationally, the introduction of new products by Summa or its competitors, the need to make material capital expenditures, the timing of Summa's advertising and promotional campaigns, and other factors.

RESULTS OF OPERATIONS

The following table sets forth certain information, derived from Summa's unaudited consolidated statements of income from continuing operations, as a percent of sales for the three and six month periods ended February 28, 1999 and February 29, 2000, and the Company's effective income tax rate during those periods:

                                                             Three months ended                  Six months ended
                                                       Feb 28, 1999      Feb 29, 2000     Feb 28, 1999      Feb 29, 2000
                                                       ------------      ------------     ------------      ------------
        Net sales.......................................  100.0%            100.0%           100.0%            100.0%
        Cost of sales...................................   68.4%             70.5%            68.6%             70.8%
                                                           ----              ----             ----              ----
        Gross profit....................................   31.6%             29.5%            31.4%             29.2%
        S,G & A and other expenses......................   20.4%             18.3%            20.0%             18.0%
                                                           ----              ----             ----              ----
        Operating income................................   11.2%             11.2%            11.4%             11.2%
        Interest expense, net...........................    1.6%              2.5%             1.6%              2.4%
                                                           ----              ----             ----              ----
        Income before tax...............................    9.6%              8.7%             9.8%              8.8%
        Provision for income taxes......................    3.7%              3.2%             3.8%              3.3%
                                                           ----              ----             ----              ----
        Net income......................................    5.9%              5.5%             6.0%              5.5%
                                                           ====              ====             ====              ====

        Effective tax rate..............................   38.5%             37.2%            38.9%             37.1%
                                                           ====              ====             ====              ====

Sales for the second quarter, ended February 29, 2000, increased $7,036,000, or 31%, compared to the same period in the prior year, due to the inclusion of the sales of newly acquired operations and internal growth. Same business sales in the second quarter were up 11% in the Engineered Polymer Components segment, up 3% in the Extruded Plastic Products segment, and up 10% overall, compared to the second quarter of fiscal 1999.

Sales for the six months ended February 29, 2000 increased $12,334,000, or 27%, compared to the same period in the prior year, due to the inclusion of the sales of newly acquired operations and internal growth. Same business sales in the period were up 7% in the Engineered Polymer Components segment, down 4% in the Extruded Plastic Products segment, and up 6% overall, compared to the first six months of fiscal 1999. Sales, especially in the Extruded Plastic Products segment, were adversely impacted by a plant relocation and difficulties with the implementation of manufacturing software, during the first quarter.

Gross profit for the second quarter increased $1,600,000, or 22%, from the comparable prior year period, primarily due to the effects of acquisitions and sales growth. As a percentage of sales, gross profit decreased from 31.6% to 29.5%, as a result of the blending of newly acquired businesses with historically lower gross margins.

Gross profit for the six months ended February 29, 2000 increased $2,606,000, or 18%, from the comparable prior year period, primarily due to the effects of acquisitions and sales growth. As a percentage of sales, gross profit decreased from 31.4% to 29.2%, as a result of the blending of newly acquired businesses with historically lower gross margins and the adverse effects of a plant relocation and difficulties with the implementation of manufacturing software, during the first quarter.

Operating expenses for the second quarter ended February 29, 2000 increased $801,000, or 17%, from the comparable prior year period, primarily due to the inclusion of the operating expenses of recently acquired businesses and increased marketing and sales activities. As a percentage of sales, operating expenses decreased from 20.4% to 18.3%, primarily as a result of the blending of newly acquired businesses with historically lower operating expenses. Operating margin did not change from the second quarter of fiscal 1999 to the second quarter of fiscal 2000, as a result of the off-setting changes in gross margin and operating expenses discussed above.

Operating expenses for the six months ended February 29, 2000 increased $1,279,000, or 14%, from the comparable prior year period, primarily due to the inclusion of the operating expenses of recently acquired businesses and increased marketing and sales activities. As a percentage of sales, operating expenses decreased from 20.0% to 18.0%, primarily as a result of the blending of newly acquired businesses with historically lower operating expenses. Operating margin decreased from 11.4% in the first six months of fiscal 1999 to 11.2% in the first six months of fiscal 2000, as a result of the changes in gross margin and operating expenses discussed above.

Net interest expense for the quarter ended February 29, 2000, increased $378,000 from the comparable prior year period, primarily due to increased debt levels related to acquisitions and increased interest rates.

Net interest expense for the six months ended February 29, 2000 increased $677,000 from the comparable prior year period, primarily due to increased debt levels related to acquisitions and increased interest rates.

The effective tax rate in the second quarter of fiscal 2000 decreased to 37.2% from 38.5% in the comparable prior year period, due to a lower effective combined state income tax rate and increased foreign sales corporation tax benefit.

The effective tax rate in the six months ended February 29, 2000 decreased to 37.1% from 38.9% in the comparable prior year period due to a lower effective combined state income tax rate and increased foreign sales corporation tax benefit.

The Company's backlog of unfilled orders, believed to be firm, increased from $9,338,000 at August 31, 1999 to $11,252,000 at February 29, 2000. Because the
length of time between entering an order and shipping the product is typically shorter than one month, backlog levels are not a reliable indicator of future sales volume.

The following tables set forth the relative contribution of each of Summa's reportable segments to the sales and operating income of the entire Company and the operating margins of each segment:

                        RELATIVE CONTRIBUTION BY SEGMENT

                                                                   Three months ended                  Six months ended
                                                               Feb 28, 1999      Feb 29, 2000     Feb 28, 1999      Feb 29, 2000
                                                               ------------      ------------     ------------      ------------
       Net sales
          Engineered polymer components........................   79.1%             83.5%            79.7%             84.5%
          Extruded plastic products............................   20.9%             16.5%            20.3%             15.5%
                                                                 -----             -----            -----             -----
          Consolidated.........................................  100.0%            100.0%           100.0%            100.0%

       Operating profit
          Engineered polymer components........................  106.4%            101.6%           103.6%            102.0%
          Extruded plastic products............................   10.9%             10.3%            10.5%              7.9%
          All other............................................  (17.3)%           (11.9)%          (14.1)%            (9.9)%
                                                                 -----             -----            -----             -----
          Consolidated.........................................  100.0%            100.0%           100.0%            100.0%

                           OPERATING MARGIN BY SEGMENT

                                                                   Three months ended                  Six months ended
                                                               Feb 28, 1999      Feb 29, 2000     Feb 28, 1999      Feb 29, 2000
                                                               ------------      ------------     ------------      ------------
          Engineered polymer components........................   15.0%             13.6%            14.8%             13.6%
          Extruded plastic products............................    5.8%              7.0%             5.9%              5.7%
          Consolidated.........................................   11.2%             11.2%            11.4%             11.2%

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. The Company's working capital at February 29, 2000 was $13,210,000, compared to $10,326,000 at August 31, 1999. The most significant changes were an increase in accounts receivable of $1,851,000, as a result of increased sales, and a decrease of accrued liabilities of $591,000 due to timing of payments.

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

Summary of the Company's debt at February 29, 2000:

                                                                     Weighted
                                                                      Average
                                                                     Interest         Additional
      Description of Debt                               Balance          Rate       Availability              Due
      -------------------                               -------          ----       ------------              ---
      Bank line of credit........................   $ 9,558,000          8.0%        $15,442,000             2003
      Bank term loans............................    19,081,000          8.0%                ---      2000 - 2005
      Acquisition facility.......................           ---           ---         12,800,000              ---
      Industrial revenue bonds and other.........     5,656,000          6.5%                ---      2000 - 2021
                                                    -----------          ----        -----------
      Total debt.................................   $34,295,000          7.8%        $28,242,000
                                                    ===========          ====        ===========

COMMON STOCK. The Company announced a stock buy-back program September 28, 1998 which authorized the Company to purchase its common stock in an aggregate amount of up to $2,000,000. During the quarter ended February 29, 2000, 42,500 shares were repurchased under the program, at an average cost of $10.89 per share and 13,675 shares were issued pursuant to stock option exercises at an average exercise price of $5.03. As of February 29, 2000, 60,500 shares of common stock had been repurchased under the program, at an aggregate cost of $615,000.

Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned capital expenditures and debt service for the next twelve months. The Company has a strategy of growth by acquisition. In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed. The Company has 10,000,000 shares of common stock authorized, of which 4,293,077 shares were outstanding at February 29, 2000 and 5,000,000 shares of "blank check" preferred stock authorized, of which none is outstanding. The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company encounters lawsuits from time to time in the ordinary course of business and, at February 29, 2000, the Company or its affiliates were parties to several civil lawsuits. Any losses that the Company may suffer from current or future lawsuits, and the effect such litigation may have upon the reputation and marketability of the Company's products, could have a material adverse impact on the results of future operations, the financial condition and prospects of the Company.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

Prior to October 1986, a previously owned business unit of one of the Company's subsidiaries operated a facility on property within an area subsequently designated as a federal Superfund site. In 1997, the Company learned that hazardous substances had been detected in the soil at the property and that the current owner had been requested by a state agency to undertake additional investigation at the property. The Company also became aware that the property has been subject to a general notice letter issued by the United States Environmental Protection Agency under the federal Superfund law. The Company, as the successor to one of several prior tenants of the property, may be held responsible for the contamination at the site regardless of whether its subsidiary caused the contamination. The Company does not believe it is responsible for any contamination at the property, and has not been notified or contacted by any governmental authority in that regard, nor named in any proceeding relating to the property. However, if the Company were held liable under federal Superfund law, or other environmental law, or had to defend itself against such a claim, the consequences could be material to the Company's financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS.

       27.1    Financial Data Schedule *

               --------------------
               * Filed herewith.

(b)    CURRENT REPORTS ON FORM 8-K.

       None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 22, 2000.

                                SUMMA INDUSTRIES

/s/ James R. Swartwout                                   /s/ Trygve M. Thoresen
----------------------                                   ----------------------
James R. Swartwout                                       Trygve M. Thoresen
President and Chief Financial Officer                    Secretary