Form 10-Q
period 2000-05-31
SUMMA INDUSTRIES
filed 2000-06-26
CIK 62262

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                                  MAY 31, 2000

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

The number of shares of common stock outstanding as of May 31, 2000 was 4,265,015.

                                SUMMA INDUSTRIES

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets -
          August 31, 1999 and May 31, 2000 (unaudited) ........................3

          Condensed Consolidated Statements of Income (unaudited) -
          three months and nine months ended  May 31, 1999 and 2000............4

          Condensed Consolidated Statements of Cash Flows (unaudited) -
          nine months ended May 31, 1999 and 2000..............................5

          Notes to Condensed Consolidated Financial Statements (unaudited).....6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations.....................9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........13

PART II - OTHER INFORMATION...................................................13

Item 1.   Legal Proceedings...................................................13
Item 2.   Changes in Securities and Use of Proceeds...........................13
Item 3.   Defaults upon Senior Securities.....................................14
Item 4.   Submission of Matters to a Vote of Security Holders.................14
Item 5.   Other Information...................................................14
Item 6.   Exhibits and Reports on Form 8-K....................................14

Signature Page................................................................14

                                SUMMA INDUSTRIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            August 31, 1999    May 31, 2000
ASSETS                                                                                         (unaudited)
                                                                            ---------------    ------------
Current assets:
    Cash and cash equivalents                                                 $ 1,148,000      $   949,000
    Accounts receivable                                                        16,075,000       17,973,000
    Inventories                                                                11,714,000       12,405,000
    Prepaid expenses and other                                                  1,283,000        1,562,000
                                                                              -----------      -----------

       Total current assets                                                    30,220,000       32,889,000
                                                                              -----------      -----------

Property, plant and equipment                                                  36,819,000       40,897,000
   Less accumulated depreciation                                               11,098,000       14,393,000
                                                                              -----------      -----------

        Net property, plant and equipment                                      25,721,000       26,504,000
                                                                              -----------      -----------

Other assets                                                                      585,000          471,000
Goodwill and other intangibles, net                                            31,128,000       30,716,000
                                                                              ===========      ===========

       Total assets                                                           $87,654,000      $90,580,000
                                                                              ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable                                                           $ 7,054,000      $ 5,940,000
   Accrued liabilities                                                          7,046,000        6,828,000
   Current maturities of long-term debt                                         5,794,000        6,292,000
                                                                              -----------      -----------

      Total current liabilities                                                19,894,000       19,060,000
                                                                              -----------      -----------

Long-term debt, net of current maturities                                      27,987,000       27,678,000
Other long-term liabilities                                                     4,400,000        4,244,000
                                                                              -----------      -----------

      Total liabilities                                                        52,281,000       50,982,000
                                                                              -----------      -----------

Stockholders' equity:
   Common stock,  par value $.001; 10,000,000 shares authorized;
         issued and outstanding:  4,313,481 at August 31, 1999
               and 4,265,015 at May 31, 2000                                   19,205,000       18,081,000
   Retained earnings                                                           16,168,000       21,517,000
                                                                              -----------      -----------

      Total stockholders' equity                                               35,373,000       39,598,000
                                                                              -----------      -----------

      Total liabilities and stockholders' equity                              $87,654,000      $90,580,000
                                                                              ===========      ===========


See accompanying notes to condensed consolidated financial statements.

                                SUMMA INDUSTRIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                   Three months ended May 31       Nine months ended  May 31
                                                                     1999             2000           1999             2000
                                                                 -----------       -----------    -----------      -----------
Net sales                                                        $30,203,000       $33,302,000    $76,461,000      $91,894,000
Cost of sales                                                     20,974,000        23,580,000     52,706,000       65,040,000
                                                                 -----------       -----------    -----------      -----------

Gross profit                                                       9,229,000         9,722,000     23,755,000       26,854,000
Selling, general, administrative and other expenses                5,394,000         5,586,000     14,658,000       16,129,000
                                                                 -----------       -----------    -----------      -----------

Operating income                                                   3,835,000         4,136,000      9,097,000       10,725,000
Interest expense                                                     798,000           785,000      1,546,000        2,210,000
                                                                 -----------       -----------    -----------      -----------

Income before income taxes                                         3,037,000         3,351,000      7,551,000        8,515,000
Provision for income taxes                                         1,157,000         1,252,000      2,912,000        3,166,000
                                                                 -----------       -----------    -----------      -----------

Net income                                                        $1,880,000        $2,099,000     $4,639,000       $5,349,000
                                                                  ==========        ==========     ==========       ==========

Earnings per common share
       Basic                                                            $.44              $.49          $1.09            $1.24
       Diluted                                                          $.42              $.47          $1.04            $1.18
                                                                 -----------       -----------    -----------      -----------

Weighted average common shares outstanding
       Basic                                                       4,289,000         4,271,000      4,269,000        4,301,000
       Diluted                                                     4,481,000         4,466,000      4,453,000        4,525,000
                                                                 -----------       -----------    -----------      -----------

See accompanying notes to condensed consolidated financial statements.

                                SUMMA INDUSTRIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                              Nine months ended May 31
                                                                                 1999           2000
                                                                            ------------    ------------
Operating activities:
Net income                                                                  $  4,639,000    $  5,349,000
                                                                            ------------    ------------
Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation                                                               2,881,000       3,597,000
    Amortization                                                                 507,000         724,000
    Gain on disposition of property, plant and equipment                         (12,000)        (14,000)
    Net change in assets and liabilities, net of effects of acquisitions:
        Accounts receivable                                                   (1,987,000)     (1,498,000)
       Inventories                                                              (895,000)       (487,000)
       Prepaid expenses and other assets                                         146,000         (86,000)
       Accounts payable                                                         (222,000)     (1,292,000)
       Accrued liabilities                                                       691,000        (618,000)
                                                                            ------------    ------------
         Total adjustments                                                     1,109,000         326,000
                                                                            ------------    ------------
         Net cash provided by operating activities                             5,748,000       5,675,000
                                                                            ------------    ------------
Investing activities:
Acquisition of businesses (Note 5)                                           (20,130,000)     (2,174,000)
Purchases of property and equipment                                           (1,953,000)     (2,648,000)
Proceeds from sale of equipment                                                   15,000          28,000
Purchase of patent                                                                  --           (95,000)

         Net cash (used in) investing activities                             (22,068,000)     (4,889,000)
                                                                            ------------    ------------

Financing activities:
Net proceeds from line of credit                                               7,908,000       2,510,000
Proceeds from issuance of long-term debt                                      13,227,000       2,200,000
Payments on long-term debt                                                    (5,153,000)     (4,571,000)
Proceeds from the exercise of stock options                                      489,000         271,000
Purchases of common stock                                                       (153,000)       (895,000)
Purchase of warrants                                                                --          (500,000)
                                                                            ------------    ------------
         Net cash provided by (used in) financing activities                  16,318,000        (985,000)


Net decrease in cash and cash equivalents                                         (2,000)       (199,000)
Cash and cash equivalents, beginning of period                                   293,000       1,148,000
                                                                            ------------    ------------
Cash and cash equivalents, end of period                                    $    291,000    $    949,000
                                                                            ============    ============


See accompanying notes to condensed consolidated financial statements.

                                SUMMA INDUSTRIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Summa Industries (the "Company"), some of which are unaudited, have been condensed in certain respects and should, therefor, be read in conjunction with the audited financial statements and notes related thereto contained in the Company's Annual Report on Form 10-K for the year ended August 31, 1999. In the opinion of the Company, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. The results of operations for the nine months ended May 31, 2000 are not necessarily indicative of the results to be expected for the full year ending August 31, 2000.

2.       INVENTORIES

         Inventories were as follows:

                                                     AUGUST 31, 1999           MAY 31, 2000
                                                     ---------------           ------------
                                                        (audited)
                 Finished goods................         $4,588,000               $4,877,000
                 Work in process...............            458,000                  363,000
                 Materials and parts...........          6,668,000                7,165,000
                                                       -----------              -----------
                                                       $11,714,000              $12,405,000
                                                       ===========              ===========

3.      DILUTED EARNINGS PER SHARE

Diluted earnings per share were calculated using the "treasury stock" method as if dilutive stock options and warrants had been exercised and the funds were used to purchase common shares at the average market price during the period.

                                                           Three months ended May 31    Nine months ended May 31
                                                               1999          2000          1999          2000
                                                            ---------     ---------     ---------     ---------
          Weighted average shares outstanding - basic ...   4,289,000     4,271,000     4,269,000     4,301,000
          Effect of dilutive securities:
             Impact of common shares to be issued under
                stock option plans ......................     192,000       195,000       184,000       219,000
             Impact of common shares to be issued with
                respect to warrants .....................        --            --            --           5,000
                                                            ---------     ---------     ---------     ---------
          Weighted average shares outstanding - diluted..   4,481,000     4,466,000     4,453,000     4,525,000
                                                            =========     =========     =========     =========

4.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                              Nine months ended May 31
                                                               1999              2000
                                                           ------------      ------------
          Cash paid during the period:
             Interest                                      $  1,419,000      $  2,321,000
             Income taxes                                  $  2,918,000      $  2,313,000

          Non-cash investing and financing activities:
          Details of acquisitions
             Fair value of assets acquired                 $ 22,660,000      $  2,791,000
             Liabilities assumed or incurred                 (2,220,000)         (498,000)
                Value of options and warrants issued           (310,000)             --
                                                           ------------      ------------
                Cash paid                                    20,130,000         2,293,000
                Less cash acquired                                               (119,000)
                                                           ------------      ------------
                    Net cash used in acquisitions          $ 20,130,000      $  2,174,000
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

In September 1999, Summa acquired substantially all of the assets of Broadview Injection Molding Co., Inc. ("Broadview"). The aggregate purchase price paid for Broadview consisted of $2,143,000 in cash, liabilities assumed or incurred of $273,000 and acquisition costs of $26,000. The transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the net fair market value of acquired assets was $117,000 and has been recorded as goodwill, which is being amortized on a straight line basis over 15 years. The results of operations of Broadview have been included in the consolidated results of operations and statements of cash flows of the Company since September 1, 1999, the date of acquisition.

In May 2000, Summa acquired all of the assets of Yarbrough-Timco. The aggregate purchase price paid for Yarbrough-Timco consisted of $150,000 in cash, a note payable to the seller in the amount of $50,000, liabilities assumed or incurred of $124,000 and acquisition costs of $25,000. The transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to identifiable tangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the net fair market value of acquired assets was $100,000 and has been recorded as goodwill, which is being amortized on a straight line basis over 15 years. The results of operations of Yarbrough-Timco have been included in the consolidated results of operations and statements of cash flows since May 8, 2000, the date of acquisition.

The following unaudited proforma financial information presents the results of operations of the Company with Plastron as if it had been acquired as of September 1, 1998. Proforma adjustments have been made to give effect to the amortization of goodwill, adjustments in depreciation and inventory value, interest expense related to acquisition debt, the related tax effects and the effect upon basic and diluted earnings per share of the stock options and warrants issued in conjunction with the acquisition. The following unaudited pro forma financial information does not include adjustments to give effect to the Broadview and Yarbrough-Timco acquisitions as such adjustments would not be material:

                                                      Three months ended May 31                 Nine months ended May 31
                                                      1999                 2000                 1999                2000
                                                      ----                 ----                 ----                ----
      Net sales................................   $30,203,000          $33,302,000          $85,527,000         $91,894,000
      Net income...............................    $1,880,000           $2,099,000           $4,962,000          $5,349,000
      Income per common share..................
                basic..........................          $.44                 $.49                $1.16               $1.24
               diluted ........................          $.42                 $.47                $1.11               $1.18

The pro forma results in the preceding table are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition of Plastron had been effective at September 1, 1998 or the results which may be achieved in the future.

6.       SEGMENT REPORTING

                                       Three months ended May 31            Nine months ended May 31
                                         1999              2000              1999             2000
Net sales
   Engineered polymer components     $ 24,656,000      $ 27,812,000      $ 61,511,000      $ 77,333,000
   Extruded plastic products            5,547,000         5,490,000        14,950,000        14,561,000
                                     ------------      ------------      ------------      ------------
   Consolidated                      $ 30,203,000      $ 33,302,000      $ 76,461,000      $ 91,894,000
Operating profit
   Engineered polymer components     $  3,674,000      $  4,340,000      $  9,124,000      $ 11,064,000
   Extruded plastic products              551,000           111,000         1,103,000           631,000
   All other                             (390,000)         (315,000)       (1,130,000)         (970,000)
                                     ------------      ------------      ------------      ------------
   Consolidated                      $  3,835,000      $  4,136,000      $  9,097,000      $ 10,725,000

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

RESULTS OF OPERATIONS

The following table sets forth certain information, derived from Summa's unaudited consolidated statements of income, as a percent of sales for the three and nine month periods ended May 31, 1999 and May 31, 2000, and the Company's effective income tax rate during those periods:

                                             Three months ended May 31  Nine months ended May 31
                                               1999          2000          1999          2000
                                              ------        ------        ------        ------
          Net sales .......................   100.0%        100.0%        100.0%        100.0%
          Cost of sales ...................    69.4%         70.8%         68.9%         70.8%
                                              ------        ------        ------        ------
          Gross profit ....................    30.6%         29.2%         31.1%         29.2%
          S,G & A and other expenses ......    17.9%         16.8%         19.2%         17.5%
                                              ------        ------        ------        ------
          Operating income ................    12.7%         12.4%         11.9%         11.7%
          Interest expense, net ...........     2.6%          2.4%          2.0%          2.4%
                                              ------        ------        ------        ------
          Income before tax ...............    10.0%         10.0%          9.9%          9.3%
          Provision for income taxes ......     3.8%          3.7%          3.8%          3.5%
                                              ------        ------        ------        ------
          Net income ......................     6.2%          6.3%          6.1%          5.8%
                                              ======        ======        ======        ======
          Effective tax rate ..............    38.1%         37.4%         38.6%         37.2%


Sales for the third quarter, ended May 31, 2000, increased $3,099,000, or 10%, compared to the same period in the prior year, due primarily to increased sales and marketing programs and strong demand. Same business sales in the third quarter were up 11% in the Engineered Polymer Components segment, down 1% in the Extruded Plastic Products segment, and up 10% overall, compared to the third quarter of fiscal 1999.

Sales for the nine months ended May 31, 2000 increased $15,433,000, or 20%, compared to the same period in the prior year, due to the inclusion of the sales of newly acquired operations and internal growth. Same business sales in the period were up 9% in the Engineered Polymer Components segment, down 3% in the Extruded Plastic Products segment, and up 7% overall, compared to the first nine months of fiscal 1999. Sales, especially in the Extruded Plastic Products segment, were adversely impacted by a plant relocation and difficulties with the implementation of manufacturing software, during the first quarter.

Gross profit for the third quarter increased $493,000, or 5.3%, from the comparable prior year period, primarily due to sales growth. As a percentage of sales, gross profit decreased from 30.6% to 29.2%, as a result of increased costs of manufacturing and more competitive pricing.

Gross profit for the nine months ended May 31, 2000 increased $3,099,000, or 13.0%, from the comparable prior year period, primarily due to the effects of acquisitions and sales growth. As a percentage of sales, gross profit decreased from 31.1% to 29.2%, as a result of the blending of newly acquired businesses with historically lower gross margins, the adverse effects of a plant relocation and difficulties with the implementation of manufacturing software, during the first quarter, and generally increasing costs and competitive pricing.

Operating expenses for the third quarter ended May 31, 2000 increased $192,000, or 3.6%, from the comparable prior year period, primarily due to increased marketing and sales expenses. As a percentage of sales, operating expenses decreased from 17.9% to 16.8%, primarily as a result of increased sales volume. Operating margin did not change significantly from the third quarter of fiscal 1999 to the third quarter of fiscal 2000, as a result of the off-setting changes in gross margin and operating expenses discussed above.

Operating expenses for the nine months ended May 31, 2000 increased $1,471,000, or 10.0%, from the comparable prior year period, primarily due to the inclusion of the operating expenses of recently acquired businesses and increased marketing and sales activities. As a percentage of sales, operating expenses decreased from 19.2% to 17.5%, primarily as a result of the blending of newly acquired businesses with historically lower operating expenses and as a result of increased sales volume. Operating margin did not change significantly from the first nine months of fiscal 1999 to the first nine months of fiscal 2000, as a result of the off-setting changes in gross margin and operating expenses discussed above.

Net interest expense for the quarter ended May 31, 2000 decreased insignificantly from the comparable prior year period, as slightly decreased average debt levels were off-set by slightly increased interest rates.

Net interest expense for the nine months ended May 31, 2000 increased $664,000 from the comparable prior year period, primarily due to increased average debt levels related to acquisitions and increased interest rates.

The effective tax rate in the third quarter of fiscal 2000 decreased to 37.4% from 38.1% in the comparable prior year period, due to a lower effective combined state income tax rate and increased foreign sales corporation tax benefit.

The effective tax rate in the nine months ended May 31, 2000 decreased to 37.2% from 38.6% in the comparable prior year period due to a lower effective combined state income tax rate and increased foreign sales corporation tax benefit.

The Company's backlog of unfilled orders, believed to be firm, increased from $9,338,000 at August 31, 1999 to $10,588,000 at May 31, 2000. Because the length of time between entering an order and shipping the product is typically shorter than one month, backlog levels are not a reliable indicator of future sales volume.

The following tables set forth the relative contribution of each of Summa's reportable segments to the sales and operating income of the entire Company and the operating margins of each segment:

                        RELATIVE CONTRIBUTION BY SEGMENT

                                                                    Three months ended May 31           Nine months ended May 31
                                                                      1999              2000             1999              2000
                                                                     ------            ------           ------            ------
       Net sales
          Engineered polymer components............................   81.6%             83.5%            80.5%             84.2%
          Extruded plastic products................................   18.4%             16.5%            19.5%             15.8%
                                                                     ------            ------           ------            ------
          Consolidated.............................................  100.0%            100.0%           100.0%            100.0%

       Operating profit
          Engineered polymer components............................   95.8%            104.9%           100.3%            103.1%
          Extruded plastic products................................   14.4%              2.7%            12.1%              5.9%
          All other................................................ (10.2)%            (7.6)%          (12.4)%            (9.0)%
                                                                     ------            ------           ------            ------
          Consolidated.............................................  100.0%            100.0%           100.0%            100.0%

                           OPERATING MARGIN BY SEGMENT

                                                                    Three months ended May 31           Nine months ended May 31
                                                                      1999              2000             1999              2000
                                                                     ------            ------           ------            ------
          Engineered polymer components............................   14.9%             15.6%            14.8%             14.3%
          Extruded plastic products................................    9.9%              2.0%             7.4%              4.3%
          Consolidated.............................................   12.7%             12.4%            11.9%             11.7%


LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. The Company's working capital at May 31, 2000 was $13,829,000, compared to $10,326,000 at August 31, 1999. The most significant changes were increased accounts receivable and inventory due to seasonality and sales growth; and decreased accounts payable as the Company began to emphasize negotiating discounts in Fiscal 2000.

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

Summary of the Company's debt at May 31, 2000:

                                                                            Weighted
                                                                             Average
                                                                            Interest            Additional
      Description of Debt                                      Balance          Rate          Availability            Due
      -------------------                                      -------          ----          ------------            ---
      Bank line of credit..............................    $10,526,000          8.6%           $14,474,000                2003
      Bank term loans..................................     17,876,000          9.2%                   ---         2000 - 2005
      Acquisition facility.............................           ---                           12,800,000                 ---
      Industrial revenue bonds and other...............      5,568,000          6.5%                   ---         2000 - 2021
                                                             ---------          ----           -----------
      Total debt.......................................    $33,970,000          8.6%           $27,274,000
                                                           ===========          ====           ===========

COMMON STOCK. The Company announced a stock buy-back program September 28, 1998 which authorized the Company to purchase its common stock in an aggregate amount of up to $2,000,000. During the quarter ended May 31, 2000, 32,300 shares were repurchased under the program, at an average cost of $10.08 per share and 4,238 shares were issued pursuant to stock option exercises at an average exercise price of $7.29. Additionally, the Company repurchased and cancelled warrants to acquire 200,000 shares of common stock at a cost of $2.50 per share. As of May 31, 2000, 92,800 shares of common stock and 200,000 warrants had been repurchased under the program, at an aggregate cost of $1,441,000.

Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned capital expenditures and debt service for the next twelve months. The Company has a strategy of growth by acquisition. In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed. The Company has 10,000,000 shares of common stock authorized, of which 4,265,015 shares were outstanding at May 31, 2000 and 5,000,000 shares of "blank check" preferred stock authorized, of which none is outstanding. The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the outstanding debt and related variable interest rates set forth in "Managements' Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", above, there are no material changes to the disclosure in the Company's report on Form 10-K for the fiscal year ended August 31, 1999.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company encounters lawsuits from time to time in the ordinary course of business and, at May 31, 2000, the Company or its affiliates were parties to several civil lawsuits. Any losses that the Company may suffer from current or future lawsuits, and the effect such litigation may have upon the reputation and marketability of the Company's products, could have a material adverse impact on the results of future operations, the financial condition and prospects of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

     27.1 Financial Data Schedule *

          --------------------
          * Filed herewith.

(b)  CURRENT REPORTS ON FORM 8-K.

     None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 23, 2000.

                                SUMMA INDUSTRIES

/s/ James R. Swartwout                              /s/ Trygve M. Thoresen
----------------------                              ----------------------

James R. Swartwout                                  Trygve M. Thoresen
President and Chief Financial Officer               Secretary