Form 10-K
period 2000-08-31
SUMMA INDUSTRIES/
filed 2000-10-27
CIK 62262

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                            For the fiscal year ended

                                 AUGUST 31, 2000

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

        21250 HAWTHORNE BOULEVARD, SUITE 500, TORRANCE, CALIFORNIA 90503
                             www.SummaIndustries.com
          (Address of principal executive offices, including zip code)

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of registrant's Common Stock held by non-affiliates as of October 18, 2000, based upon the closing price of a share of the Common Stock on The Nasdaq National Market on that date, was $33,932,745. The number of shares of registrant's Common Stock outstanding as of October 18, 2000 was 4,229,365.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on December 15, 2000 to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in
Part III hereof.

                                     PART I

ITEM 1.       BUSINESS.

GENERAL

Summa Industries ("Summa" or the "Company") was incorporated as Southern California Plastics Co. in the State of California in 1942 and subsequently reincorporated in the State of Delaware in 1998. Since 1946, Summa has been a publicly-owned corporation whose Common Stock is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is currently traded on The Nasdaq National Market under the symbol "SUMX". Growth has been achieved by acquisition, development of new products and expansion of the Company's sales organization. Summa designs and manufactures injection-molded and formed plastic optical components for original equipment manufacturer ("OEM") customers in the lighting industry; molded plastic modular conveyor belt and chain for the food processing industry; plastic fittings, valves, filters and tubing for the agricultural irrigation industry; molded plastic coil forms ("bobbins") for use in transformers, motors, relays and switches; extruded plastic sheet with smooth or textured surfaces in various colors and sizes for diverse industrial applications; and other molded and extruded plastic components for diverse industries.

The principal executive offices of the Company are located at 21250 Hawthorne Boulevard, Suite 500, Torrance, California 90503; its telephone number is (310) 792-7024; its facsimile number is (310) 792-7079; and its website is www.summaindustries.com.

STRATEGY

Summa has a strategy of growth through acquisitions of profitable manufacturing companies with proprietary products or protected market niches, with the intent of expanding its operations by acquiring additional product offerings, enhancing gross profit margins, increasing combined sales so that general and administrative costs would constitute a smaller percentage of total revenues, enhancing overall profitability, and increasing the market value of Summa's Common Stock to provide liquidity and value for its stockholders by increasing the number of outstanding shares in the public float and the trading activity in the stock. In 1995, the Company refined the strategy to focus on manufacturers of plastic components for industrial and commercial markets. In general, Summa's corporate staff does not manage operations of acquired subsidiaries on an ongoing basis, but provides planning, financial and legal oversight, and financing; conducts the acquisition program and business development activities; and manages the investor relations, risk management and employee benefit programs. Corporate charges are assessed on a basis established annually, related to asset utilization by each operating subsidiary.

HISTORY OF RECENT ACQUISITIONS -- CONTINUING OPERATIONS

KVP FALCON PLASTIC BELTING, INC. In July 1993, Summa acquired all of the outstanding capital stock of KVP Systems, Inc., a California corporation, renamed KVP Falcon Plastic Belting, Inc. in May 1998 after its acquisition of Falcon Belting, Inc. described below ("KVP"), which designs, manufactures and markets injection-molded plastic conveyor belting. Belts which can operate on a curve were pioneered by KVP. In connection with this acquisition, which was accomplished through the merger of KVP with and into a newly formed and wholly-owned subsidiary of Summa, an aggregate of 555,275 shares of Summa's Common Stock were issued to the shareholders of KVP in a transaction registered under the Securities Act of 1933, as amended (the "Securities Act"). The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to $302,000 and was recorded as goodwill which is being amortized on a straight-line basis over 25 years.

LEXALITE INTERNATIONAL CORPORATION. In November 1996, Summa acquired all of the outstanding capital stock of LexaLite International Corporation, a Delaware corporation ("LexaLite"), which manufactures injection-molded plastic prismatic components for lighting fixtures, through the merger of a newly formed and wholly-owned subsidiary of Summa with and into LexaLite. In connection with the transaction, the former stockholders of LexaLite received shares of Summa's Common Stock which in the aggregate constituted approximately 58% of the shares of Summa's Common Stock outstanding immediately after the merger in a transaction registered under the Securities Act. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. During fiscal year 2000, a contingent liability in connection with an Employee Stock Ownership Plan repurchase obligation was resolved which resulted in a reduction of goodwill of $257,000. The excess of the purchase price over the fair value of the net assets acquired amounted to $648,000 and was recorded as goodwill which is being amortized on a straight-line basis over 25 years.

CALNETICS CORPORATION. In October 1997, Summa acquired all of the outstanding capital stock of Calnetics Corporation, a California corporation ("Calnetics"), through a merger of a newly formed and wholly-owned subsidiary of Summa with and into Calnetics. As a result, Summa acquired the following operating subsidiaries of Calnetics: Agricultural Products, Inc., a

California corporation ("API"), which manufactures plastic fittings, filters, tubing and accessories, principally for agricultural irrigation; Ny-Glass Plastics, Inc., a California corporation ("Ny-Glass"), which manufactures plastic parts, principally by use of injection molding and structural foam molding techniques, and performs certain value-added services for customers in a variety of industries; and Manchester Plastics Co., Inc., a California corporation ("Manchester Plastics"), which manufactures proprietary and custom acrylic, polycarbonate and polystyrene plastic sheet products, principally for the building materials and industrial plastics industries. The total acquisition cost was $31,792,000, consisting of cash due to former Calnetics shareholders of $22,335,000, acquisition costs of $50,000, liabilities assumed or incurred of $8,062,000 and an estimated fair value of $1,345,000 for options issued in conjunction with the transaction, primarily replacement options issued to Calnetics employees who continued with the Company. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. During fiscal year 2000, an insurance claim settlement was received which resulted in a reduction of the acquisition cost and of goodwill in the amount of $350,000. The excess of the purchase price over the fair value of the net assets acquired amounted to $13,624,000 and was recorded as goodwill which is being amortized on a straight-line basis over 40 years.

FALCON BELTING, INC. In May 1998, Summa acquired all of the outstanding capital stock of Falcon Belting, Inc., an Oklahoma corporation ("Falcon"), which manufactures modular plastic conveyor belting used in food processing industries. The operations of Falcon were promptly consolidated with KVP. The total acquisition cost was $5,125,000, consisting of $2,636,000 in cash and the present value of obligations to make future payments to the former owner of Falcon and liabilities assumed or incurred of $2,489,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. During fiscal year 1999, a contingency was resolved which resulted as a reduction of the total acquisition cost and of goodwill in the amount of $125,000. The excess of the purchase price over the fair value of the net assets acquired amounted to $1,870,000 and was recorded as goodwill which is being amortized on a straight-line basis over 30 years.

CANYON MOLD. In September 1998, Summa acquired substantially all of the assets of Canyon Mold, Inc., a California corporation. The operations of Canyon Mold were promptly relocated to and integrated into the Company's molding facility in Corona, California. Canyon Mold had provided tool design and manufacturing services almost exclusively for the Company. The total acquisition cost was approximately $200,000 in cash and assumed liabilities. No goodwill was recorded in this transaction.

PLASTRON INDUSTRIES, INC. In March 1999, Summa acquired substantially all of the assets of Plastron Industries, L.P. ("Plastron") which manufactures molded plastic coil forms ("bobbins") for use in transformers, motors, relays and switches. The aggregate purchase price paid for Plastron consisted of $19,525,000 in cash; a four-year warrant exercisable to purchase up to 200,000 shares of the Company's common stock at $11.75 per share valued at $278,000; investment banking fees consisting of a $125,000 cash payment and stock options, valued at $32,000; and the assumption of certain liabilities, principally trade payables and accrued obligations of $2,220,000. The transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over fair value of the net assets acquired amounted to $13,781,000 and has been recorded as goodwill which is being amortized on a straight-line basis over 35 years. In April 2000, Summa repurchased the warrant for $500,000.

BROADVIEW INJECTION MOLDING, INC. In September 1999, Summa acquired substantially all of the assets of Broadview Injection Molding Co., Inc. ("Broadview"), which manufacturers molded plastic coil forms ("bobbins") for use in transformers, motors, relays and switches. The aggregate purchase price paid for Broadview consisted of $2,143,000 in cash, liabilities assumed or incurred of $364,000 and acquisition costs of $26,000. The transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to $237,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years.

YARBROUGH-TIMCO. In May 2000, Summa acquired substantially all of the assets of Yarbrough-Timco ("Yarbrough"), which is a distributor and manufacturer of molded plastic coil forms ("bobbins") for use in transformers, motors, relays and switches. The total acquisition cost was $349,000, consisting of $150,000 in cash, a note payable to the seller in the amount of $50,000, liabilities assumed or incurred of $124,000, and acquisition costs of $25,000. The transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to $100,000 and has been recorded as goodwill which is being amortized on a straight-line basis over 15 years.

RECENT EVENTS

PLASTIC SPECIALTIES, INC. In October 2000, Summa acquired all of the outstanding capital stock of Plastic Specialties, Inc., a California corporation ("PSI"), which is a manufacturer of thermoformed, extruded and injection-molded plastic prismatic components for lighting fixtures. The acquisition cost consisted of $6,287,000 in cash, $4,873,000 in assumed indebtedness, subsequently paid, and liabilities assumed or incurred to be determined. The Company used its existing acquisition facility to finance the transaction.

In evaluating future acquisitions, Summa will endeavor to identify target companies that manufacture plastic components which have a proprietary advantage because of patent protection, brand recognition, unique manufacturing processes or other comparable characteristics. It is anticipated that target companies typically will have been profitable in recent periods, particularly if the acquisition is to be made through the issuance of Summa Common Stock, so that the acquisition will not have an immediate dilutive effect on post-acquisition, consolidated earnings per share. Since it is usually intended that each acquired company will be maintained as a separate operating unit, existing management of each target company will be extensively evaluated in an attempt to ascertain whether such management possesses the capability and compatibility to continue to manage the operations following the acquisition. Perhaps most importantly, Summa will seek to determine that there is a significant likelihood that a sustainable increase in earnings per share within twelve months of the closing can reasonably be expected. For a history of recent divestitures, see Note 16 in the "Notes to Consolidated Financial Statements" of the Company in this Annual Report on Form 10-K.

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

SEGMENTS; PRODUCTS

Summa manufactures diverse plastic products in two segments:

ENGINEERED POLYMER COMPONENTS

OPTICAL COMPONENTS. Summa's optical components include prismatic lenses, refractors and reflectors molded and formed from clear plastic, which are used in commercial and industrial lighting fixtures and in similar applications such as lighted navigational aids, traffic signals and vehicles. Most of the products are injection-molded from specially compounded lighting grade polycarbonate or acrylic. The principal advantages of Summa's injection-molded plastic components over more traditional glass or metal components are superior optical performance, lighter weight, and in certain instances, lower cost.

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

In addition, the Company molds components for electronic products and manufactures miscellaneous parts for diverse industrial and commercial markets.

EXTRUDED PLASTIC PRODUCTS

SHEET. Summa extrudes plastic sheet with smooth or textured surfaces in various colors and sizes for diverse industrial applications.

TUBING. Summa extrudes plastic tubing for use in irrigation and industrial applications.

For financial information by segment, see Note 14 in the "Notes to Consolidated Financial Statements" of the Company in this Annual Report on Form 10-K.

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

THERMOFORMING. Summa vacuum forms and pressure forms products from sheet which it produces. Tooling for the forming process is produced by third-party vendors.

EXTRUSION. Summa extrudes plastic sheet and tubing products. The Company's sheet products are made of polycarbonate, acrylic and polystyrene, while the tubing is extruded from polyethylene and polyvinylchloride (PVC).

In addition to injection molding, thermoforming and extrusion, Summa performs additional production operations including machining and welding of plastic parts, coating, assembly and testing. Summa operates on a just-in-time basis with many of its customers, and inventories are managed to minimal levels. Three of Summa's manufacturing plants are ISO 9002 registered.

MARKETING AND DISTRIBUTION

Summa manufactures plastic products and components which are generally sold to other manufacturers who incorporate Summa's materials and components in their products, and to businesses which incorporate the Company's products in systems assembled for their own use or for their customers' use. The Company generally considers its customers to be OEM's, "end users" and distributors. Most sales are made directly by employees of the Company, although Summa utilizes several independent manufacturers' representatives and certain sales are made through distribution channels. In recent years, the Company has expanded the size of its direct sales staff substantially and has also increased its export sales. The Company distributes its products principally by truck through the use of independent freight entities and, to a lesser extent, by air and sea transport.

Summa's largest three customers accounted for 8.6%, 5.0% and 4.4% of sales in fiscal 2000. The Company has thousands of active accounts including many Fortune 1,000 and large privately held businesses.

RAW MATERIALS

Summa's principal raw material is pelletized plastic resin which is delivered in bulk by truck or in large boxes, typically weighing 1,000 pounds ("Gaylords"). The Company is a large user of resin and does not rely on any single vendor for more than 15% of its raw material. Every material used is available from several vendors. Primary resins used include polycarbonate, acrylic, polystyrene, polyethelyne, polyvinylchloride, polypropylene, acetal and nylon. Principal vendors include AtoFina, Bayer, Cyro, Dow, Dupont, GE Plastics and Ineos among others. The resins used by the Company are crude oil or natural gas derivatives and may be affected to some extent by the supply, demand and price trends in the petroleum industry. Despite supplier plant disruptions at several facilities due to fire and other causes, the Company did not incur any material shortages or unavailability during fiscal 2000. Although prices were relatively stable during fiscal
1998, during fiscal 1999 and fiscal 2000 there have been several increases in prices for certain types of resin.

BACKLOG AND SEASONALITY

On August 31, 2000, Summa's continuing businesses had a backlog of orders, believed to be firm, in the amount of $9,886,000, as compared to a backlog of $9,338,000 from continuing businesses as of August 31, 1999. The open order backlog is comprised of orders for components, spare parts and tooling, with scheduled deliveries from September 2000 through fiscal 2002. Because the length of time between entering an order, shipping the product and recording a sale are typically shorter than 90 days, backlog levels are not a reliable indicator of future sales volume.

Summa's sales exhibit modest seasonality, principally for its irrigation components. Excluding the effects of growth and acquisitions, the Company would expect sales, as a percentage of fiscal year's sales, to occur approximately as follows:


       Quarter                                                Percent of Sales
       -------                                                ----------------
     1st quarter............................................         24%
     2nd quarter............................................         24%
     3rd quarter............................................         26%
     4th quarter............................................         26%
                                                                    ----
                                                                    100%
                                                                    ----


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

PATENTS, TRADEMARKS AND LICENSES

The Company owns and licenses many domestic and foreign patents on products which it has developed or acquired that expire on dates ranging to 2017. In addition, several patent applications are currently in process. The extent to which patents provide a commercial advantage or inhibit the development of competing products varies. The Company does not capitalize expenses related to product development and patent applications. Summa also relies upon common law concepts of confidentiality and trade secrets, as well as economic barriers created by the required investments in tooling and technical personnel and the development of customer relationships, to protect its proprietary products. Summa also has domestic and foreign trade name and trademark registrations covering many of the names and logos which appear on its products which are helpful in enabling the Company to maintain its present competitive position.

ENVIRONMENTAL MATTERS

The Company is subject to various environmental laws and regulations governing air quality, water quality and hazardous waste management and disposal, including such laws and regulations of the federal government and the states of California, Michigan, Oklahoma, Illinois, Florida, Mississippi and Tennessee. The Company does not anticipate that future expenditures for the compliance with such laws and regulations will have a material effect on its capital expenditures or except as set forth below, financial condition or, its results of operations.

Prior to October 1986, a previously owned business unit of one of the Company's subsidiaries operated a facility on property within an area subsequently designated as a federal Superfund site. In 1997, the Company learned that hazardous substances had been detected in the soil at the property and that the current owner had been requested by a state agency to undertake additional investigation at the property. The Company also became aware that the property has been subject to a general notice letter issued by the United States Environmental Protection Agency under the federal Superfund law. The Company, as the successor to one of several prior tenants of the property, may be held responsible for the contamination at the site regardless of whether its subsidiary caused the contamination. The Company does not believe it is responsible for any contamination at the property, and has not been notified or contacted by any governmental authority in that regard, nor named in any proceeding relating to the property. However, if the Company were held liable under federal Superfund law, or other environmental law, or had to defend itself against such a claim, the consequences could be material to the Company's results of operations and financial position.

EMPLOYEES

At October 18, 2000, Summa had 927 employees, including five employees who comprise the Company's corporate staff. None of Summa's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

EXPORT SALES

For information regarding Summa's export sales by geographic area for the past three fiscal years, see Note 13 in the "Notes to Consolidated Financial Statements" of the Company in this Annual Report on Form 10-K.

ITEM 2.       PROPERTIES.

The Company operates primarily at the following facilities:


      LOCATION                                             SQ. FT. PRINCIPAL ACTIVITY             LEASE EXPIRES
      =============================================================================================================
      Torrance, California                                    280  Corporate Office               Month to Month

      ENGINEERED POLYMER COMPONENTS:
      Charlevoix, Michigan                                 94,000  Injection Molding              Owned
      Charlevoix, Michigan                                 27,500  R&D                            Owned
      Dickson, Tennessee                                   55,000  Injection Molding              Owned
      Ontario, California                                  30,000  Warehouse, Assembly            Owned
      Ontario, California                                  25,000  Warehouse                      November 2000
      Rancho Cordova, California                           48,000  Warehouse, Assembly            February 2001
      Corona, California                                   53,000  Injection Molding              May 2004
      Visalia, California                                   4,500  Warehouse, Assembly            December 2000
      Oklahoma City, Oklahoma                              22,000  Warehouse, Assembly            May 2003
      Bensenville, Illinois                                76,500  Injection Molding, Assembly    Owned
      Broadview, Illinois                                  24,000  Injection Molding              Owned
      Olive Branch, Mississippi                            90,000  Forming, Warehouse             Owned
      City of Industry, California                         35,000  Forming, Warehouse             August 2003

      EXTRUDED PLASTIC PRODUCTS:
      Ontario, California                                  72,000  Extrusion, Warehouse           August 2009
      Ontario, California                                  20,000  Extrusion, Assembly            Owned
      Winter Haven, Florida                                28,000  Extrusion, Assembly            Owned
      Olive Branch, Mississippi                            38,000  Extrusion, Warehouse           Owned
      City of Industry, California                         15,000  Extrusion, Warehouse           August 2003


In addition, the Company owns 63,000 square feet of factory and office space in Fullerton, California, and 15,000 square feet of office and warehouse space in Charlevoix, Michigan, which are leased to unrelated parties. The Fullerton lease expires in July 2006 and the Charlevoix leases expire in November 2001.

ITEM 3.       LEGAL PROCEEDINGS.

The Company encounters lawsuits from time to time in the ordinary course of business and, at August 31, 2000, the Company and/or its affiliates were parties to several civil lawsuits. Summa does not expect that the resolution of these lawsuits will have a material adverse impact on future results of operations or financial position. Certain lawsuits filed against the Company in the past have contained claims not covered by insurance, or sought damages in excess of policy limits, and such claims could be filed in the future. Any losses that Summa may suffer from such lawsuits, and the effect such litigation may have upon the reputation and marketability of Summa's products, could have a material adverse impact on the future results of operations, financial condition and/or prospects of the Company. See also "Business--Environmental Matters" above.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the fiscal year ended August 31, 2000 to a vote of Summa's stockholders, through solicitation of proxies or otherwise.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

RECENT MARKET PRICES

Summa's Common Stock is traded on The Nasdaq National Market under the symbol "SUMX." During the year ended August 31, 2000, the average weekly trading volume was approximately 67,000 shares. The stock markets have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors may adversely affect the market price of Summa's Common Stock for reasons unrelated to Summa's operating performance. The following table sets forth the high and low prices for a share of Summa's Common Stock on The Nasdaq National Market for the periods indicated.

   QUARTER
   ENDED       11/30/98    2/28/99    5/31/99    8/31/99    11/30/99    2/29/00    5/31/00    8/31/00
   HIGH         $11.50     $10.50     $12.25     $16.63      $16.00     $13.13     $12.25     $13.31
   LOW           $7.00      $8.25      $8.75     $10.94      $10.00      $9.50      $8.50     $10.44

On October 18, 2000, the closing price on The Nasdaq National Market for a share of Summa Common Stock was $11.00.

DESCRIPTION OF SECURITIES

The authorized capital stock of Summa consists of 10,000,000 shares of Common Stock, $.001 par value, and 5,000,000 shares of Preferred Stock, $.001 par value. As of August 31, 2000, 4,224,715 shares of the Company's Common Stock were issued and outstanding and no shares of Preferred Stock had been issued or were outstanding. The number of holders of record of Summa's Common Stock as of August 31, 2000 was 328. In addition, Summa estimates that there are 2,500 additional stockholders whose shares are held in "street name", including approximately 700 stockholders who own shares through the Employee Stock Ownership Plan.

COMMON STOCK. Holders of Common Stock are entitled to one vote per share on each matter submitted to a vote of the stockholders of Summa, and there is no cumulative voting for the election of directors. Subject to preferences that may be applicable to the holders of any outstanding Preferred Stock, each holder of Common Stock is entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor. Upon the liquidation, dissolution or winding up of Summa, holders of Common Stock are entitled to share ratably in all assets of Summa which are legally available for distribution, after payment of all debts and other liabilities and the liquidation preference of any outstanding Preferred Stock. Holders of Common Stock have no preemptive, subscription, redemption or conversion rights. The transfer agent and registrar for the Common Stock is U. S. Stock Transfer Corporation, 1745 Gardena Avenue, Glendale, California 91204, www.usst.com, and its telephone number is: (800) 835-8778.

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

SHARES ISSUABLE UPON EXERCISE OF OPTIONS

As of August 31, 2000, 1,270,485 shares of Summa common stock are issuable upon exercise of options granted and/or available to be granted under its stock option plans and in connection with acquisitions, most of which are registered under the Securities Act. The existence of these stock options may adversely affect the terms on which Summa can obtain additional financing, and the holders of the options can be expected to exercise or convert them at a time when Summa, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to Summa than those provided by the exercise or conversion of such options. All options vest in full immediately prior to a change of control of the Company, as defined in the stock option plans.

DIVIDEND POLICY

Summa has not paid a cash dividend since the fiscal year ended August 31, 1983. Summa does not currently intend to pay cash dividends on its Common Stock in the foreseeable future.

ITEM 6.       SELECTED FINANCIAL DATA.

The selected financial data set forth below for the three years ended August 31, 1998, 1999 and 2000 have been derived from the audited consolidated financial statements of Summa included elsewhere herein. The selected financial data set forth below for the years ended August 31, 1996 and 1997 have been derived from audited consolidated financial statements of Summa that are not included herein. The selected financial data set forth below should be read in conjunction with those financial statements (including the notes thereto) and with the "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7 below.

                                                                       AT AND FOR THE FISCAL YEARS ENDED AUGUST 31,
                                                                   1996        1997       1998        1999        2000
                                                                   ----        ----       ----        ----        ----
                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF INCOME DATA:
Net sales ....................................................  $  8,124    $ 39,093    $ 85,704    $106,723    $123,572
Costs and expenses:
  Cost of sales ..............................................     4,339      27,097      59,197      73,947      88,296
  Selling, general, administrative, other ....................     3,174       9,021      17,127      19,898      21,286
  Interest, net ..............................................       (15)        275       1,607       2,280       2,984
                                                                --------    --------    --------    --------    --------
Total costs and expenses of continuing operations ............     7,498      36,393      77,931      96,125     112,566
                                                                --------    --------    --------    --------    --------
Income from continuing operations before provision for taxes..       626       2,700       7,773      10,598      11,006
Provision for income taxes ...................................       253       1,088       3,215       4,043       3,700
                                                                --------    --------    --------    --------    --------
Income from continuing operations ............................       373       1,612       4,558       6,555       7,306
Income from discontinued operations, net of income tax effect.       195         640         316        --          --
                                                                --------    --------    --------    --------    --------
Net income ...................................................  $    568    $  2,252    $  4,874    $  6,555    $  7,306
                                                                ========    ========    ========    ========    ========
Earnings per common share:
    Basic:
      Continuing operations ..................................  $   0.24    $   0.47    $   1.09    $   1.53    $   1.71
      Discontinued operations ................................  $   0.12    $   0.18    $   0.07        --          --
      Net income .............................................  $   0.36    $   0.65    $   1.16    $   1.53    $   1.71
                                                                ========    ========    ========    ========    ========
    Diluted:
      Continuing operations ..................................  $   0.23    $   0.46    $   1.03    $   1.46    $   1.62
      Discontinued operations ................................  $   0.12    $   0.18    $   0.07        --          --
      Net income .............................................  $   0.35    $   0.64    $   1.10    $   1.46    $   1.62
                                                                ========    ========    ========    ========    ========
Weighted average number of shares:
      Basic ..................................................     1,565       3,450       4,199       4,278       4,284
      Diluted ................................................     1,603       3,521       4,420       4,488       4,506

BALANCE SHEET DATA:
Assets .......................................................  $ 10,963    $ 35,651    $ 63,983    $ 87,654    $ 89,940
Working capital ..............................................  $  2,423    $  7,209    $ 10,854    $ 10,326    $ 12,761
Long-term debt, net of current maturities ....................  $    300    $  5,571    $ 18,675    $ 27,987    $ 25,777
Stockholders' equity .........................................  $  8,644    $ 20,965    $ 28,118    $ 35,373    $ 41,060

Common shares outstanding ....................................     1,603       4,099       4,257       4,313       4,225

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Statements contained in this Annual Report on Form 10-K, which are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding Summa's expectations, hopes, beliefs, intentions or strategies regarding the future, such as those set forth in "Business--Legal Proceedings" above. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in the "Risk Factors" section of this "Management's Discussion and Analysis" section and elsewhere in this Annual Report on Form 10-K. The forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

Summa manufactures diverse plastic products in two segments: Engineered Polymer Components and Extruded Plastic Products. See "Business -- Segments; Products" above. Summa designs and manufactures injection-molded and formed plastic optical components for OEM customers in the lighting industry; modular plastic conveyor belt and chain for the food processing industry; engineered plastic fittings, valves, filters and tubing for the agricultural irrigation industry; molded plastic coil forms ("bobbins") for use in transformers, motors, relays and switches; extruded plastic sheet with smooth or textured surfaces in various colors and sizes for diverse industrial applications, and other molded and extruded plastic components for diverse industries. See "Business -- Segments; Products" above, "Results of Continuing Operations -- Segment Information" below, and Note 14 in the "Notes to Consolidated Financial Statements" of the Company in this Annual Report on Form 10-K.

RISK FACTORS

Growth has been achieved by acquisition, development of new products and expansion of the Company's sales organization. There can be no assurance that Summa will be able to continue to consummate acquisitions, develop new products or expand sales to sustain rates of revenue growth and profitability in future periods comparable to those experienced in the past several years. See "Business -- History of Recent Acquisitions -- Continuing Operations" and "-- Recent Developments" above. Any future success that the Company may achieve will depend upon many factors including factors which may be beyond the control of Summa or which cannot be predicted at this time. Uncertainties and factors which could cause actual results or events to differ materially from those set forth or implied include:

- changes in the markets for the products offered by the Company through its operating subsidiaries
- increased levels of competition, including the entry of additional foreign and domestic competitors and increased success by existing competitors
-   reduced margins caused by competitive pressures and other factors
- increases in operating costs including costs of production, energy, materials, supplies, personnel, equipment, import duties and transportation
-   increases in borrowing costs and the availability of funds
- increases in governmental regulation imposed under federal, state or local laws, including regulations applicable to environmental, labor and trade matters
- changes in governmental regulation, including changes affecting the favorable tax benefits for export sales made by domestic entities through foreign sales corporations (Summa obtained a $230,000 tax benefit in fiscal
    2000)
- changing customer profiles and general economic and industry conditions that affect customer demand and sales volume, both domestically and internationally
-   the introduction of new products by Summa or its competitors
-   the need to make material capital expenditures
-   the timing of the Summa's advertising and promotional campaigns

RESULTS OF CONTINUING OPERATIONS

The following table sets forth certain information derived from Summa's consolidated statements of income from continuing operations as a percentage of sales for the three years ended August 31, 2000, as well as the Company's effective income tax rate for each period presented. For a description of acquisitions during the periods presented, see "Business--History of Recent Acquisitions -- Continuing Operations" above.

                                                     1998       1999       2000
                                                     ----       ----       ----
     Net sales ..................................   100.0%     100.0%     100.0%
     Cost of sales ..............................    69.1       69.3       71.5
                                                    -----      -----      -----
     Gross profit ...............................    30.9       30.7       28.5
     S,G, & A and other expense .................    20.0       18.6       17.2
                                                    -----      -----      -----
     Operating income from continuing operations     10.9       12.1       11.3
     Interest expense, net ......................     1.8        2.2        2.4
                                                    -----      -----      -----
     Income from continuing operations before tax     9.1        9.9        8.9
     Provision for income taxes .................     3.8        3.8        3.0
                                                    -----      -----      -----
     Income from continuing operations ..........     5.3%       6.1%       5.9%
                                                    =====      =====      ======
     Effective tax rate .........................    41.4%      38.1%      33.6%

NET SALES. For the year ended August 31, 1999, net sales from continuing operations increased by $21,019,000, or 25%, over the prior fiscal year, due primarily to the inclusion of sales of newly acquired operations. See "Business -- History of Recent Acquisitions -- Continuing Operations" above. Comparative trailing twelve months' sales from continuing businesses grew at 5% in the Engineered Polymer Components segment, declined 5% in the Extruded Plastic Products segment, and grew at 3% on a consolidated basis in fiscal 1999. The decline in sales in the Extruded Plastic Products segment is not apparent from footnote 14 in the "Notes to Consolidated Financial Statements", as the extrusion operations were acquired during fiscal 1998 and results were included for ten months thereof. The decline was attributable to management turnover at a sheet extrusion plant and preparations for the relocation of that plant, which was completed in the first quarter of fiscal 2000.

For the year ended August 31, 2000, net sales increased $16,849,000, or 16%, over the prior fiscal year, due primarily to the inclusion of sales of newly acquired operations. See "Business -- History of Recent Acquisitions -- Continuing Operations" above. Comparative same business unit sales grew 8% in the Engineered Polymer Components segment due to expanded sales programs, new product introductions and market growth, declined 4% in the Extruded Plastic Products segment due to industry consolidation and competitive conditions, and grew 6% on a consolidated basis in fiscal 2000.

COST OF SALES. For the year ended August 31, 1999, cost of sales from continuing operations increased by $14,750,000, or 25%, over the prior fiscal year, due primarily to the inclusion of expenses of newly acquired operations, and increased sales volume and related expenses. See "Business -- History of Recent Acquisitions -- Continuing Operations" above.

For the year ended August 31, 2000, the cost of sales increased by $14,349,000, or 19%, over the prior fiscal year, due primarily to the inclusion of the costs of newly acquired operations and increased sales. As a percent of sales, costs of goods sold increased from 69.3% to 71.5%, due to increased costs of raw materials and energy, particularly in the fourth quarter, and an unfavorable mix of business. See "Business -- History of Recent Acquisitions -- Continuing Operations" above.

GROSS PROFIT. For the year ended August 31, 1999, gross profit from continuing businesses increased by $6,269,000 to $32,776,000, an increase of 24% over the gross profit generated during the prior fiscal year. The increase in gross profit is due primarily to the inclusion of newly acquired operations. As a percent of sales, the gross profit margin decreased from 30.9% for the year ended August 31, 1998 to 30.7% for the year ended August 31, 1999, due primarily to the inclusion of newly acquired operations, which had historically lower gross margins. See "Business -- History of Recent Acquisitions -- Continuing Operations" above.

For the year ended August 31, 2000, gross profit increased $2,500,000, or 8%, over the prior fiscal year, primarily due to the inclusion of results of newly acquired operations. See "Business -- History of Recent Acquisitions -- Continuing Operations" above. As a percent of sales, the gross profit decreased from 30.7% to 28.5% due primarily to the inclusion to newly acquired operations, with historically lower margins, for the complete fiscal year 2000 compared to a partial fiscal year 1999. Other factors included several low margin OEM arrangements, since terminated, and inflation in resin and manufacturing costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For the year ended August 31, 1999, selling, general and administrative expenses from continuing businesses increased by $2,771,000, or 16%, compared to the prior fiscal year, due primarily to the inclusion of several newly acquired operations, and continued growth in sales and expenses. As a percent of sales, selling, general and administrative expenses decreased from 20.0% to 18.6%, due mostly to the inclusion of several newly acquired operations, which historically had lower operating expenses as a percentage of sales. See "Business --History of Recent Acquisitions -- Continuing Operations" above.

For the year ended August 31, 2000, selling, general and administrative expenses ("operating expenses") increased by $1,388,000, or 7%, primarily due to the inclusion of newly acquired operations. See "Business -- History of Recent Acquisitions -- Continuing Operations" above. As a percent of sales, operating expenses decreased from 18.6% to 17.2%, as a result of the inclusion of newly acquired operations, with historically lower operating expenses as a percentage of sales, for the entire fiscal year 2000 compared to a partial fiscal year 1999, and as a result of more rapid sales growth than expense growth.

INTEREST EXPENSE, NET. Interest expense increased from $1,607,000 for fiscal 1998 and $2,280,000 for fiscal 1999 to $2,984,000 for fiscal 2000, due to increased interest rates and higher average levels of debt during the year although debt at August 31, 2000 was $1,303,000 less than at August 31, 1999. Interest expense relates primarily to interest on debt owed to the Company's primary lenders, pursuant to the borrowing arrangement described in the "Liquidity and Capital Resources" section below. Most of the outstanding borrowings under this arrangement were for acquisitions.

INCOME FROM CONTINUING OPERATIONS. As a result of the above described changes, income from continuing operations increased by $1,997,000 in fiscal 1999 to $6,555,000, an increase of 44% over fiscal 1998. Net income for fiscal 2000 increased by $751,000, or 11%.

EFFECTIVE TAX RATE. For the fiscal year ended August 31, 1999, the effective tax rate, which is a composite of federal and state income taxes, decreased from 41.4% to 38.1%, due primarily to a lower effective combined state income tax rate and increased foreign sales corporation tax benefit. For fiscal 2000 the effective tax rate decreased to 33.6% primarily due to lower average state tax rates and increased foreign sales corporation tax benefit. During the year, a non-recurring tax benefit of $190,000 was recognized, reflecting the benefit of state tax adjustments from prior periods. Without this non-recurring benefit, the effective tax rate in fiscal 2000 would have been 35.3%. The foreign sales corporation tax benefit provision of the U.S. Tax Code has been challenged by the World Trade Organization and may be revised in the future. If the code were changed to eliminate this benefit, the effective tax rate of the Company would be approximately 2% higher.

INFLATION. Inflation did not have a significant impact on Summa's operations during the past three fiscal years until fiscal 2000, particularly in the fourth quarter. During that period, oil price increases resulted in increasing and increasingly volatile costs of plastic resin, energy and transportation. These factors did not have a material impact on the Company's financial results until the fourth quarter, in which they contributed significantly to reduced gross margins. To mitigate the future impact of inflation, the Company has recently implemented selected price increases on certain of its products, and intends to attempt to implement additional selected increases, although the ability to do so is not certain. No significant amount of sales or purchases are made pursuant to fixed price, long-term agreements.

SEGMENT INFORMATION. The following tables set forth the relative contribution of each segment to the sales and operating income of the entire Company and the operating margins of each segment. This data was derived from Summa's consolidated statements of income for the three years ended August 31, 2000.

                                             RELATIVE CONTRIBUTION BY SEGMENT

                                                                    1998         1999         2000
                                                                   -----        -----        -----
      Net sales
        Engineered polymer components..........................     79.5%        81.3%        84.5%
        Extruded plastic products..............................     20.5         18.7         15.5
                                                                   ------       -----         ----
        Consolidated...........................................    100.0%       100.0%       100.0%
      Operating profit
        Engineered polymer components..........................    103.8%       101.1%       107.0%
        Extruded plastic products..............................     11.2          9.2          1.7
        All other..............................................    (15.0)       (10.3)        (8.7)
                                                                   ------       ------        -----
        Consolidated...........................................    100.0%       100.0%       100.0%
                                                                    1998         1999         2000
                                                                    ----         ----         ----
      Operating margin
        Engineered polymer components..........................     14.3%        15.0%        14.3%
        Extruded plastic products..............................      6.0%         5.9%         1.3%
        Consolidated...........................................     10.9%        12.1%        11.3%

From the foregoing discussion and above tables, it is apparent that the Engineered Polymer Components segment comprises approximately 85% of the Company's sales and virtually all of the Company's operating profit, and is growing faster than the Extruded Plastic Products segment, a trend which is expected to continue for the operations which currently comprise the Company. See also, Note 14 in the "Notes to Consolidated Financial Statements" of the Company in this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

SOURCE AND USE OF FUNDS. The Company's primary source of liquidity has been cash generated from operating activities and borrowings from third parties. See "Financing Arrangements" below. During the three fiscal years ended August 31, 2000, net cash provided by operating activities was $8,441,000 in 1998, $11,681,000 in 1999 and $8,368,000 in 2000. Cash flows from operations improved in 1999 vs. 1998 primarily to the inclusion of newly acquired businesses. Cash flows from operations declined in 2000 vs. 1999 due to increases in working capital. Accounts receivable increased by $1.4 million and inventories increased by $1.0 million, as accrued liabilities were reduced by $1.6 million.

Summa's principal uses of cash have been the (i) support of operating activities, (ii) acquisitions of businesses, (iii) investment in capital improvements, (iv) reduction of debt and (v) repurchase of common stock. Cash used for certain investing activities for the three fiscal years ended August 31, 2000 is summarized in the following table:

                                                                   Fiscal Years Ended August 31,
                                                                   -----------------------------
                                                                1998            1999           2000
                                                                ----            ----           ----
      Acquisitions of businesses.......................  $23,322,000     $19,650,000     $2,174,000
      Investment in capital improvements...............   $3,033,000      $4,153,000     $4,333,000
      Capital investment as a % of  depreciation.......        94.2%          104.1%          91.8%

Increased levels of investment are a result of higher new product tooling activity, manufacturing equipment upgrades and new computer systems. Although Summa expects to continue making substantial investments in tooling for new products, at August 31, 2000, Summa was not committed to any outside supplier for major capital expenditures, and believes its present capacity, augmented by anticipated continued investment in new product tooling and equipment, will be sufficient to meet demand for its products. For information relating to acquisitions, see "Business -- History of Certain Acquisitions -- Continuing Operations" and "--- Recent Events " above.

WORKING CAPITAL; ASSET UTILIZATION. At fiscal year end August 31, working capital was $10,854,000 in 1998, $10,326,000 in 1999, and $12,761,000 in 2000
representing a decrease of 5% from 1998 to 1999 and an increase of 24% from 1999 to 2000. Working capital decreased in 1999 in spite of increases in accounts receivable and inventory associated with acquisitions, due to the increase in the current portion of long-term debt of $3.1 million. The increase in working capital in 2000 was primarily attributable to increased accounts receivable and inventory due to sales growth and acquisitions.

Asset utilization for the three fiscal years ended August 31, 2000 is illustrated in the following table:

                                                              Fiscal Years Ended August 31,
                                                              -----------------------------
                                                            1998           1999           2000
                                                            ----           ----           ----
      Average working capital turnover............     9.5 times     10.0 times     10.7 times
      Average accounts receivable turnover........     8.8 times      7.4 times      7.3 times
      Average inventory turnover..................     9.6 times      7.0 times      7.2 times

The downward change in turnover of accounts receivable and inventory from 1998 to 1999 was not a result of changes in operations. It was a result of the blending of newly acquired operations and the timing of acquisitions during 1999.

FINANCING ARRANGEMENTS. Summa has several debt relationships in place as described below. Substantially all of the Company's assets are pledged to secure debt. The term debt and revolving line of credit require compliance with various bank covenants.

Summary of the Company's debt at August 31, 2000:

                                                                     Weighed
                                                                     Average      Additional
      Description of Debt                            Balance   Interest Rate    Availability           Due
      -------------------                            -------   -------------    ------------           ---
      Revolving line of credit................    $9,276,000            8.7%     $15,724,000          2002
      Bank term loans.........................    16,634,000            9.2%              --     2001-2005
      Acquisition facility....................           ---            ---       12,800,000           ---
      Industrial revenue bonds and other......     6,568,000            6.8%              --     2001-2021
                                                 -----------            ----     -----------     ---------
      Total debt..............................   $32,478,000            8.6%     $28,524,000
                                                 ===========            ====     ===========

Subsequent to the end of fiscal 2000, in October, Summa acquired the stock of PSI. See "Business -- Recent Events", above. The acquisition facility was used to finance the transaction.

Interest rates on bank debt, which are based on LIBOR and subject to market fluctuation, are subject to reduction as the Company achieves certain financial milestones or increase due to market conditions. See also Note 9 in the "Notes to Consolidated Financial Statements" of the Company in this Annual Report on Form 10-K.

The Company announced a stock buy-back program September 28, 1998, under which it was authorized to purchase its common stock in an aggregate amount of up to $2,000,000. During fiscal 1999, the Company repurchased and retired 18,000 shares of its common stock in block trades, at an average price of $8.48 per share. Additionally, the Company acquired and retired 10,046 shares of its stock at $12.57 per share and 2,084 shares at $14.06 directly from certain former employees who received distributions from the Summa Industries Employee Stock Ownership Plan upon their retirement. During fiscal 2000, the Company repurchased and retired 124,944 shares of its common stock at an average price of $10.96 per share and repurchased all of the outstanding warrants to acquire its common stock for $500,000. In addition, the Company acquired and retired 9,104 shares of its stock at $11.25 per share from a former employee who retired and received the distribution from the Summa Industries Employee Stock Ownership Plan upon retirement. As of August 31, 2000, the authorized repurchase amount of $2,000,000 had been fully utilized.

Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned capital expenditures and debt service for the next twelve months. The Company has a strategy of growth by acquisition. In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed. The Company has 10,000,000 shares of common stock authorized, of which 4,224,715 shares were outstanding at August 31, 2000 and 5,000,000 shares of "blank check" preferred stock authorized of which none is outstanding. The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

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

At August 31, 2000, the Company had $25,910,000 outstanding against the revolving line of credit and bank term loans at variable rates ranging from 8.3 percent to 9.4 percent in traunches with variable interest rates or rates fixed for periods of from 30 days to 25 months.

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


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a)  FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS:

     The following documents are either filed herewith or incorporated herein by reference:

         1. FINANCIAL STATEMENTS. The audited consolidated financial statements of Summa and subsidiaries as of August 31, 1999 and 2000 and for each of the three years ended August 31, 2000 (including the notes thereto which contain unaudited quarterly financial data for each of the two years ended August 31, 2000), and the report of independent public accountants thereon, are included herein as set forth in the "Index to Financial Consolidated Statements" set forth below.

         2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules:

                  Schedule II - Valuation and qualifying accounts.

         3. EXHIBITS. The following exhibits to this Annual Report on Form 10-K are either filed herewith or incorporated herein by reference as indicated:

Exhibit
Number            Document
-------           --------
2.1      Agreement and Plan of Reorganization dated March 19, 1993 by and between the Company and KVP Systems, Inc. relating to the acquisition by the Company of KVP(1)
2.2      Agreement and Plan of Merger dated November 22, 1996 by and among the
         Company, LexaLite International Corporation and Charlevoix The
         Beautiful, Inc. relating to the acquisition by the Company of
         LexaLite(2)
2.3      Agreement and Plan of Acquisition dated July 2, 1997 by and between the
         Company and Calnetics Corporation relating to the acquisition by the
         Company of Calnetics and its subsidiaries(3)
2.4      Stock Purchase Agreement and Amendment No. 1 thereto dated April 8,
         1998 and April 24, 1998, respectively, by and among Mr. William G.
         Faulkner, KVP Systems, Inc. and the Company relating to the acquisition by the Company of Falcon Belting, Inc.(4)
2.5      Stock Purchase Agreement dated June 12, 1998 by and between P&L Growth
         Industries, Inc., a California corporation, and the Company relating to the divestiture by the Company of GST Industries, Inc.(4)
2.6      Asset Purchase Agreement dated February 17, 1999 among Plastron
         Industries, Inc., Plastron Industries L.P., the Company and Plastron
         Management, Inc. relating to the acquisition of Plastron by the
         Company(5)
2.7      Asset Purchase Agreement dated August 18, 1999 among Broadview
         Injection Molding, Inc., Broadview Injection Molding Co., Inc., the
         Cervenka and Hetzel Joint Venture, Marvin E. Hetzel and Joseph J.
         Cervenka relating to the acquisition of Broadview by the Company (6)
2.8      Stock Purchase Agreement dated October 4, 2000 by and among the Company and the shareholders of Plastic Specialties, Inc. relating to the acquisition by the Company of Plastic Specialties, Inc. (7)
3.1      Certificate of Incorporation of the Company(8)
3.2      Bylaws of the Company(8)
10.1     Amended and Restated Loan Agreement dated March 5, 1999 between the
         Company and a group of lenders(5)
10.2     1991 Stock Option Plan of the Company(9)
10.3     1995 Stock Option Plan of the Company(10)
10.4     1999 Stock Option Plan of the Company(11)
10.5     Employment Agreement dated March 1994 between the Company and James R.
         Swartwout (12)
10.6     Amendment No. 1 to Employment Agreement between the Company and James
         R. Swartwout dated January 1, 1998(12)
10.7     Employment Agreement dated December 1, 1999 between the Company and
         Paul A. Walbrun (13)
10.8     Employment Agreement dated August 7, 2000 between the Company and
         Trygve M. Thoresen (*)
21       Subsidiaries of the Registrant(*)
23       Consent of Arthur Andersen LLP(*)
27       Financial Data Schedule(*)

---------------------------
(1) Incorporated by reference from the exhibits to the Company's Registration Statement on Form S-4 filed with the Commission on May 24, 1993.
(2) Incorporated by reference from the appendices to the Company's definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders held November 21, 1996.
(3) Incorporated by reference from the appendices to the Calnetics' definitive Proxy Statement on Schedule 14A for the Special Meeting of Shareholders held October 28, 1997.
(4) Incorporated by reference from exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1998.
(5) Incorporated by reference from exhibits to the Company's Current Report on Form 8-K dated March 5, 1999.
(6) Incorporated by reference from exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999.
(7) Incorporated by reference from exhibits to the company's Current Report on Form 8-K dated October 5, 2000.
(8) Incorporated by reference from the appendices to the Company's definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders held January 26, 1998.
(9) Incorporated by reference from exhibits to the Company's Registration Statement on Form S-8 filed with the Commission on April 15, 1993.
(10) Incorporated by reference from exhibits to the Company's Registration Statement on Form S-8 filed with the Commission on January 30, 1997.
(11) Incorporated by reference from exhibits to the Company's Registration Statement on Form S-8 filed with the Commission on December 15, 1998.
(12) Incorporated by reference from exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.
(13) Incorporated by reference from exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 1999.
* Filed herewith.

(b) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF THE FISCAL YEAR ENDED AUGUST 31, 2000:

    None.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public Accountants...............................................................F-2
Consolidated Balance Sheets as of August 31, 1999 and 2000.............................................F-3
Consolidated Statements of Income for the years ended August 31, 1998, 1999 and 2000...................F-4
Consolidated Statements of Stockholders' Equity for the years ended August 31, 1998, 1999 and 2000 ....F-5
Consolidated Statements of Cash Flows for the years ended August 31, 1998, 1999 and 2000...............F-6
Notes to Consolidated Financial Statements.............................................................F-7
Report of  Independent Public Accountants..............................................................F-19
Schedule II - Valuation and Qualifying Accounts........................................................F-20

Report of Independent Public Accountants


TO:      The Board of  Directors and Stockholders of Summa Industries:


We have audited the accompanying consolidated balance sheets of Summa Industries (a Delaware corporation) and subsidiaries as of August 31, 1999 and 2000 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summa Industries and subsidiaries as of August 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States.

 /s/ ARTHUR ANDERSEN LLP

Los Angeles, California
October 6, 2000

                             SUMMA INDUSTRIES

                       CONSOLIDATED BALANCE SHEETS
                             as of August 31

ASSETS                                                                                               1999             2000
------------------------------------------------------------------------------------------ --------------- ----------------
Current assets:
   Cash and cash equivalents                                                                   $1,148,000         $343,000
   Accounts receivable, net of allowances of $626,000 in 1999 and $636,000 in 2000             16,075,000       17,867,000
   Inventories                                                                                 11,714,000       12,921,000
   Prepaid expenses and other                                                                     597,000          780,000
   Prepaid income taxes                                                                           686,000          871,000
------------------------------------------------------------------------------------------ --------------- ----------------
      Total current assets                                                                     30,220,000       32,782,000
Property, plant and equipment, net                                                             25,721,000       26,956,000
Other assets                                                                                      585,000          214,000
Goodwill and other intangibles, net                                                            31,128,000       29,988,000
------------------------------------------------------------------------------------------ --------------- ----------------
      Total assets                                                                            $87,654,000      $89,940,000
========================================================================================== =============== ================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------ --------------- ----------------
Current liabilities:
   Current maturities of long-term debt                                                        $5,794,000       $6,701,000
   Accounts payable                                                                             7,054,000        6,869,000
   Accrued salaries, wages and benefits                                                         3,359,000        3,432,000
   Other accrued liabilities                                                                    3,687,000        2,809,000
   Deferred tax liabilities                                                                           ---          210,000
------------------------------------------------------------------------------------------ --------------- ----------------
      Total current liabilities                                                                19,894,000       20,021,000
Long-term debt, net of current maturities                                                      27,987,000       25,777,000
Deferred tax liabilities                                                                          493,000           67,000
Other long-term liabilities                                                                     3,907,000        3,015,000
------------------------------------------------------------------------------------------ --------------- ----------------
      Total liabilities                                                                        52,281,000       48,880,000
------------------------------------------------------------------------------------------ --------------- ----------------
Stockholders' equity:
   Preferred stock, par value $.001; 5,000,000 shares authorized;  none outstanding                   ---              ---
   Common stock, par value $.001; 10,000,000 shares authorized; issued and outstanding:
      4,313,481 at August 31, 1999 and 4,224,715 at August 31, 2000                            19,205,000       17,586,000
   Retained earnings                                                                           16,168,000       23,474,000
------------------------------------------------------------------------------------------ --------------- ----------------
      Total stockholders' equity                                                               35,373,000       41,060,000
---------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                              $87,654,000      $89,940,000
========================================================================================== =============== ================

See accompanying notes to consolidated financial statements.

                                SUMMA INDUSTRIES

                        CONSOLIDATED STATEMENTS OF INCOME
                          for the years ended August 31

                                                                      1998                   1999                   2000
------------------------------------------------------- ------------------- ---------------------- ----------------------
Net sales                                                      $85,704,000           $106,723,000           $123,572,000
Cost of sales                                                   59,197,000             73,947,000             88,296,000
------------------------------------------------------- ------------------- ---------------------- ----------------------
     Gross profit                                               26,507,000             32,776,000             35,276,000
Selling, general, administrative and other expenses             17,127,000             19,898,000             21,286,000
------------------------------------------------------- ------------------- ---------------------- ----------------------
Operating income from continuing operations                      9,380,000             12,878,000             13,990,000
Interest expense, net                                            1,607,000              2,280,000              2,984,000
------------------------------------------------------- ------------------- ---------------------- ----------------------
Income from continuing operations before provision
  for income taxes                                               7,773,000             10,598,000             11,006,000
Provision for income taxes                                       3,215,000              4,043,000              3,700,000
------------------------------------------------------- ------------------- ---------------------- ----------------------
Income from continuing operations                                4,558,000              6,555,000              7,306,000
Income from discontinued operations, net of the
  effect of income tax of  $210,000 in 1998                        316,000                    ---                    ---
------------------------------------------------------- ------------------- ---------------------- ----------------------
Net income                                                      $4,874,000             $6,555,000             $7,306,000
======================================================= =================== ====================== ======================
Earnings per common share
------------------------------------------------------- ------------------- ---------------------- ----------------------
Basic:
       Continuing operations                                         $1.09                  $1.53                  $1.71
       Discontinued operations                                        $.07                 $ ----                 $ ----
       Net income                                                    $1.16                  $1.53                  $1.71
------------------------------------------------------- ------------------- ---------------------- ----------------------
Diluted:
       Continuing operations                                         $1.03                  $1.46                  $1.62
       Discontinued operations                                        $.07                 $ ----                 $ ----
       Net income                                                    $1.10                  $1.46                  $1.62
======================================================= =================== ======================= ====================
Weighted average common shares outstanding:
       Basic                                                     4,199,000              4,278,000              4,284,000
       Diluted                                                   4,420,000              4,488,000              4,506,000
------------------------------------------------------- ------------------- ---------------------- ----------------------

See accompanying notes to consolidated financial statements.

                                SUMMA INDUSTRIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    for the three years ended August 31, 2000

                                                      Common              Common            Retained
                                                      Shares               Stock            Earnings               Total
-------------------------------------------------- ------------- ------------------- ------------------- -------------------
Balance at August 31, 1997                            4,099,004         $16,226,000          $4,739,000         $20,965,000
Cashout of odd lots                                          (4)                ---                 ---                 ---
Exercise of stock options                               167,318           1,044,000                 ---           1,044,000
Stock redeemed in exercise of stock options              (9,011)           (110,000)                ---            (110,000)
Value of stock options issued in connection
    with acquisition of Calnetics                           ---           1,345,000                 ---           1,345,000
Net Income                                                  ---                 ---           4,874,000           4,874,000
-------------------------------------------------- ------------- ------------------- ------------------- -------------------
Balance at August 31, 1998                            4,257,307          18,505,000           9,613,000          28,118,000
Cashout of odd lots                                          (4)                ---                 ---                 ---
Exercise of stock options                                62,041             465,000                 ---             465,000
Repurchase of common stock                              (30,130)           (306,000)                ---            (306,000)
Value of stock options and warrants issued in
    connection with acquisition of Plastron                 ---             310,000                 ---             310,000
Sale of common stock                                     24,267             231,000                 ---             231,000
Net Income                                                  ---                 ---           6,555,000           6,555,000
-------------------------------------------------- ------------- ------------------- ------------------- -------------------
Balance at August 31, 1999                            4,313,481          19,205,000          16,168,000          35,373,000
Cashout of odd lots                                          (6)                ---                 ---                 ---
Exercise of stock options                                45,288             354,000                 ---             354,000
Repurchase of common stock                             (134,048)         (1,473,000)                ---          (1,473,000)
Repurchase of warrants issued in connection
   with acquisition of Plastron                             ---            (500,000)                ---            (500,000)
Net Income                                                  ---                 ---           7,306,000           7,306,000
-------------------------------------------------- ------------- ------------------- ------------------- -------------------
Balance at August 31, 2000                            4,224,715         $17,586,000         $23,474,000         $41,060,000
================================================== ============= =================== =================== ===================

See accompanying notes to consolidated financial statements.

                                SUMMA INDUSTRIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the years ended August 31

                                                                                    1998                1999                2000
---------------------------------------------------------------------- ------------------ ------------------- -------------------
Operating activities:
Net income                                                                    $4,874,000          $6,555,000          $7,306,000
----------------------------------------------------------------------------------------- ------------------- ------------------
Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation                                                                3,221,000           3,989,000           4,718,000
   Amortization                                                                  452,000             742,000             965,000
   Change in net deferred income taxes                                            26,000           1,574,000            (216,000)
   (Gain) loss on disposition of equipment                                        30,000             (17,000)            (24,000)
   Net change in assets and liabilities, net of effects of
     acquisitions                                                               (162,000)         (1,162,000)         (4,381,000)
---------------------------------------------------------------------- ------------------ ------------------- -------------------
     Total adjustments                                                         3,567,000           5,126,000           1,062,000
---------------------------------------------------------------------- ------------------ ------------------- -------------------
     Net cash provided by operating activities                                 8,441,000          11,681,000           8,368,000
---------------------------------------------------------------------- ------------------ ------------------- -------------------
Investing activities:
   Acquisitions of businesses                                                (23,322,000)        (19,650,000)         (2,174,000)
   Purchases of property and equipment                                        (3,033,000)         (4,153,000)         (4,333,000)
   Cash paid for patents                                                             ---                 ---             (95,000)
   Sales of subsidiaries, net of fees and of cash held                         1,185,000                 ---                 ---
   Net proceeds from the sale of equipment                                        86,000              23,000              51,000
   Net decrease in unexpended revenue bond proceeds                              371,000                 ---                 ---
   Proceeds from insurance claim                                                     ---                 ---             350,000
   Collection of note receivable                                               1,771,000                 ---                 ---
---------------------------------------------------------------------- ------------------ ------------------- -------------------
      Net cash (used in) investing activities                                (22,942,000)        (23,780,000)         (6,201,000)
---------------------------------------------------------------------- ------------------ ------------------- -------------------
Financing activities:
   Net proceeds from revolving line of credit                                  2,734,000           5,282,000           1,260,000
   Proceeds from issuance of long-term debt                                   13,994,000          13,997,000           3,258,000
   Payments on long-term debt                                                 (5,751,000)         (6,715,000)         (5,871,000)
   Proceeds from the exercise of stock options, net                              934,000             465,000             354,000
   Proceeds from sale of common stock                                                ---             231,000                 ---
   Purchase of common stock                                                          ---            (306,000)         (1,473,000)
   Purchase of warrants                                                              ---                 ---            (500,000)
---------------------------------------------------------------------- ------------------ ------------------- -------------------
      Net cash provided by (used in) financing activities                     11,911,000          12,954,000          (2,972,000)
---------------------------------------------------------------------- ------------------ ------------------- -------------------
Net increase (decrease) in cash and cash equivalents                          (2,590,000)            855,000            (805,000)
Cash and cash equivalents, beginning of year                                   2,883,000             293,000           1,148,000
Cash and cash equivalents, end of year                                          $293,000          $1,148,000            $343,000
====================================================================== ================== =================== ===================

See accompanying notes to consolidated financial statements.

Summa Industries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended August 31, 2000

1.        DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Summa Industries, a Delaware corporation ("Summa" or the "Company"), develops and manufactures proprietary plastic products for diverse industrial and commercial markets, primarily located in the United States.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Summa and its wholly-owned subsidiaries. The results of operations of acquired companies have been included in the consolidated statements of income and cash flows of the Company since the dates of acquisitions. See Note 17. All intercompany account balances and transactions have been eliminated in consolidation. Prior year amounts in the accompanying financial statements have been reclassified to conform with current year presentations.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

INTANGIBLE ASSETS

Intangible assets include goodwill and other intangibles such as trade names, patents and customer lists recognized in connection with business acquisitions. Goodwill is amortized over 15-40 years. Other intangibles are being amortized over their estimated useful lives of 10-17 years. See Note 7.

LONG-LIVED ASSETS

The Company has adopted the Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Management monitors the recoverability of existing assets and considers events or changes in circumstances, such as loss of significant customers, which indicates that the value of assets may not be recoverable. When circumstances indicate possible impairment, management compares the carrying value of existing assets to management's best estimate of undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the estimated fair value of the assets. Estimated fair value will be based on either reliably determined third-party valuations, if available, or discounted cash flows. When using discounted cash flows, a discount rate will be selected which will be commensurate with the risk involved. No impairment has occurred as of August 31, 2000.

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

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

INCOME TAXES

The Company accounts for income taxes in accordance with the SFAS No. 109 "Accounting for Income Taxes". This statement requires that income taxes be accounted for using the liability method.

STOCK-BASED COMPENSATION

The Company has elected to continue to report stock based compensation to employees and directors in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock issued to Employees." The Company has adopted the appropriate disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." See Note 12.

COMPREHENSIVE INCOME

There are no adjustments to net income required in order to derive comprehensive income.

RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," which establishes standards for reporting and disclosure of derivative and hedging instruments. SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," requires SFAS No. 133 to be adopted for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet adopted SFAS No. 133, but if it had been adopted, there would not have been any effect on reported income because the Company had not entered into any derivative or hedging financial contracts. The Company plans to adopt SFAS No. 133 in fiscal year 2001.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies certain existing accounting principles for the recognition and classification of revenues in financial statements. The Company will adopt SAB 101 during the first quarter of fiscal 2001. The Company does not believe that the adoption of SAB 101 will have a material effect on operations or financial position.

2.   DILUTED EARNINGS PER COMMON SHARE


For the years ended August 31:                                                 1998           1999           2000
                                                                                ----           ----           ----
     Income from continuing operations ................................     $4,558,000     $6,555,000     $7,306,000
     Net income .......................................................     $4,874,000     $6,555,000     $7,306,000
     Weighted average common shares outstanding during the period-basic      4,199,000      4,278,000      4,284,000
     Effect of dilutive securities:
         Impact of common shares to be issued under stock option
               plans ..................................................        221,000        204,000        218,000
         Impact of common shares to be issued with respect to
               warrants ...............................................             --          6,000          4,000
                                                                            ----------     ----------     ----------

Weighted average shares outstanding-diluted (1) (2) ...................      4,420,000      4,488,000      4,506,000
                                                                            ==========     ==========     ==========


-----------------

(1) Calculated using the "treasury stock" method as if diluted securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(2) Options to purchase 166,328 common shares in 1998, 3,000 common shares in 1999 and 203,708 common shares in 2000 were not included in the computation of diluted earnings per share because the exercise price was greater than the average market value of the common shares.

3.   SUPPLEMENTAL CASH FLOW INFORMATION

Cash flows from net changes in assets and liabilities, net of effects of acquisitions for the years ended August 31:


                                                                     1998            1999           2000
                                                                     ----            ----           ----
     Accounts receivable, net ............................     $  (488,000)     $(1,042,000)     $(1,392,000)
     Inventories .........................................        (389,000)      (1,002,000)      (1,003,000)
     Prepaid expenses and other assets ...................           5,000         (325,000)         (20,000)
     Accounts payable ....................................         443,000          163,000         (363,000)
     Accrued liabilities .................................         197,000        1,044,000       (1,603,000)
                                                               -----------      -----------      -----------
     Cash flows from net change in assets and liabilities,
          net of the effects of acquisitions .............     $  (162,000)     $(1,162,000)     $(4,381,000)
                                                               ===========      ===========      ===========


Cash paid during the years ended August 31:


                                                                1998            1999            2000
                                                                ----            ----            ----
        Interest.........................................  $1,986,000      $1,892,000      $3,100,000
        Income taxes.....................................  $3,478,000      $3,064,000      $4,245,000



Non-cash investing and financing activities:



     Details of acquisitions (Note 17):                    1998              1999              2000
                                                           ----              ----              ----
       Fair value of assets acquired ..........     $ 36,917,000      $ 22,180,000      $  2,882,000
       Liabilities assumed or incurred ........      (10,844,000)       (2,220,000)         (589,000)
       Value of options and warrants issued ...      (1,345,000)         (310,000)               --
                                                    ------------      ------------      ------------
     Cash paid ................................       24,728,000        19,650,000         2,293,000
     Less cash acquired .......................       (1,406,000)               --          (119,000)
                                                    ------------      ------------      ------------
     Net cash used in acquisitions ............     $ 23,322,000      $ 19,650,000      $  2,174,000
                                                    ============      ============      ============


4.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate:

     Cash and cash equivalents, accounts receivable and accounts payable - the carrying amount is a reasonable estimate of fair value.

     Long-term debt - the carrying value approximates fair value since the interest rate on the long-term debt approximates the rate which is currently available to the Company for the issuance of debt with similar terms and maturities.

5.   INVENTORIES

Inventories consisted of the following at August 31:


                                                                                      1999              2000
                                                                                      ----              ----
                      Finished goods.........................................   $4,588,000        $5,292,000
                      Work in process........................................      458,000           312,000
                      Materials and parts....................................    6,668,000         7,317,000
                                                                               -----------       -----------
                                                                               $11,714,000       $12,921,000
                                                                               ===========       ===========


6.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, at August 31:


                                                                                      1999              2000
                                                                                      ----              ----
                      Land, at cost..........................................   $2,870,000        $3,073,000
                      Buildings and leasehold improvements, at cost..........   11,617,000        12,380,000
                      Machinery and equipment, at cost.......................   20,577,000        24,645,000
                      Office furniture and equipment, at cost................    1,755,000         2,403,000
                                                                               -----------       -----------
                                                                                36,819,000        42,501,000
                      Accumulated depreciation..............................   (11,098,000)      (15,545,000)
                                                                               -----------       -----------
                      Net property, plant and equipment.....................   $25,721,000       $26,956,000
                                                                               ===========       ===========


7.  GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles consisted of the following at August 31:


                                                                                      1999              2000
                                                                                      ----              ----
                      Goodwill..............................................   $30,832,000       $30,562,000
                      Other intangibles.....................................     1,700,000         1,795,000
                                                                               -----------       -----------
                                                                                32,532,000        32,357,000
                      Less: accumulated amortization........................    (1,404,000)       (2,369,000)
                                                                               -----------       -----------
                      Goodwill and other intangibles, net...................   $31,128,000       $29,988,000
                                                                               ===========       ===========


During fiscal year 2000, a contingent liability incurred in connection with the LexaLite Employee Stock Ownership Plan was resolved which resulted in a reduction of goodwill of $257,000. For additional activity as it relates to goodwill, see Note 17.

8.   INCOME TAXES

The following table provides a reconciliation between the provision for taxes based on income included in the accompanying consolidated statements of income and the provision for taxes computed by applying the statutory income tax rate to income from continuing operations before taxes for the years ended August 31:


                                                                     1998             1999              2000
                                                                     ----             ----              ----
        Provision for taxes at statutory rates...............  $2,643,000       $3,603,000        $3,742,000
        State tax, net of federal benefit....................     332,000          420,000           250,000
        Amortization of nondeductible goodwill...............     147,000          189,000           185,000
        Foreign sales corporation benefit....................     (71,000)        (156,000)         (230,000)
        Other, net...........................................     164,000          (13,000)         (247,000)
                                                               ----------       ----------        ----------
        Provision for income taxes...........................  $3,215,000       $4,043,000        $3,700,000
                                                               ==========       ==========        ==========


The provision for income taxes consisted of the following for the years ended August 31:


                                                                     1998             1999              2000
                                                                     ----             ----              ----
        Current:
           Federal...........................................  $2,500,000       $2,055,000        $3,267,000
           State.............................................     450,000          414,000           649,000
                                                               ----------       ----------        ----------
                                                                2,950,000        2,469,000         3,916,000
                                                               ----------       ----------        ----------
        Deferred:
           Federal...........................................     208,000        1,410,000          (193,000)
           State.............................................      57,000          164,000           (23,000)
                                                               ----------       ----------        ----------
                                                                  265,000        1,574,000          (216,000)
                                                               ----------       ----------        ----------
        Provision for income taxes...........................  $3,215,000       $4,043,000        $3,700,000
                                                               ==========       ==========        ==========


Changes in components of the Company's net deferred tax assets (liabilities) were as follows:


                                                                     1998             1999              2000
                                                                     ----             ----              ----
        State taxes..........................................  $ (103,000)         $65,000          $(76,000)
        Reserves.............................................     238,000        1,422,000          (176,000)
        Depreciation.........................................     107,000          109,000          (250,000)
        Amortization.........................................     (17,000)         (22,000)          286,000
        Other................................................      40,000              ---               ---
                                                               ----------       ----------        ----------
                                                                 $265,000       $1,574,000        $(216,000)
                                                               ==========       ==========        ==========


The components of the Company's net deferred tax liabilities at August 31, 1999 and 2000 were as follows:


                                                                                      1999              2000
                                                                                      ----              ----
         State taxes.........................................................     $152,000          $228,000
         Reserves............................................................      764,000           940,000
                                                                                ----------         ---------
         Total deferred tax assets...........................................      916,000         1,168,000
                                                                                ----------       -----------
         Depreciation........................................................   (1,306,000)       (1,056,000)
         Amortization........................................................     (103,000)         (389,000)
                                                                                ----------       -----------

         Total deferred tax liabilities......................................   (1,409,000)       (1,445,000)
                                                                                ----------       -----------
         Net deferred tax liabilities........................................    $(493,000)        $(277,000)
                                                                                ----------       -----------


9. REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

The Company had bank term loans in the aggregate amount of $16,634,000 at August 31, 2000. Monthly principal payments are due as follows: $414,000 through October 2003, $322,000 through November 2003; and $37,000 through March 2005. The average interest rate on the term loans was 7.7% at August 31, 1999 and 9.2% at August 31, 2000.

The Company has a three year revolving line of credit, expiring in December 2002, in an amount of up to $25 million. Interest is due monthly on both the term loans and the revolving line of credit and is based upon the banks' prime rate or the LIBOR plus a margin, at the Company's option, and has provision for increases or decreases in the applicable margins based upon the senior debt to EBITDA ratio. The average interest rate on the revolver was 7.6% at August 31, 1999 and 8.7% at August 31, 2000. The bank loans, which require compliance with various covenants, are secured by substantially all of the

Company assets which are not security for other loans. At August 31, 2000, the Company had available borrowings of $15,724,000 under its revolving line of credit and $12,800,000 under its acquisition facility.

At August 31, 2000, the Company has industrial revenue bond ("IRB") financing in the amount of $2,000,000 in connection with a facility in Michigan, secured by a letter of credit. Principal payments of $1,000,000 are due on November 1, 2000 and 2001. Interest is payable semi-annually at an average effective interest rate of 6.8% at August 31, 1999 and 2000.

The Company has IRB financing in connection with a California facility in the amount of $1,360,000. Principal payments, secured by a letter of credit and the related property, are due in annual installments ranging from $25,000 to $130,000 through December 2021. Interest is due monthly at an average effective interest rate of 4.1% at August 31, 1999 and 4.8% at August 31, 2000.

Other debt consists of equipment and property loans secured by the related equipment or property. These loans mature between 2001 and 2005 and have fixed interest rates ranging from 7.2% to 8.0% at August 31, 1999 and 2000.

Long-term debt consisted of the following at August 31:


                                                                               1999            2000
                                                                               ----            ----
                               Revolving line of credit................  $8,016,000      $9,276,000
                               Bank term loans.........................  19,017,000      16,634,000
                               Industrial revenue bonds................   4,380,000       3,360,000
                               Other...................................   2,368,000       3,208,000
                                                                        -----------     -----------
                               Total...................................  33,781,000      32,478,000
                               Less: current maturities................   5,794,000       6,701,000
                                                                        -----------     -----------
                               Long-term portion....................... $27,987,000     $25,777,000
                                                                        -----------     -----------


Future maturities of long-term debt at August 31, 2000 were as follows:


                               Fiscal year                                                   Amount
                               -----------                                                   ------
                               2002....................................................  $6,285,000
                               2003....................................................  15,289,000
                               2004....................................................   2,167,000
                               2005....................................................     821,000
                               2006 and thereafter.....................................   1,215,000


10.  COMMITMENTS AND CONTINGENCIES

The Company leases office and manufacturing facilities and certain equipment under non-cancelable operating leases which expire at various dates through May 2009. Rental expense charged to operations was approximately $1,160,000 in 1998, $1,430,000 in 1999 and $1,302,000 in 2000.

The aggregate minimum future lease payments under these leases at August 31, 2000 are approximately as follows:


                               Fiscal year                                                   Amount
                               -----------                                                   ------
                               2001....................................................  $1,129,000
                               2002....................................................     888,000
                               2003....................................................     768,000
                               2004....................................................     525,000
                               2005....................................................     343,000
                               2006 and thereafter.....................................   1,427,000


The Company has adopted a retirement and savings plan. The plan, which qualifies under Section 401(k) of the Internal Revenue Code, allows employees to defer specified percentages of their compensation, in a tax-deferred trust. The Company may elect to make matching contributions and discretionary contributions. The cost of the Company matching contribution is partially offset by a reduction in payroll taxes. Company contributions to the plan totaled $529,000 in 1998, $699,000 in 1999 and $741,000 in 2000.

The Company has adopted an Employee Stock Ownership Plan (the "ESOP"). Under the ESOP, the Company may make contributions to the ESOP trust for purchases of shares of the Company's Common Stock, or may contribute Common Stock directly to the ESOP trust. The total cash contributions by the Company to the ESOP were $180,000 in 1998, $278,000 in 1999 and $325,000 in 2000.

The Company has various employment agreements with officers, some of which include bonuses, stock options, and/or change in control provisions.

Prior to October 1986, a previously owned business unit of one of the Company's subsidiaries operated a facility on property within an area subsequently designated as a federal Superfund site. In 1997, the Company learned that hazardous substances had been detected in the soil at the property and that the current owner had been requested by a state agency to undertake additional investigation at the property. The Company also became aware that the property has been subject to a general notice letter issued by the United States Environmental Protection Agency under the federal Superfund law. The Company, as the successor to one of several prior tenants of the property, may be held responsible for the contamination at the site regardless of whether its subsidiary caused the contamination. The Company does not believe it is responsible for any contamination at the property, and has not been notified or contacted by any governmental authority in that regard, nor named in any proceeding relating to the property. However, if the Company were held liable under federal Superfund law, or other environmental law, or had to defend itself against such a claim, the consequences could be material to the Company's results of operations and financial position.

11.  RELATED PARTY TRANSACTIONS

The Company is obligated to pay fees and commissions on certain products to one of its directors, pursuant to pre-existing agreements with a subsidiary acquired in fiscal 1997. Total fees and commissions were $150,000 in 1998, $172,000 in 1999 and $204,000 in 2000. The agreements continue until 2009.

12.  STOCK-BASED COMPENSATION PLANS

The Company has four stock option plans (the Plans) which have been approved by the Stockholders and are administered by its Board of Directors. Under the Plans, options to acquire shares of common stock may be granted to key employees, directors, consultants, vendors and others in the following amounts:


                                                                           SHARES REMAINING AND AVAILABLE
                PLAN                        TOTAL SHARES AUTHORIZED          FOR GRANT AT AUGUST 31, 2000
                ----                        -----------------------          ----------------------------
                1984 Plan                                    25,000                                    --
                1991 Plan                                   150,000                                   850
                1995 Plan                                   350,000                                 2,277
                1999 Plan                                   500,000                               327,176


In addition, options have been issued in conjunction with acquisitions. The fair value of these options is included in the purchase prices.

The Company accounts for stock options issued to employees and directors under APB Opinion No. 25. Under APB 25, if the exercise price of the stock option equals the market price of the underlying stock on the issuance date, no compensation expense is recognized. Consequently, no compensation expense was recognized under these plans for fiscal years 1998, 1999 and 2000. The Company is required by SFAS No. 123 "Accounting for Stock-Based Compensation" to provide pro forma disclosures under an alternate fair value method of accounting.

Had compensation cost for stock options awarded under these plans been determined consistent with SFAS Statement No. 123, the Company's net income and earnings per share would have reflected the following pro forma amounts at August 31:


                                                                  1998              1999              2000
                                                                  ----              ----              ----
       Income from continuing operations
          As reported......................................    $4,558,000        $6,555,000        $7,306,000
          Pro forma........................................    $4,424,000        $6,383,000        $6,926,000
       Diluted earnings per common share:
          As reported.......................................        $1.03             $1.46             $1.62
          Pro forma.........................................        $1.00             $1.42             $1.54


The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for grants in fiscal years 1998, 1999 and 2000:


                                                                        1998             1999          2000
                                                                        ----             ----          ----
       Weighted average risk-free interest rate.......................  5.7%             4.9%          6.1%
       Volatility.....................................................   35%              35%           35%
       Expected dividend yields.......................................    --               --            --
       Weighted average expected life in years........................   3.2              4.3           4.7


Under these Plans, the options are generally issued with exercise prices equal to the market price of the Company's stock on the grant date. Options vest cumulatively over various periods, at the discretion of the Board of Directors, up to five years from the grant date, are exercisable in whole or in installments, and expire up to ten years from date of grant. Options that are forfeited are again available for grant under the Plans. All options vest in full immediately prior to a change in control of the Company, as defined in the stock option plans.

A summary of the status of the Company's stock options at August 31, 1998, 1999 and 2000, and changes during the years then ended, is presented in the following table:


                                                              1998                         1999                        2000
                                                              ----                         ----                        ----

                                                          WEIGHTED                     WEIGHTED                    WEIGHTED
                                                           AVERAGE                      AVERAGE                     AVERAGE
                                                          EXERCISE                     EXERCISE                    EXERCISE
                                                SHARES       PRICE          SHARES        PRICE         SHARES        PRICE
                                                ------       -----          ------        -----         ------        -----
   Outstanding at beginning of year........    445,873       $4.81         790,506        $6.32        869,088        $6.81
   Granted under Stockholder
     approved plans........................    180,328      $11.74         111,000        $9.37        132,824       $11.92
   Granted in conjunction with
     acquisitions..........................    346,267       $3.77          55,500        $9.46             --           --
   Exercised...............................   (167,318)      $2.68         (62,041)       $5.58        (45,288)        $5.02
   Forfeited/expired.......................    (14,644)      $7.87         (25,877)      $12.08        (16,442)       $11.30
                                              --------                     -------                     -------
   Outstanding at end of year..............    790,506       $6.32         869,088        $6.81        940,182         $7.54
                                              ========                     =======                     =======

   Exercisable at end of year..............    452,179       $4.31         518,592        $5.10        630,287         $6.22
   Weighted average fair value of
     options granted.......................                  $4.63                        $3.23                        $4.84


The following table summarizes information about stock options outstanding at August 31, 2000:


                                                       OUTSTANDING                EXERCISABLE
                                                       -----------                -----------

                                     WEIGHTED                   WEIGHTED                   WEIGHTED
                     EXERCISE         AVERAGE      NUMBER OF     AVERAGE      NUMBER OF     AVERAGE
                        PRICE       REMAINING        OPTIONS    EXERCISE        OPTIONS    EXERCISE
                        RANGE    TERM (YEARS)    OUTSTANDING       PRICE    OUTSTANDING       PRICE
                        -----    ------------    -----------       -----    -----------       -----
                $1.55 -  2.32             3.7         86,230       $2.04         86,230       $2.04
                $2.72 -  3.61             2.8         88,425        3.34         88,425        3.34
                $4.25 -  5.75             6.0        285,429        5.19        253,810        5.13
                $7.75 - 12.50             7.1        406,714       10.22        165,879        9.94
               $13.72 - 14.56             6.5         73,384       13.75         35,943       13.74
                                                     -------       -----        -------       -----
                                                     940,182       $7.54        630,287       $6.22
                                                     =======       =====        =======       =====


13.  SALES

Sales to the Company's largest single customer represented 7.1% in 1998, 8.1% in 1999 and 8.6% in 2000 of total sales.

Export sales by geographic area were as follows for the years ended August 31:


                                                                        1998             1999           2000
                                                                        ----             ----           ----
       Europe............................................         $5,057,000       $6,362,000     $6,553,000
       Mexico and Canada.................................          4,518,000        6,304,000      5,988,000
       Latin America.....................................          1,083,000        1,229,000      2,144,000
       Asia..............................................            665,000        1,008,000      1,656,000
       Other.............................................            794,000        1,060,000        774,000
                                                                 -----------      -----------    -----------
                                                                 $12,117,000      $15,963,000    $17,115,000
                                                                 ===========      ===========    ===========


14. SEGMENT REPORTING

Effective September 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes revised standards for the manner in which public business enterprises report information about operating segments.

The Company identifies its reportable segments based on similarities between economic characteristics considering products, production processes, customers and distribution. The Company's operations consist of two businesses segments - Engineered Polymer Components and Extruded Plastic Products.

In the Engineered Polymer Components segment, the Company designs and manufactures, primarily by injection molding, sophisticated components, most of which are proprietary. Many of the components are patented and/or approved by government agencies such as the USFDA, or independent laboratories such as Underwriters' Laboratories. The materials used in the manufacture are generally known as engineered or high performance plastics. Most of the sales of the components are made directly by Company employees to original equipment manufacturers who incorporate the components into their products.

In the Extruded Plastic Products segment, the Company continuously extrudes plastic products, which are generally not differentiated from those of competitors and are typically produced from materials known as commodity grade plastic resins. Extruded Plastic Product sales are made primarily through independent distribution channels.

      All figures below are in thousands.


                                                                      1998              1999             2000
                                                                      ----              ----             ----
      Net sales:
          Engineered polymer components                            $68,131           $86,714         $104,453
          Extruded plastic products                                 17,573            20,009           19,119
                                                                   -------          --------         --------
          Consolidated                                             $85,704          $106,723         $123,572
                                                                   =======          ========         ========

      Operating income from continuing operations:
          Engineered polymer components                             $9,739           $13,019          $14,972
          Extruded plastic products                                  1,053             1,186              244
          All other                                                 (1,412)           (1,327)          (1,226)
                                                                   -------           -------          -------
          Consolidated                                              $9,380           $12,878          $13,990
                                                                   =======           =======          =======

      Identifiable assets:
          Engineered polymer components                            $45,887           $68,903          $72,003
          Extruded plastic products                                 15,806            16,490           16,457
          All other                                                  2,290             2,261            1,480
                                                                   -------           -------          -------
          Consolidated                                             $63,983           $87,654          $89,940
                                                                   =======           =======          =======

      Capital expenditures:
          Engineered polymer components                             $2,893            $3,231           $4,086
          Extruded plastic products                                    121               922              316
          All other                                                      7                --               26
          Discontinued operations                                       12                --               --
                                                                   -------           -------          -------
          Consolidated                                              $3,033            $4,153           $4,428
                                                                   =======           =======          =======

      Depreciation and amortization:
          Engineered polymer components                             $3,119            $4,117           $5,010
          Extruded plastic products                                    457               558              620
          All other                                                     60                56               53
          Discontinued operations                                       37                --               --
                                                                   -------           -------          -------
          Consolidated                                              $3,673            $4,731           $5,683
                                                                   =======           =======          =======


Interest expense and income taxes are not shown in the above table, as they are not fully allocated by segment. "All other" includes corporate and other non-operating items not allocated by segment.

15. UNAUDITED QUARTERLY RESULTS


                                                                       Quarters ended

                                                        November    February        May     August    Fiscal Year
                                                        --------    --------        ---     ------    -----------
                                                          (in thousands, except per share amounts)
     Fiscal 1999:
        Net sales....................................    $23,271     $22,987    $30,203    $30,262       $106,723
        Gross profit.................................      7,266       7,260      9,229      9,021         32,776
        Net income...................................     $1,406      $1,353     $1,880     $1,916         $6,555

        Earnings per common share:
            Basic....................................       $.33        $.32       $.44       $.44          $1.53
            Diluted .................................       $.32        $.30       $.42       $.42          $1.46

     Fiscal 2000:
        Net sales....................................    $28,569     $30,023    $33,302    $31,678       $123,572
        Gross profit.................................     $8,272      $8,860     $9,722     $8,422        $35,276
        Net income...................................     $1,603      $1,647     $2,099     $1,957         $7,306

        Earnings per common share:
            Basic....................................       $.37        $.38       $.49       $.47          $1.71
            Diluted .................................       $.35        $.36       $.47       $.44          $1.62


16.   DISCONTINUED OPERATIONS

On June 26, 1998, the Company completed the divestiture of its subsidiary, GST Industries, Inc. Accordingly, this business unit has been accounted for as a discontinued operation and the results of its operation are segregated in the accompanying consolidated statements of income. There was no gain or loss on the disposition of GST and no interest expense was allocated to discontinued operations for fiscal year 1998. Discontinued operations have not been segregated in the consolidated statements of cash flows. The preceding notes to consolidated financial statements have been revised, as necessary, to reflect the change in reporting due to discontinued operations. Sales from discontinued operations were $2,818,000 and income from discontinued operations, net of the effect of income tax was $316,000, in fiscal year 1998.

17.    ACQUISITIONS

On October 28, 1997, the Company completed the acquisition of Calnetics Corporation ("Calnetics"). The total acquisition cost was $31,792,000, consisting of cash due to former Calnetics shareholders of $22,335,000, (of which $243,000 was due at August 31, 1998) acquisition costs of $50,000, liabilities assumed or incurred of $8,062,000 and an estimated fair value of $1,345,000 for options issued in conjunction with the transaction, primarily replacement options issued to Calnetics employees who continued with the Company. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. During fiscal year 2000, an insurance claim settlement was received which resulted in a reduction of the acquisition cost and of goodwill in the amount of $350,000. The excess of the adjusted purchase price over the fair value of the net assets acquired amounted to $13,624,000 and has been recorded as goodwill which is being amortized on a straight-line basis over 40 years.

On May 1, 1998, the Company completed the acquisition of Falcon Belting, Inc. ("Falcon"), a manufacturer of modular plastic conveyor belting used in food processing industries. The total acquisition cost was $5,125,000, consisting of $2,636,000 in cash and the present value of obligations to make future payments to the former owner of Falcon and liabilities assumed or incurred of $2,489,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. During fiscal year 1999, a contingency was resolved which resulted in a reduction of the total acquisition cost and of goodwill in the amount of $125,000. The excess of the adjusted purchase price over the fair value of the net assets acquired amounted to $1,870,000 and has been recorded as goodwill which is being amortized on a straight-line basis over 30 years.

On March 5, 1999, the Company completed the acquisition of substantially all of the assets of Plastron Industries, L.P. ("Plastron"). The aggregate purchase price paid for Plastron consisted of (i) $19,525,000 in cash; (ii) a four-year warrant exercisable to purchase up to 200,000 shares of the Company's common stock at $11.75 per share valued at $278,000; (iii) investment banking fees consisting of a $125,000 cash payment and stock options, valued at $32,000; and (iv) the assumption of certain liabilities, principally trade payables and accrued obligations of $2,220,000. The transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired amounted to $13,781,000 and has been recorded as goodwill which is being amortized on a straight-line basis over 35 years.

On September 1, 1999, Summa acquired substantially all of the assets of Broadview Injection Molding Co., Inc. ("Broadview"). The aggregate purchase price paid for Broadview consisted of $2,143,000 in cash, liabilities assumed or incurred of $364,000 and acquisition costs of $26,000. The transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the net fair market value of acquired assets was $237,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years.

On May 5, 2000, Summa acquired all of the assets of Yarbrough-Timco. The aggregate purchase price paid for Yarbrough-Timco consisted of $150,000 in cash, a note payable to the seller in the amount of $50,000, liabilities assumed or incurred of $124,000 and acquisition costs of $25,000. The transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to identifiable tangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the net fair market value of acquired assets was $100,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years.

The results of operations of each of the above described acquisitions have been included in the consolidated results of operations and statements of cash flows of the Company since the date of acquisition. The following pro forma financial information presents the results of operations of the continuing businesses of the Company with Calnetics and Plastron as though the acquisitions had been made as of September 1, 1997. Pro forma adjustments have been made to give the effect to the amortization of goodwill and other intangibles, adjustments in depreciation and inventory value, interest expense related to acquisition debt, the related tax effects and the effect upon basic and diluted earnings per share of the additional shares of stock given in exchange for LexaLite stock and of stock options and warrants issued in conjunction with the acquisitions. The following pro forma financial information does not include adjustments to give effect to the Falcon, Broadview and Yarbrough-Timco acquisitions as such adjustments would not be material.

                For the years ended August 31,                              1998              1999               2000
                                                                     (Unaudited)       (Unaudited)        (Unaudited)
                                                                     -----------       -----------        -----------
                Net sales.........................................  $109,554,000      $115,789,000       $123,572,000
                Income from continuing operations.................    $5,185,000        $6,889,000         $7,306,000
                Net income........................................    $5,501,000        $6,889,000         $7,306,000

                Earnings per common share
                   Continuing operations
                       Basic......................................         $1.23             $1.61              $1.71
                       Diluted....................................         $1.17             $1.53              $1.62
                   Net income
                       Basic......................................         $1.31             $1.61              $1.71
                       Diluted....................................         $1.24             $1.53              $1.62

The above pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of the periods presented or of the results which may be achieved in the future.

18.   SUBSEQUENT EVENTS

On October 5, 2000, the Company acquired all of the outstanding stock of Plastic Specialties, Inc., a manufacturer of thermoformed, extruded and injection-molded plastic prismatic components for lighting fixtures for $6,287,000 in cash, 4,873,000 in assumed indebtedness, subsequently paid, and liabilities assumed or incurred to be determined. The acquisition facility was used to finance the transaction.

Report of Independent Public Accountants

TO:      The Board of Directors and Stockholders of Summa Industries:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Summa Industries and subsidiaries' annual report to stockholders included in this Form 10-K, and have issued our report thereon dated October 6, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP



Los Angeles, California
October 6, 2000

                                                     Summa Industries
                                                        Schedule II

                                             Valuation and Qualifying Accounts

                                              Allowance for Doubtful Accounts

                                               For the years ended August 31

                           Balance at               Amounts
                         beginning of            charged  to          Acquired          Amounts         Balance at
                               period                expense          reserves        written off      end of period
                         ------------            -----------          --------        -----------      -------------
     2000                    $626,000              $114,000            $25,000         $(129,000)           $636,000
     1999                     620,000               248,000             25,000          (267,000)            626,000
     1998                     195,000                79,000            385,000           (39,000)            620,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, Summa has duly caused this Annual Report on Form 10-K for the fiscal year ended August 31, 2000 to be signed on its behalf by the undersigned, thereunto duly authorized, on October 25, 2000.

                                               Summa Industries

                                              By: /s/ James R. Swartwout
                                                 --------------------------
                                                  James R. Swartwout
                                                  President

Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K for the fiscal year ended August 31, 2000 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                                                   Date
---------                                   -----                                                   ----

/s/ James R. Swartwout                      Chairman of the Board, President                 October 25, 2000
-----------------------                     & Chief Financial Officer
James R. Swartwout                          (Principal Executive and Financial Officer)

/s/ Michael L. Horst                        Director                                         October 25, 2000
-----------------------
Michael L. Horst


/s/ William R. Zimmerman                    Director                                         October 25, 2000
------------------------
William R. Zimmerman


/s/ David McConaughy                        Director                                         October 25, 2000
------------------------
David McConaughy


/s/ Byron C. Roth                           Director                                         October 25, 2000
------------------------
Byron C. Roth


/s/ Josh T. Barnes                          Director                                         October 25, 2000
------------------------
Josh T. Barnes

/s/ Jack L. Watts                           Director                                         October 25, 2000
------------------------
Jack L. Watts


/s/ Paul A. Walbrun                         Vice President & Controller                      October 25, 2000
----------------------                      (Principal Accounting Officer)
Paul A. Walbrun