Form 10-Q
period 2000-11-30
SUMMA INDUSTRIES/
filed 2000-12-27
CIK 62262

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         For the Quarterly Period Ended

                                NOVEMBER 30, 2000

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


The number of shares of common stock outstanding as of December 15, 2000 was 4,238,801.

                                SUMMA INDUSTRIES

                                      INDEX


     PART I - FINANCIAL INFORMATION                                              Page
     Item 1.  Financial Statements:

               Condensed Consolidated Balance Sheets -
               August 31, 2000 and November 30, 2000 (unaudited) .................3

               Condensed Consolidated Statements of Income (unaudited) -
               three months ended November 30, 1999 and 2000......................4

               Condensed Consolidated Statements of Cash Flows (unaudited) -
               three months ended November 30,1999 and 2000.......................5

               Notes to Condensed Consolidated Financial Statements (unaudited).. 6

     Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of Operations..................10

     PART II - OTHER INFORMATION.................................................13

     Item 1.  Legal Proceedings..................................................13
     Item 2.  Changes in Securities and Use of Proceeds..........................13
     Item 3.  Defaults upon Senior Securities....................................14
     Item 4.  Submission of Matters to a Vote of Security Holders................14
     Item 5.  Other Information..................................................14
     Item 6.  Exhibits and Reports on Form 8-K...................................14

     Signature Page..............................................................15

                                SUMMA INDUSTRIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


----------------------------------------------------------------------------------------------------------------------
                                                                             August 31, 2000        November 30, 2000
ASSETS                                                                                                    (unaudited)
----------------------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                                       $343,000               $1,459,000
    Accounts receivable                                                           17,867,000               20,465,000
    Inventories                                                                   12,921,000               15,033,000
    Prepaid expenses and other                                                     1,651,000                2,098,000
----------------------------------------------------------------------------------------------------------------------
       Total current assets                                                       32,782,000               39,055,000
----------------------------------------------------------------------------------------------------------------------
Property, plant and equipment                                                     42,501,000               47,734,000
   Less accumulated depreciation                                                  15,545,000               16,833,000
----------------------------------------------------------------------------------------------------------------------
        Net property, plant and equipment                                         26,956,000               30,901,000
----------------------------------------------------------------------------------------------------------------------
Other assets                                                                         214,000                  214,000
Goodwill and other intangibles, net                                               29,988,000               31,682,000
----------------------------------------------------------------------------------------------------------------------
       Total assets                                                              $89,940,000             $101,852,000
======================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Accounts payable                                                               $6,869,000               $6,420,000
   Accrued liabilities                                                             6,451,000                6,658,000
   Current maturities of long-term debt                                            6,701,000                9,259,000
----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                   20,021,000               22,337,000
----------------------------------------------------------------------------------------------------------------------
Long-term debt, net of current maturities                                         25,777,000               34,163,000
Other long-term liabilities                                                        3,082,000                3,075,000
----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                           48,880,000               59,575,000
----------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
   Common stock,  par value $.001; 10,000,000 shares authorized;
         issued and outstanding: 4,224,715 at August 31, 2000
                                    and 4,235,225 at November 30, 2000            17,586,000               17,686,000
   Retained earnings                                                              23,474,000               24,666,000
   Accumulated other comprehensive income                                                ---                 (75,000)
----------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                  41,060,000               42,277,000
----------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                 $89,940,000             $101,852,000
======================================================================================================================


See accompanying notes to condensed consolidated financial statements.

                                SUMMA INDUSTRIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                                                       Three months ended November 30
----------------------------------------------------------------------------------------------------------------------
                                                                                         1999                   2000
----------------------------------------------------------------------------------------------------------------------
Net sales                                                                        $28,569,000             $31,545,000
Cost of sales                                                                     20,297,000              22,975,000
----------------------------------------------------------------------------------------------------------------------
Gross profit                                                                       8,272,000               8,570,000
Selling, general, administrative and other expenses                                5,050,000               5,809,000
----------------------------------------------------------------------------------------------------------------------
Operating income                                                                   3,222,000               2,761,000
Interest expense                                                                     679,000                 915,000
----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                         2,543,000               1,846,000
Provision for income taxes                                                           940,000                 654,000
----------------------------------------------------------------------------------------------------------------------

Net income                                                                        $1,603,000              $1,192,000
======================================================================================================================

Earnings per common share
    Basic                                                                               $.37                    $.28
    Diluted                                                                             $.35                    $.27
======================================================================================================================

Weighted average common shares outstanding
     Basic                                                                         4,324,000               4,231,000
     Diluted                                                                       4,584,000               4,446,000
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                SUMMA INDUSTRIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                      Three months ended November 30
--------------------------------------------------------------------------------------------------------------------
                                                                                        1999                  2000
--------------------------------------------------------------------------------------------------------------------
Operating activities:
Net income                                                                        $1,603,000            $1,192,000
--------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                   1,185,000             1,315,000
    Amortization                                                                     242,000               246,000
    Net change in assets and liabilities, net of effects of
    acquisitions:
       Accounts receivable                                                          733,000               (116,000)
       Inventories                                                                 (543,000)               124,000
       Prepaid expenses and other assets                                           (265,000)              (245,000)
       Accounts payable                                                          (1,103,000)            (1,098,000)
       Accrued liabilities                                                         (679,000)              (821,000)
--------------------------------------------------------------------------------------------------------------------
          Total adjustments                                                        (430,000)              (595,000)
--------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                 1,173,000               597,000
--------------------------------------------------------------------------------------------------------------------
Investing activities:
Acquisition of businesses (Note 5)                                               (1,521,000)           (10,173,000)
Purchases of property and equipment                                                (778,000)              (755,000)
Purchase of patent                                                                  (95,000)                   ---
Proceeds from cash surrender value of life insurance                                     ---               403,000
--------------------------------------------------------------------------------------------------------------------
         Net cash (used in) investing activities                                 (2,394,000)           (10,525,000)
--------------------------------------------------------------------------------------------------------------------
Financing activities:
Net proceeds from line of credit                                                   3,159,000               680,000
Proceeds from issuance of long-term debt                                                 ---            13,858,000
Payments on long-term debt                                                        (2,188,000)           (3,594,000)
Proceeds from the exercise of stock options                                          128,000                38,000
Proceeds from sale of common stock                                                       ---                62,000
Purchases of common stock                                                           (102,000)                  ---
--------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                   997,000            11,044,000
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                (224,000)            1,116,000
Cash and cash equivalents, beginning of period                                     1,148,000               343,000
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                            $924,000            $1,459,000
====================================================================================================================


See accompanying notes to condensed consolidated financial statements.

                                SUMMA INDUSTRIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Summa Industries (the "Company"), have been condensed in certain respects and should, therefor, be read in conjunction with the audited financial statements and notes related thereto contained in the Company's Annual Report on Form 10-K for the year ended August 31, 2000. In the opinion of the Company, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. The results of operations for the three months ended November 30, 2000 are not necessarily indicative of the results to be expected for the full year ending August 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities", which establishes standards for reporting and disclosure of derivative and hedging instruments, in the first quarter of fiscal 2001. There was no effect on reported income. (See Note 6., "Comprehensive Income - derivative financial instruments", below.)

The Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, ("SAB101"), "Revenue Recognition in Financial Statements", in the first quarter of fiscal 2001. The adoption of SAB101 had no effect on the Company's financial statements.

2.       INVENTORIES

         Inventories were as follows:


                                          August 31, 2000    November 30, 2000
                                          ---------------    -----------------
                                                (audited)
                   Finished goods.........     $5,292,000           $7,059,000
                   Work in process........        312,000              627,000
                   Materials and parts....      7,317,000            7,347,000
                                                ---------          -----------
                                              $12,921,000          $15,033,000
                                              ===========          ===========

3. DILUTED EARNINGS PER SHARE

Diluted earnings per share were calculated using the "treasury stock" method as if dilutive stock options and warrants had been exercised and the funds were used to purchase common shares at the average market price during the period.


                                                                         Three months ended
                                                                                November 30
                                                                        1999           2000
                                                                        ----           ----
          Weighted average shares outstanding - basic..............4,324,000      4,231,000
          Effect of dilutive securities:
             Impact of common shares to be issued under
                stock option plans.................................  246,000        215,000
             Impact of common shares to be issued with
                Respect to warrants................................   14,000             --
                                                                   ---------      ---------
          Weighted average shares outstanding - diluted............4,584,000      4,446,000
                                                                   =========      =========


4.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                         Three months ended
                                                                                November 30
                                                                   1999                2000
                                                                   ----                ----
      Cash paid during the period:
         Interest............................................. $885,000            $874,000
         Income taxes.........................................  222,000              17,000
      Non-cash investing and financing activities:
      Details of acquisitions
         Fair value of assets acquired.......................$2,533,000         $12,710,000
         Liabilities assumed or incurred......................(893,000)         (1,550,000)
                                                              ---------         -----------
           Cash paid..........................................1,640,000          11,160,000
           Less cash acquired.................................(119,000)           (987,000)
                                                              ---------           ---------
              Net cash used in acquisitions..................$1,521,000         $10,173,000
                                                              =========         ===========


5.   ACQUISITIONS

On September 1, 1999, Summa acquired substantially all of the assets of Broadview Injection Molding Co., Inc. ("Broadview"). The aggregate purchase price paid for Broadview consisted of $1,640,000 in cash, a note for $503,000, subsequently paid, liabilities assumed or incurred of $364,000 and acquisition costs of $26,000. The transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair value of net acquired assets was $237,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years.

On May 5, 2000, Summa acquired substantially all of the assets of Yarbrough-Timco. The aggregate purchase price paid for Yarbrough-Timco consisted of $150,000 in cash, a note payable to the seller in the amount of $50,000, liabilities assumed or incurred of $124,000 and acquisition costs of $25,000. The transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair value of net acquired assets was $100,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years.

On October 5, 2000, Summa acquired all of the outstanding capital stock of Plastic Specialties, Inc. ("PSI"). The aggregate purchase price paid for PSI consisted of $6,287,000 in cash, $4,873,000 in assumed debt, concurrently paid, preliminary liabilities assumed or incurred of $1,500,000 and acquisition costs of $50,000. The transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair value of net acquired assets was $1,940,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 35 years.

The results of operations of each of the above described acquisitions have been included in the consolidated results of operations and statements of cash flows of the Company since the date of acquisition. The following pro forma financial information presents the results of operations of the Company with Plastic Specialties, Inc. as though the acquisition had been made as of September 1, 1999. Pro forma adjustments have been made to give the effect to the amortization of goodwill, adjustments in depreciation and inventory value, interest expense related to acquisition debt and the related tax effects. The following pro forma financial information does not include adjustments to give effect to the Broadview and Yarbrough-Timco acquisitions as such adjustments would not be material.


                                                            Three months ended
                                                                   November 30
                                                      1999                2000
                                                      ----                ----
          Net sales............................$33,042,000         $33,289,000
          Net income ..........................  1,631,000           1,227,000
          Income per common share:
             Basic.............................       $.38                $.29
             Diluted...........................       $.36                $.28

The pro forma results in the preceding table are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition of Plastic Specialties, Inc. had been effective at September 1, 1999 or the results which may be achieved in the future.

6.       COMPREHENSIVE INCOME - DERIVATIVE FINANCIAL INSTRUMENTS

As part of its interest rate management program, the Company periodically enters into interest rate swap agreements with respect to portions of its outstanding debt. The purpose of these swaps is to mitigate the adverse effect of an increase in interest rates. The interest rate swap agreements in place at November 30, 2000 effectively convert $10,200,000 of the Company's variable rate debt to a weighted average fixed rate of 9.2%. The swap agreements expire on varying dates through September 2002. If the Company had terminated its interest rate swap agreements at November 30, 2000, the Company would have incurred the obligation to pay $121,000. Total comprehensive income was $1,603,000 for the quarter ended November 30, 1999 and $1,117,000 for the quarter ended November 30, 2000. The Company has accounted for this amount on its balance sheet.

7.       SEGMENT REPORTING


                                                                          Three months ended
                                                                                 November 30
                                                             1999                       2000
                                                             ----                       ----
           Net sales
              Engineered polymer components.....      $24,457,000                $26,481,000
              Extruded plastic products.........        4,112,000                  5,064,000
                                                        ---------                  ---------
              Consolidated......................      $28,569,000                $31,545,000
           Operating profit
              Engineered polymer components.....       $3,303,000                 $3,327,000
              Extruded plastic products.........          172,000                  (248,000)
              All other.........................        (253,000)                  (318,000)
                                                        ---------                  ---------
              Consolidated .....................       $3,222,000                 $2,761,000
                                                       ==========                 ==========


           Identifiable assets                    August 31, 2000          November 30, 2000
                                                  ---------------          -----------------
              Engineered polymer components.....      $72,003,000                $80,682,000
              Extruded plastic products.........       16,457,000                 19,345,000
              All other.........................        1,480,000                  1,825,000
                                                        ---------                  ---------
              Consolidated......................      $89,940,000               $101,852,000
                                                      ===========               ============

Interest expense and income taxes are not shown in the above table, as they are not fully allocated by segment. "All other" includes corporate and other non-operating items not allocated by segment.

8.       SUBSEQUENT EVENT

On December 1, 2000, Summa acquired substantially all of the assets of the Ram Belts & Chains division ("Ram") of Rainbow Industrial Products Corp. The aggregate purchase price paid for the Ram business assets consisted of $5,825,000 in cash, a unsecured note payable to the sellers in the amount of $750,000, liabilities assumed or incurred to be determined, and acquisition costs of $25,000. The transaction will be accounted for using the purchase method of accounting. Funds for the transaction were provided by the Company's bank line of credit.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Quarterly Report on Form 10-Q, which are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding Summa's expectations, hopes, beliefs, intentions or strategies regarding the future, such as those set forth in Part II, Item 1 "Legal Proceedings" below. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in this "Management's Discussion and Analysis" section and elsewhere herein and in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000. The forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

Summa manufactures diverse plastic products in two segments: Engineered Polymer Components and Extruded Plastic Products. Summa designs and manufactures injection-molded and thermo-formed plastic optical components for OEM customers in the lighting industry; modular plastic conveyor belt and chain for the food processing industry; engineered plastic fittings, valves, filters and tubing for the agricultural irrigation industry; molded plastic coil forms ("bobbins") for use in transformers, motors, relays and switches; extruded plastic sheet with smooth or textured surfaces in various colors and sizes for diverse industrial applications, and other molded and extruded plastic components for diverse industries.

Growth has been achieved by acquisition, development of new products and expansion of the Company's sales organization. There can be no assurance that Summa will be able to continue to consummate acquisitions, develop new products or expand sales to sustain rates of revenue growth and profitability in future periods comparable to those experienced in the past several years. Any future success that the Company may achieve will depend upon many factors including factors which may be beyond the control of Summa or which cannot be predicted at this time. See "Risk Factors" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000.

RESULTS OF OPERATIONS

The following table sets forth certain information, derived from Summa's unaudited consolidated statements of income from continuing operations, as a percent of sales for the three-month periods ended November 30, 1999 and 2000, and the Company's effective income tax rate during those periods:


                                                    Three months ended
                                                           November 30
                                                 1999             2000
                                                 ----             ----
          Net sales........................... 100.0%           100.0%
          Cost of sales.......................  71.0%            72.8%
                                                -----            -----
          Gross profit........................  29.0%            27.2%
          S,G & A and other expenses..........  17.7%            18.4%
                                                -----            -----
          Operating income....................  11.3%             8.8%
          Interest expense, net...............   2.4%             2.9%
                                                 ----             ----
          Income before tax...................   8.9%             5.9%
          Provision for income taxes..........   3.3%             2.1%
                                                 ----             ----
          Net income..........................   5.6%             3.8%
                                                 ====             ====
          Effective tax rate..................  37.0%             35.4%

Sales for the first quarter ended November 30, 2000 increased $2,976,000, or 10%, compared to the same period in the prior year, due to the inclusion of the sales of newly acquired operations. Same business sales in the first quarter were up 1% in the Engineered Polymer Components segment, up 1% in the Extruded Plastic Products segment, and up 1% overall, compared to the first quarter of the prior fiscal year.

Gross profit for the first quarter increased $298,000, or 4%, from the comparable prior year period, primarily due to the incremental contribution of recently acquired operations. Gross margin as a percentage of sales decreased from 29.0% to 27.2% due to inflation in costs not fully passed through to customers by selling price increases.

Operating expenses for the three months ended November 30, 2000 increased $759,000, or 15%, from the comparable prior year period, primarily due to the inclusion of the operating expenses of recently acquired businesses. As a percentage of sales, operating expenses increased from 17.7% to 18.4%, primarily as a result of the blending of the newly acquired operations with higher operating expenses as a percentage of sales. Operating margin for the quarter decreased from 11.3% in the first quarter of fiscal 2000 to 8.8% in the first quarter of fiscal 2001, as a result of the changes in gross margin and operating expenses discussed above.

Net interest expense for the first quarter ended November 30, 2000 increased $236,000 from the prior year first quarter, primarily due to increased debt levels related to acquisitions and increases in rates.

The decrease in the effective tax rate in the first quarter of fiscal 2001 versus fiscal 2000, from 37.0% to 35.4%, is due to a lower effective combined state income tax rate and increased foreign sales corporation tax benefit.

The Company's backlog of unfilled orders, believed to be firm, increased from $9,886,000 at August 31, 2000 to $10,696,000 at November 30, 2000 due to the
inclusion of the backlog of a recently acquired operation. Because the time between entering an order and shipping the product and recording a sale is typically shorter than one month, backlog levels are not a reliable indicator of future sales volume.

The following tables set forth the relative contribution of each of Summa's reportable segments to the sales and operating income of the entire Company and the operating margins of each segment:

                        RELATIVE CONTRIBUTION BY SEGMENT


                                                           Three months ended
                                                                  November 30
                                                        1999             2000
                                                        ----             ----
       Net sales
           Engineered polymer components...........    85.6%            84.0%
           Extruded plastic products...............    14.4%            16.0%
                                                       -----            -----
           Consolidated............................   100.0%           100.0%
       Operating profit
           Engineered polymer components...........   102.5%           120.5%
           Extruded plastic products...............     5.3%           (9.0)%
           All other...............................   (7.8)%          (11.5)%
                                                      ------          -------
           Consolidated............................   100.0%           100.0%

                           OPERATING MARGIN BY SEGMENT


                                                          Three months ended
                                                                 November 30
                                                       1999             2000
                                                       ----             ----
               Engineered polymer components......    13.5%            12.6%
               Extruded plastic products..........     4.2%           (4.9)%
               Consolidated.......................    11.3%             8.8%

The increases in the sales of engineered polymer components and of extruded plastic products is due primarily to the inclusion of the sales of newly acquired operations. The change in operating profit of the extruded plastic products is due primarily to increased material and manufacturing costs not passed through to customers because of competitive conditions and to certain non-recurring items in the prior fiscal year first quarter.

The increase in assets in the engineered components segment is due primarily to the inclusion of the assets of recently acquired operations. The increase in assets in the extruded plastic products segment is due to the inclusion of the assets of recently acquired operations offset by a decrease in the assets of the previously owned operations.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. The Company's working capital at November 30, 2000 was $16,718,000, compared to $12,761,000 at August 31, 2000. The increase was primarily associated with the inclusion of the assets and liabilities of a recently acquired operation.

FINANCING ARRANGEMENTS. The Company has several debt relationships as described below. Substantially all of the Company's assets are pledged to secure debt. The term debt and revolving line of credit require compliance with financial and operating covenants.

Summary of the Company's debt at November 30, 2000:


                                                             Weighted
                                                              Average
                                                             Interest        Additional
      Description of Debt                       Balance          Rate      Availability          Due
      -------------------                       -------          ----      ------------          ---

      Bank line of credit.................   $9,956,000          8.7%       $15,044,000         2002
      Bank term loans.....................   27,979,000          9.0%               ---    2001-2005
      Industrial revenue bonds and other..    5,487,000          6.8%               ---    2000-2021
                                            -----------          ----       -----------
      Total debt..........................  $43,422,000          8.7%       $15,044,000
                                            ===========          ====       ===========

During the quarter, the Company utilized the remaining acquisition facility of $12,800,000 to facilitate the PSI and RAM transactions. (See footnotes 5 and 8 to unaudited consolidated financial statements in this report on form 10-Q.)

Interest rates on most of the bank term loans are fixed for periods of one to five years. Interest rates on the remainder of the bank term loans and the bank line of credit are based on LIBOR, are subject to market fluctuation and are subject to reduction as the Company achieves certain financial milestones.

Net cash provided by operating activities in the first quarter of fiscal 2001 was $597,000, $576,000 less than in the first quarter of fiscal 2000, primarily due to lower net income and changes in components of working capital.

Cash used in investing activities in the first quarter of fiscal 2001 was $10,525,000 vs. $2,394,000 in the first quarter of fiscal 2000, primarily due to the acquisition of PSI (see Note 5) in 2001 compared to a much smaller acquisition made in 2000.

Cash provided by financing activities was $11,044,000 in the first quarter of fiscal 2001 vs. $997,000 in fiscal 2000, primarily due to increased bank borrowings to facilitate the PSI transaction.

Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned capital expenditures and debt service for the next twelve months. The Company has a strategy of growth by acquisition. In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed. The Company has 10,000,000 shares of common stock authorized, of which 4,235,225 shares were outstanding at November 30, 2000 and 5,000,000 shares of "blank check" preferred stock authorized, of which none is outstanding. The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the outstanding debt and related variable interest rates set forth in "Managements' Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" above, there are no material changes to the disclosure set forth in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company encounters lawsuits from time to time in the ordinary course of business and, at November 30, 2000, the Company or its affiliates were parties to several civil lawsuits. Any losses that the Company may suffer from current or future lawsuits, and the effect such litigation may have upon the reputation and marketability of the Company's products, could have a material adverse impact on the results of future operations, the financial condition and prospects of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 1, 2000, following the acquisition of Plastic Specialties, Inc. ("PSI"), the Company sold 5,861 restricted shares of the Company's common stock to certain management employees of PSI, at the then current market price, for a total consideration of $62,000, and granted non-qualified stock options to certain PSI employees, at the then current market price. The options will vest based on the percentage obtained by dividing the cumulative net income of PSI after October 5, 2000 by $3.0 million, or fully in nine years. Proceeds were used to reduce debt.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS.

     2.1 Stock Purchase Agreement dated October 4, 2000 among Registrant and the individuals and entities who were all of the shareholders of PSI relating to the purchase of PSI by Registrant. (1)

     10.1 Plastic Specialties,  Inc. Acquisition Stock Option Plan providing for
          the   issuance  of  options  to  purchase  up  to  50,000   shares  of
          Registrant's common stock. (1)

     27.1 Financial Data Schedule *

          --------------------
          (1) Incorporated by reference from the Company's Form 8-K dated October 5, 2000 relating to the acquisition of Plastic Specialties, Inc.

          * Filed herewith.

(b)    CURRENT REPORTS ON FORM 8-K.

       Form 8-K dated October 5, 2000 relating to the acquisition of Plastic Specialties, Inc. by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December 21, 2000.

                                SUMMA INDUSTRIES

/s/ James R. Swartwout                            /s/ Trygve M. Thoresen
----------------------                            ----------------------
James R. Swartwout                                Trygve M. Thoresen
President and Chief Financial Officer             Vice President and Secretary