Form 10-Q
period 2001-02-28
SUMMA INDUSTRIES/
filed 2001-03-29
CIK 62262

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                                FEBRUARY 28, 2001

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


The number of shares of common stock outstanding as of March 15, 2001 was 4,258,801.

                                SUMMA INDUSTRIES

                                      INDEX

                                                                                                     Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets -
         August 31, 2000 and February 28, 2001 (unaudited) ............................................3

         Condensed Consolidated Statements of Income (unaudited) -  three months and six months ended February 29, 2000 and February 28, 2001..................................4

         Condensed Consolidated Statements of Cash Flows (unaudited) -  six months ended February 29, 2000 and February 28, 2001.................................................5

         Notes to Condensed Consolidated Financial Statements (unaudited)............................. 6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations.............................................10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................14
Item 2.  Changes in Securities and Use of Proceeds....................................................14
Item 3.  Defaults upon Senior Securities..............................................................14
Item 4.  Submission of Matters to a Vote of Security Holders..........................................14
Item 5.  Other Information............................................................................14
Item 6.  Exhibits and Reports on Form 8-K.............................................................15

Signature Page........................................................................................15


                                SUMMA INDUSTRIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                August 31, 2000   February 28, 2001
  ASSETS                                                                                                (unaudited)
  ------------------------------------------------------------------------------------------------------------------

  Current assets:

      Cash and cash equivalents                                                     $   343,000        $  1,593,000

      Accounts receivable                                                            17,867,000          20,433,000

      Inventories                                                                    12,921,000          15,240,000

      Prepaid expenses and other                                                      1,651,000           2,345,000

  ------------------------------------------------------------------------------------------------------------------
         Total current assets                                                        32,782,000          39,611,000
  ------------------------------------------------------------------------------------------------------------------

  Property, plant and equipment                                                      42,501,000          48,932,000

     Less accumulated depreciation                                                   15,545,000          18,293,000

  ------------------------------------------------------------------------------------------------------------------
          Net property, plant and equipment                                          26,956,000          30,639,000
  ------------------------------------------------------------------------------------------------------------------

  Other assets                                                                          214,000             284,000

  Goodwill and other intangibles, net                                                29,988,000          35,296,000

  ------------------------------------------------------------------------------------------------------------------
         Total assets                                                               $89,940,000        $105,830,000
  ==================================================================================================================

  LIABILITIES AND STOCKHOLDERS' EQUITY

  ------------------------------------------------------------------------------------------------------------------

  Current liabilities:

     Accounts payable                                                               $ 6,869,000        $  8,478,000

     Accrued liabilities                                                              6,451,000           5,227,000

     Current maturities of long-term debt                                             6,701,000           9,042,000

  ------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                    20,021,000          22,747,000
  ------------------------------------------------------------------------------------------------------------------

  Long-term debt, net of current maturities                                          25,777,000          36,980,000

  Other long-term liabilities                                                         3,082,000           3,172,000

  ------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                            48,880,000          62,899,000
  ------------------------------------------------------------------------------------------------------------------

  Stockholders' equity:

     Common stock, par value $.001; 10,000,000 shares authorized; issued and outstanding:
         4,224,715 at August 31, 2000 and 4,248,801 at February 28, 2001             17,586,000          17,760,000

  Retained earnings                                                                  23,474,000          25,323,000

  Accumulated other comprehensive income                                                    ---            (152,000)
  ------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                   41,060,000          42,931,000
  ------------------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                                  $89,940,000        $105,830,000
  ==================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                                SUMMA INDUSTRIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                              Three months ended                   Six months ended
                                                        Feb 29, 2000      Feb 28, 2001      Feb 29, 2000     Feb 28, 2001
------------------------------------------------------------------------------------------------------------------------
Net sales                                                $30,023,000       $31,441,000       $58,592,000     $62,986,000

Cost of sales                                             21,163,000        23,208,000        41,460,000      46,183,000

------------------------------------------------------------------------------------------------------------------------

Gross profit                                               8,860,000         8,233,000        17,132,000      16,803,000

Selling, general, administrative and other expenses        5,493,000         6,222,000        10,543,000      12,031,000

------------------------------------------------------------------------------------------------------------------------

Operating income                                           3,367,000         2,011,000         6,589,000       4,772,000

Interest expense                                             746,000         1,056,000         1,425,000       1,971,000

------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                 2,621,000           955,000         5,164,000       2,801,000

Provision for income taxes                                   974,000           298,000         1,914,000         952,000

------------------------------------------------------------------------------------------------------------------------
Net income                                               $ 1,647,000       $   657,000       $ 3,250,000     $ 1,849,000
========================================================================================================================

Earnings per common share

       Basic                                                    $.38              $.15              $.75            $.44

       Diluted                                                  $.36              $.15              $.71            $.42

------------------------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding

       Basic                                               4,310,000         4,245,000         4,317,000       4,238,000

       Diluted                                             4,524,000         4,399,000         4,554,000       4,423,000

------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                SUMMA INDUSTRIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                       Six months ended
                                                                                Feb 29, 2000       Feb 28, 2001
---------------------------------------------------------------------------------------------------------------
Operating activities:

Net income                                                                        $3,250,000         $1,849,000
---------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation                                                                   2,388,000          2,871,000

    Amortization                                                                     481,000            536,000

    (Gain) on disposition of property, plant and equipment                            (9,000)          (184,000)

    Net change in assets and liabilities, net of effects of acquisitions:

       Accounts receivable                                                        (1,582,000)           539,000

       Inventories                                                                  (130,000)         1,129,000

       Prepaid expenses and other assets                                            (240,000)          (318,000)

       Accounts payable                                                             (139,000)           696,000

       Accrued liabilities                                                          (907,000)        (2,476,000)
---------------------------------------------------------------------------------------------------------------
          Total adjustments                                                         (138,000)         2,793,000
---------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                 3,112,000          4,642,000
---------------------------------------------------------------------------------------------------------------
Investing activities:

Acquisition of businesses (Note 5)                                                (2,024,000)       (15,998,000)

Purchases of property and equipment                                               (1,433,000)        (1,630,000)

Purchase of patent                                                                   (95,000)               ---

Proceeds from sale of property and equipment                                             ---            865,000

Proceeds from insurance claim                                                            ---            403,000
---------------------------------------------------------------------------------------------------------------
         Net cash (used in) investing activities                                  (3,552,000)       (16,360,000)
---------------------------------------------------------------------------------------------------------------
Financing activities:

Net proceeds from line of credit                                                   3,742,000          2,049,000

Proceeds from issuance of long-term debt                                           2,200,000         15,306,000

Payments on long-term debt                                                        (5,428,000)        (4,561,000)

Proceeds from the exercise of stock options                                          234,000            112,000

Proceeds from sale of common stock                                                       ---             62,000

Purchases of common stock                                                           (569,000)               ---
---------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                   179,000         12,968,000
---------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                (261,000)         1,250,000

Cash and cash equivalents, beginning of period                                     1,148,000            343,000
---------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                         $   887,000         $1,593,000
===============================================================================================================

See accompanying notes to condensed consolidated financial statements.

                                SUMMA INDUSTRIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2001
                                   (unaudited)
1.    BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Summa Industries (the "Company") have been condensed in certain respects and should, therefor, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company's Annual Report on Form 10-K for the year ended August 31, 2000. In the opinion of the Company, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. The results of operations for the six months ended February 28, 2001 are not necessarily indicative of the results to be expected for the full year ending August 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities", which establishes standards for reporting and disclosure of derivative and hedging instruments, in the first quarter of fiscal 2001. There was no effect on reported income. (See Note 6, "Comprehensive income - derivative financial instruments", below.)

The Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB101"), in the first quarter of fiscal 2001. The adoption of SAB101 had no effect on the Company's consolidated financial statements.

2.    INVENTORIES

      Inventories were as follows:

                                                    AUGUST 31, 2000   FEBRUARY 28, 2001
                                                    ---------------   -----------------
                                                          (audited)
              Finished goods........................     $5,292,000          $7,524,000
              Work in process.......................        312,000             520,000
              Materials and parts...................      7,317,000           7,196,000
                                                          ---------           ---------
                                                        $12,921,000         $15,240,000
                                                        ===========         ===========

3.    DILUTED EARNINGS PER SHARE

Diluted earnings per share were calculated using the "treasury stock" method as if dilutive stock options and warrants had been exercised and the funds were used to purchase common shares at the average market price during the period.

                                                                 Three months ended              Six months ended
                                                            FEB 29, 2000   FEB 28, 2001    FEB 29, 2000   FEB 28, 2001
                                                            ------------   ------------    ------------   ------------

Weighted average shares outstanding - basic.................   4,310,000      4,245,000       4,317,000      4,238,000
Effect of dilutive securities:
   Impact of common shares to be issued under
      stock option plans....................................     213,000        154,000         229,000        185,000
   Impact of common shares to be issued with
      respect to warrants...................................       1,000            ---           8,000            ---
                                                               ---------      ---------       ---------      ---------
Weighted average shares outstanding - diluted...............   4,524,000      4,399,000       4,554,000      4,423,000
                                                               =========      =========       =========      =========


4.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                       Six months ended
                                                                                   FEB 29, 2000      FEB 28, 2001
                                                                                   ------------      ------------
Cash paid during the period:
   Interest..............................................................            $1,565,000       $ 1,934,000
   Income taxes..........................................................            $1,237,000       $ 1,109,000
Non-cash investing and financing activities:
Details of acquisitions
   Fair value of assets acquired.........................................            $2,533,000       $19,793,000
   Liabilities assumed or incurred.......................................              (390,000)       (2,808,000)
                                                                                   ------------      ------------
     Cash paid...........................................................             2,143,000        16,985,000
     Less cash acquired..................................................              (119,000)         (987,000)
                                                                                   ------------      ------------
         Net cash used in acquisitions...................................            $2,024,000       $15,998,000
                                                                                   ============      ============

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

On October 5, 2000, Summa acquired all of the outstanding capital stock of Plastic Specialties, Inc. ("PSI"). The aggregate purchase price paid for PSI consisted of $6,287,000 in cash, $4,873,000 in assumed debt concurrently paid, preliminary liabilities assumed or incurred of $1,500,000 and acquisition costs of $50,000. The transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair value of net acquired assets was $1,940,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 35 years.

On December 1, 2000, Summa acquired substantially all of the assets of the Ram Belts & Chains division ("Ram") of Rainbow Industrial Products Corp. The aggregate purchase price paid for Ram consisted of $5,825,000 in cash, an unsecured note for $750,000, liabilities assumed or incurred of $483,000 and acquisition costs of $25,000. The transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair value of net acquired assets was $3,892,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 25 years.

The Company utilized its remaining bank acquisition facility of $12,800,000 to facilitate the PSI and Ram acquisitions.

The results of operations of each of the above described acquisitions have been included in the consolidated results of operations and statements of cash flows of the Company since the date of acquisition. The following pro forma financial information presents the results of operations of the Company with PSI as though the acquisition had been made as of September 1, 1999. Pro forma adjustments have been made to give effect to the amortization of goodwill, adjustments in depreciation and inventory value, interest expense related to acquisition debt and the related tax effects. The following pro forma financial information does not include adjustments to give effect to the Broadview, Yarbrough-Timco or Ram acquisitions, as such adjustments would not be material.

                                                         Three months ended               Six months ended
                                                    FEB 29, 2000    FEB 28, 2001     FEB 29, 2000    FEB 28, 2001
                                                    ------------    ------------     ------------    ------------
      Net sales......................................$34,496,000     $31,441,000      $67,538,000     $64,730,000
      Net income.....................................  1,675,000         657,000        3,314,000       1,884,000
      Income per common share:
               basic.................................       $.39            $.15             $.77            $.44
               diluted ..............................       $.37            $.15             $.73            $.43

The pro forma results in the preceding table are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition of PSI had been effective at September 1, 1999 or the results which may be achieved in the future.

6.       COMPREHENSIVE INCOME - DERIVATIVE FINANCIAL INSTRUMENTS

As part of its interest rate management program, the Company periodically enters into interest rate swap agreements with respect to portions of its outstanding debt. The purpose of these swaps is to mitigate the adverse effect of an increase in interest rates. The interest rate swap agreements in place at February 28, 2001 effectively convert $10,200,000 of the Company's variable rate debt to a weighted average fixed rate of 9.2%. The swap agreements expire on varying dates through September 2002. The unrealized gain or loss on interest rate swaps is the Company's only other comprehensive income.

                                        Three months ended                     Six months ended
                                   FEB 29, 2000   FEB 28, 2001     FEB 29, 2000    FEB 28, 2001
                                   ------------   ------------     ------------    ------------
Net income.........................  $1,647,000       $657,000       $3,250,000      $1,849,000
Other comprehensive income (loss)           ---        (77,000)             ---        (152,000)
                                     ----------       --------     ------------    ------------
Total comprehensive income (loss)    $1,647,000       $580,000       $3,250,000      $1,697,000
                                     ==========       ========     ============    ============


7.       SEGMENT REPORTING

                                              Three months ended                Six months ended
                                          FEB 29, 2000   FEB 28, 2001     FEB 29, 2000   FEB 28, 2001
                                          ------------   ------------     ------------   ------------
Net sales:
   Engineered polymer components.......... $25,064,000    $26,113,000      $49,521,000    $52,594,000
   Extruded plastic products..............   4,959,000      5,328,000        9,071,000     10,392,000
                                             ---------      ---------        ---------     ----------
   Consolidated...........................  30,023,000     31,441,000       58,592,000     62,986,000
                                            ==========     ==========       ==========     ==========
Operating income:
   Engineered polymer components..........   3,421,000      2,973,000        6,724,000      6,300,000
   Extruded plastic products..............     348,000       (529,000)         520,000       (777,000)
   All other..............................    (402,000)      (433,000)        (655,000)      (751,000)
                                             ---------      ---------        ---------      ---------
   Consolidated ..........................  $3,367,000     $2,011,000       $6,589,000     $4,772,000
                                            ==========     ==========       ==========     ==========

           Identifiable assets:                       AUGUST 31, 2000       FEBRUARY 28, 2001
                                                      ---------------       -----------------
               Engineered polymer components..........    $72,003,000             $84,647,000
               Extruded plastic products..............     16,457,000              18,553,000
               All other..............................      1,480,000               2,630,000
                                                      ---------------       -----------------
              Consolidated............................    $89,940,000            $105,830,000
                                                      ===============       =================

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

RESULTS OF OPERATIONS

The following table sets forth certain information, derived from Summa's unaudited condensed consolidated statements of income, as a percent of sales for the three and six month periods ended February 29, 2000 and February 28, 2001, and the Company's effective income tax rate during those periods:

                                              Three months ended              Six months ended
                                          FEB 29, 2000  FEB 28, 2001    FEB 29, 2000   FEB 28, 2001
                                          ------------  ------------    ------------   ------------
    Net sales.............................      100.0%        100.0%          100.0%         100.0%
    Cost of sales.........................       70.5%         73.8%           70.8%          73.3%
                                                ------        ------          ------         ------
    Gross profit..........................       29.5%         26.2%           29.2%          26.7%
    S,G & A and other expenses............       18.3%         19.8%           18.0%          19.1%
                                                ------        ------          ------         ------
    Operating income......................       11.2%          6.4%           11.2%           7.6%
    Interest expense, net.................        2.5%          3.4%            2.4%           3.2%
                                                ------        ------          ------         ------
    Income before tax.....................        8.7%          3.0%            8.8%           4.4%
    Provision for income taxes............        3.2%           .9%            3.3%           1.5%
                                                ------        ------          ------         ------
    Net income............................        5.5%          2.1%            5.5%           2.9%
                                                ======        ======          ======         ======
    Effective tax rate....................       37.2%         31.2%           37.1%          34.0%

Sales for the second quarter, ended February 28, 2001, increased $1,418,000, or 5%, compared to the same period in the prior year, due to the inclusion of the sales of newly acquired operations offset by decreased sales in previously owned operations. Due to the general business downturn, same business sales in the second quarter were down 10% in the Engineered Polymer Components segment, down 15% in the Extruded Plastic Products segment, and down 11% overall, compared to the second quarter of fiscal 2000. Of the 11% sales decline, approximately 2% was a result of the discontinuation of, and price increases on, some commodity products and manufacturing services, primarily in the Extruded Plastic Products segment.

Sales for the six months ended February 28, 2001 increased $4,394,000, or 7%, compared to the same period in the prior year, due to the inclusion of the sales of newly acquired operations offset by decreased sales in previously owned operations. Due to the general business downturn, same business sales in the period were down 5% in the Engineered Polymer Components segment, down 7% in the Extruded Plastic Products segment, and down 5% overall, compared to the first six months of fiscal 2000. Of the 5% sales decline, approximately 1% was a result of the discontinuation of, and price increases on, some commodity products and manufacturing services, primarily in the Extruded Plastic Products segment.

Gross profit for the second quarter decreased $627,000, or 7%, from the comparable prior year period, primarily due to the effects of sales decreases in previously owned operations and plant consolidation expenses of approximately $500,000, partially offset by the effects of acquisitions. As a percent of sales, gross profit decreased from 29.5% to 26.2% due to the effects of volume decreases, plant consolidation expenses and inflation in costs not fully passed through to customers by increased selling prices.

Gross profit for the six months ended February 28, 2001 decreased $329,000, or 2%, from the comparable prior year period, primarily due to the effects of sales decreases in previously owned operations and plant consolidation expenses of approximately $500,000, partially offset by the effects of acquisitions. As a percent of sales, gross profit decreased from 29.2% to 26.7% due to the effects of volume decreases, plant consolidation expenses and inflation in costs not fully passed through to customers by increased selling prices.

Operating expenses for the second quarter ended February 28, 2001 increased $729,000, or 13%, from the comparable prior year period, primarily due to the inclusion of the operating expenses of recently acquired businesses partially offset by decreases in operating expenses of previously owned operations. As a percent of sales, operating expenses increased from 18.3% to 19.8%, primarily as a result of the blending of newly acquired businesses with historically higher operating expenses. Operating margin decreased from 11.2% in the second quarter of fiscal 2000 to 6.4% in the second quarter of fiscal 2001 as a result of the changes in gross margin and operating expenses discussed above.

Operating expenses for the six months ended February 28, 2001 increased $1,488,000, or 14%, from the comparable prior year period, primarily due to the inclusion of the operating expenses of recently acquired businesses partially offset by decreases in operating expenses of previously owned operations. As a percent of sales, operating expenses increased from 18.0% to 19.1%, primarily as a result of the blending of newly acquired businesses with historically higher operating expenses. Operating margin decreased from 11.2% in the first six months of fiscal 2000 to 7.6% in the first six months of fiscal 2001 as a result of the changes in gross margin and operating expenses discussed above.

Net interest expense for the quarter ended February 28, 2001 increased $310,000 from the comparable prior year period, primarily due to increased debt levels related to acquisitions and higher average interest rates on recent acquisition related term loans.

Net interest expense for the six months ended February 28, 2001 increased $546,000 from the comparable prior year period, primarily due to increased debt levels related to acquisitions and higher average interest rates on recent acquisition related term loans.

The effective tax rate in the second quarter of fiscal 2001 decreased to 31.2% from 37.2% in the comparable prior year period, due to a lower effective combined state income tax rate and increased foreign sales corporation tax benefit.

The effective tax rate in the six months ended February 28, 2001 decreased to 34.0% from 37.1% in the comparable prior year period due to a lower effective combined state income tax rate and increased foreign sales corporation tax benefit.

The Company's backlog of unfilled orders, believed to be firm, increased from $9,886,000 at August 31, 2000 to $11,051,000 at February 28, 2001 due to the
inclusion of backlog of recently acquired operations. Because the length of time between entering an order and shipping the product is typically shorter than one month, backlog levels are not a reliable indicator of future sales volume.

The following tables set forth the relative contribution of each of Summa's reportable segments to the sales and operating income of the entire Company and the operating margins of each segment:

                                         RELATIVE CONTRIBUTION BY SEGMENT

                                                           Three months ended               Six months ended
                                                       FEB 29, 2000   FEB 28, 2001    FEB 29, 2000   FEB 28, 2001
                                                       ------------   ------------    ------------   ------------
       Net sales
          Engineered polymer components................        83.5%          83.1%           84.5%          83.5%
          Extruded plastic products....................        16.5%          16.9%           15.5%          16.5%
                                                             -------        -------         -------        -------
          Consolidated.................................       100.0%         100.0%          100.0%         100.0%
                                                             =======        =======         =======        =======
       Operating income
          Engineered polymer components................       101.6%         147.8%          102.0%         132.0%
          Extruded plastic products....................        10.3%        (26.3)%            7.9%        (16.3)%
          All other....................................      (11.9)%        (21.5)%          (9.9)%        (15.7)%
                                                             -------        -------         -------        -------
          Consolidated.................................       100.0%         100.0%          100.0%         100.0%
                                                             =======        =======         =======        =======

                                            OPERATING MARGIN BY SEGMENT

                                                           Three months ended              Six months ended
                                                       FEB 29, 2000   FEB 28, 2001   FEB 29, 2000   FEB 28, 2001
                                                       ------------   ------------   ------------   ------------
          Engineered polymer components................       13.6%          11.4%          13.6%          12.0%
          Extruded plastic products....................        7.0%         (9.9)%           5.7%         (7.5)%
          Consolidated.................................       11.2%           6.4%          11.2%           7.6%

The decrease in the operating profit of the Engineered Polymer Components segment for the quarter and six month period is primarily due to the effects of decreased sales in previously owned operations and plant consolidation expenses incurred, partially offset by the contribution of newly acquired operations.

The decrease in the operating profit of the Extruded Plastic Products segment for the quarter and six month period is primarily due to plant consolidation expense incurred, decreased sales on previously owned operations, increased resin costs and the effect of competitive conditions on gross margins, offset partially by the inclusion of the results of newly acquired operations.

The increase in assets in the Engineered Components Segment is due primarily to the inclusion of the assets of recently acquired operations. The increase in assets in the Extruded Plastic Products segment is due to the inclusion of the assets of recently acquired operations partially offset by a decrease in the assets of the previously owned operations.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. The Company's working capital at February 28, 2001 was $16,864,000, compared to $12,761,000 at August 31, 2000. The increase was primarily associated with the inclusion of the assets and liabilities of recently acquired operations.

FINANCING ARRANGEMENTS. The Company has several debt relationships as described below. Substantially all of the Company's assets are pledged to secure debt. The Company is in compliance with financial and operating covenants required by the term debt and bank line of credit.

Summary of the Company's debt at February 28, 2001:

                                                                    Weighted
                                                                     Average
                                                                    Interest     Additional
      DESCRIPTION OF DEBT                                  BALANCE      RATE    Availability            DUE
      -------------------                                  -------      ----    ------------            ---
      Bank line of credit..........................    $11,325,000      8.1%     $13,675,000           2002
      Bank term loans..............................     26,062,000      8.9%             ---      2001-2005
      Real estate loans and other..................      8,635,000      7.1%             ---      2000-2021
                                                       -----------      ----    ------------
      Total debt...................................    $46,022,000      8.4%     $13,675,000
                                                       ===========      ====    ============

Interest rates on most of the bank term loans are fixed for periods of one to five years. Interest rates on the remainder of the bank term loans and the bank line of credit are based on LIBOR, are subject to market fluctuation and are subject to reduction as the Company achieves certain financial milestones.

Net cash provided by operating activities in the first six months of fiscal 2001 was $4,642,000, $1,530,000 more than in the first six months of fiscal 2000, primarily due to changes in components of working capital partially offset by lower net income.

Cash used in investing activities in the first six months of fiscal 2001 was $16,360,000 versus $3,552,000 in the first six months of fiscal 2000, primarily due to two acquisitions in 2001 (see Note 5), compared to a much smaller acquisition made in 2000.

Cash provided by financing activities was $12,968,000 in the first six months of fiscal 2001 versus $179,000 in fiscal 2000, primarily due to increased bank term loans to facilitate acquisitions.

Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned capital expenditures and debt service for the next twelve months. The Company has a strategy of growth by acquisition. In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed. The Company has 10,000,000 shares of common stock authorized, of which 4,248,801 shares were outstanding at February 28, 2001 and 5,000,000 shares of "blank check" preferred stock authorized, of which none is outstanding. The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.


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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company encounters lawsuits from time to time in the ordinary course of business and, at February 28, 2001, the Company or its affiliates were parties to several civil lawsuits. Any losses that the Company may suffer from current or future lawsuits, and the effect such litigation may have upon the reputation and marketability of the Company's products, could have a material adverse impact on the results of future operations, the financial condition and prospects of the Company.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on December 15, 2000, incumbent directors Michael L. Horst and William R. Zimmerman were re-elected to the Board of Directors of the Company to serve as one Class of the Board of Directors for a three year term and until their successors are elected and qualified. Messrs. Horst and Zimmerman each received approximately 3,705,000 votes in their favor, with no votes against re-election, approximately 53,000 abstentions and no broker non-votes.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS.

      2.1 Asset Purchase Agreement dated November 3, 2000 among the Registrant, Ram Belts & Chains, Inc., a newly-formed Delaware corporation and wholly-owned subsidiary of the Registrant ("Buyer"), Rainbow Industrial Products Corp. ("Rainbow"), and Howard and Lee Beth Miller relating to the purchase of assets of the Ram Belts & Chains division of Rainbow by Buyer. (1)

            --------------------
            (1) Incorporated by reference from the Company's Form 8-K dated December 1, 2000 relating to the acquisition of assets of the Ram Belts & Chains division of Rainbow Industrial Products Corp.



(b)   CURRENT REPORTS ON FORM 8-K.

      Form 8-K dated December 1, 2000 relating to the acquisition of assets of the Ram Belts & Chains division of Rainbow Industrial Products Corp.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 27, 2001.

                                SUMMA INDUSTRIES

/s/ James R. Swartwout                            /s/ Trygve M. Thoresen
----------------------                            ----------------------
James R. Swartwout                                Trygve M. Thoresen
President and Chief Financial Officer             Vice President and Secretary