Form 10-Q
period 2001-05-31
SUMMA INDUSTRIES/
filed 2001-06-27
CIK 62262

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                  MAY 31, 2001

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

The number of shares of common stock outstanding as of June 15, 2001 was 4,270,131.

                                SUMMA INDUSTRIES

                                      INDEX

                                                                                                               Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets -
         August 31, 2000 and May 31, 2001 (unaudited) ...........................................................3

         Condensed Consolidated Statements of Income (unaudited) -  three months and nine months ended May 31, 2000 and 2001.............................................................4

         Condensed Consolidated Statements of Cash Flows (unaudited) -  nine months ended May 31, 2000 and 2001.............................................................................5

         Notes to Condensed Consolidated Financial Statements (unaudited)........................................6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations.......................................................10

Item 3.  Quantitative and Qualitative Disclosure about Market Risk..............................................14


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................................14
Item 2.  Changes in Securities and Use of Proceeds..............................................................14
Item 3.  Defaults upon Senior Securities........................................................................14
Item 4.  Submission of Matters to a Vote of Security Holders....................................................14
Item 5.  Other Information......................................................................................14
Item 6.  Exhibits and Reports on Form 8-K.......................................................................15

Signature Page..................................................................................................15

                                SUMMA INDUSTRIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                               August 31, 2000        May 31, 2001
  ASSETS                                                                                                               (unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
  Current assets:
      Cash and cash equivalents                                                                       $343,000            $660,000
      Accounts receivable, net                                                                      17,867,000          18,243,000
      Inventories                                                                                   12,921,000          13,544,000
      Prepaid expenses and other                                                                     1,651,000           2,237,000
-----------------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                                       32,782,000          34,684,000
-----------------------------------------------------------------------------------------------------------------------------------
  Property, plant and equipment                                                                     42,501,000          49,831,000
     Less accumulated depreciation                                                                  15,545,000          19,596,000
-----------------------------------------------------------------------------------------------------------------------------------
          Net property, plant and equipment                                                         26,956,000          30,235,000
-----------------------------------------------------------------------------------------------------------------------------------
  Other assets                                                                                         214,000             287,000
  Goodwill and other intangibles, net                                                               29,988,000          35,197,000
-----------------------------------------------------------------------------------------------------------------------------------
         Total assets                                                                              $89,940,000        $100,403,000
===================================================================================================================================
  LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
  Current liabilities:
     Accounts payable                                                                               $6,869,000          $6,371,000
     Accrued liabilities                                                                             6,451,000           5,979,000
     Current maturities of long-term debt                                                            6,701,000           7,672,000
-----------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                                   20,021,000          20,022,000
-----------------------------------------------------------------------------------------------------------------------------------
  Long-term debt, net of current maturities                                                         25,777,000          32,866,000
  Other long-term liabilities                                                                        3,082,000           3,136,000
-----------------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                           48,880,000          56,024,000
-----------------------------------------------------------------------------------------------------------------------------------
   Stockholders' equity:
        Common stock, par value $.001; 10,000,000 shares authorized; issued and outstanding:
        4,224,715 at August 31, 2000 and 4,270,131 at May 31, 2001                                  17,586,000          17,886,000
  Retained earnings                                                                                 23,474,000          26,641,000
  Accumulated other comprehensive income                                                                   ---            (148,000)
-----------------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                                  41,060,000          44,379,000
-----------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                                                 $89,940,000        $100,403,000
===================================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                                SUMMA INDUSTRIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                             Three months ended May 31               Nine months ended  May 31
                                                                 2000              2001                  2000             2001
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                 $33,302,000       $32,650,000           $91,894,000      $95,636,000
Cost of sales                                              23,580,000        23,489,000            65,040,000       69,672,000
-----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                9,722,000         9,161,000            26,854,000       25,964,000
Selling, general, administrative and other expenses         5,586,000         6,183,000            16,129,000       18,214,000
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                            4,136,000         2,978,000            10,725,000        7,750,000
Interest expense                                              785,000         1,020,000             2,210,000        2,991,000
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                  3,351,000         1,958,000             8,515,000        4,759,000
Provision for income taxes                                  1,252,000           640,000             3,166,000        1,592,000
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                 $2,099,000        $1,318,000            $5,349,000       $3,167,000
===================================================================================================================================
Earnings per common share
       Basic                                                     $.49              $.31                 $1.24             $.75
       Diluted                                                   $.47              $.30                 $1.18             $.72
-----------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding
       Basic                                                4,271,000         4,264,000             4,301,000        4,247,000
       Diluted                                              4,466,000         4,405,000             4,525,000        4,417,000
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                SUMMA INDUSTRIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                    Nine months ended May 31
                                                                                                    2000                 2001
-----------------------------------------------------------------------------------------------------------------------------------
Operating activities:
Net income                                                                                    $5,349,000           $3,167,000
-----------------------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                               3,597,000            4,230,000
    Amortization                                                                                 724,000              835,000
    Gain on disposition of property, plant and equipment                                        (14,000)            (186,000)
    Net change in assets and liabilities, net of effects of acquisitions:
       Accounts receivable                                                                   (1,498,000)            2,729,000
       Inventories                                                                             (487,000)            2,625,000
       Prepaid expenses and other assets                                                        (86,000)            (213,000)
       Accounts payable                                                                      (1,292,000)          (1,411,000)
       Accrued liabilities                                                                     (618,000)          (1,756,000)
-----------------------------------------------------------------------------------------------------------------------------------
         Total adjustments                                                                       326,000            6,853,000
-----------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                             5,675,000           10,020,000
-----------------------------------------------------------------------------------------------------------------------------------
Investing activities:
Acquisition of businesses (Note 5)                                                           (2,174,000)         (15,998,000)
Purchases of property and equipment                                                          (2,648,000)          (2,591,000)
Purchase of patent                                                                              (95,000)                  ---
Proceeds from sale of property and equipment                                                      28,000              873,000
Proceeds from cash surrender value of life insurance                                                 ---              403,000
-----------------------------------------------------------------------------------------------------------------------------------
         Net cash (used in) investing activities                                             (4,889,000)         (17,313,000)
-----------------------------------------------------------------------------------------------------------------------------------
Financing activities:
Net proceeds from (payments on) line of credit                                                 2,510,000            (775,000)
Proceeds from issuance of long-term debt                                                       2,200,000           17,406,000
Payments on long-term debt                                                                   (4,571,000)          (9,321,000)
Proceeds from the exercise of stock options                                                      271,000              238,000
Proceeds from sale of common stock                                                                   ---               62,000
Purchases of common stock                                                                      (895,000)                  ---
Purchase of warrants                                                                           (500,000)                  ---
-----------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                                   (985,000)            7,610,000
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                           (199,000)              317,000
Cash and cash equivalents, beginning of period                                                 1,148,000              343,000
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                        $949,000             $660,000
===================================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                                SUMMA INDUSTRIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001
                                   (unaudited)

1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Summa Industries (the "Company") have been condensed in certain respects and should, therefor, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company's Annual Report on Form 10-K for the year ended August 31, 2000. In the opinion of the Company, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. The results of operations for the nine months ended May 31, 2001 are not necessarily indicative of the results to be expected for the full year ending August 31, 2001.

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

The Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements (SAB101)", in the first quarter of fiscal 2001. The adoption of SAB101 had no effect on the Company's consolidated financial statements.

2.   INVENTORIES

     Inventories were as follows:

                                              August 31, 2000       May 31, 2001
                                              ---------------       ------------
                                                    (audited)
        Finished goods........................     $5,292,000         $6,605,000
        Work in process.......................        312,000            376,000
        Materials and parts...................      7,317,000          6,563,000
                                                  -----------        -----------
                                                  $12,921,000        $13,544,000
                                                  ===========        ===========

3.      DILUTED EARNINGS PER SHARE

Diluted earnings per share were calculated using the "treasury stock" method as if dilutive stock options and warrants had been exercised and the funds were used to purchase common shares at the average market price during the period.

                                                                 Three months ended May 31             Nine months ended May 31
                                                                   2000               2001               2000              2001
                                                                   ----               ----               ----              ----
Weighted average shares outstanding - basic...................4,271,000          4,264,000          4,301,000         4,247,000
Effect of dilutive securities:
   Impact of common shares to be issued under
      stock option plans......................................  195,000            141,000            219,000           170,000
   Impact of common shares to be issued with
      respect to warrants.....................................      ---                ---              5,000               ---
                                                              ---------          ---------          ---------         ---------
Weighted average shares outstanding - diluted.................4,466,000          4,405,000          4,525,000         4,417,000
                                                              =========          =========          =========         =========

4.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                                            Nine months ended May 31
                                                                                                              2000              2001
                                                                                                              ----              ----
Cash paid during the period:
   Interest.............................................................................                $2,321,000        $3,190,000
   Income taxes.........................................................................                $2,313,000        $1,377,000
Non-cash investing and financing activities:
Details of acquisitions
   Fair value of assets acquired........................................................                $2,791,000       $19,793,000
   Liabilities assumed or incurred......................................................                 (498,000)       (2,808,000)
                                                                                                        ----------       -----------
     Cash paid..........................................................................                 2,293,000        16,985,000
     Less cash acquired.................................................................                 (119,000)         (987,000)
                                                                                                        ----------       -----------
         Net cash used in acquisitions..................................................                $2,174,000       $15,998,000
                                                                                                        ==========       ===========

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

On October 5, 2000, Summa acquired all of the outstanding capital stock of Plastic Specialties, Inc. ("PSI"). The aggregate purchase price paid for PSI consisted of $6,287,000 in cash, $4,873,000 in assumed debt concurrently paid, preliminary liabilities assumed or incurred of $1,500,000 and acquisition costs of $50,000. The transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair value of net acquired assets was $2,140,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 35 years.

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


                                                              Three months ended May 31                   Nine months ended May 31
                                                            2000                   2001                 2000                  2001
                                                            ----                   ----                 ----                  ----
      Net sales......................................$37,775,000            $32,650,000         $105,313,000           $97,380,000
      Net income.....................................  2,117,000              1,318,000            5,431,000             3,202,000
      Income per common share:
               Basic.................................       $.49                   $.31                $1.26                  $.75
               Diluted ..............................       $.47                   $.30                $1.20                  $.73


The pro forma results in the preceding table are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition of PSI had been effective at September 1, 1999 or the results which may be achieved in the future.

6.       COMPREHENSIVE INCOME - DERIVATIVE FINANCIAL INSTRUMENTS

As part of its interest rate management program, the Company periodically enters into interest rate swap agreements with respect to portions of its outstanding debt. The purpose of these swaps is to mitigate the adverse effect on cash flows of an increase in interest rates. The interest rate swap agreements in place at May 31, 2001 effectively convert $10,200,000 of the Company's variable rate debt to a weighted average fixed rate of 9.2%. The swap agreements expire on varying dates through September 2002. The unrealized gain or loss on interest rate swaps is the Company's only other comprehensive income.

                                                              Three months ended May 31                   Nine months ended May 31
                                                              2000                 2001                 2000                  2001
                                                              ----                 ----                 ----                  ----
Net income............................................. $2,099,000           $1,318,000           $5,349,000            $3,167,000
Cumulative effect of accounting change.................        ---                  ---                  ---               (36,000)
Other comprehensive income (loss)......................        ---                4,000                  ---              (112,000)
                                                        ----------          -----------           ----------             ---------
Total comprehensive income (loss)...................... $2,099,000           $1,322,000           $5,349,000            $3,019,000
                                                        ==========          ===========           ==========            ==========

7.       SEGMENT REPORTING

                                                         Three months ended May 31                    Nine months ended May 31
                                                        2000                  2001                  2000                  2001
                                                        ----                  ----                  ----                  ----
Net sales
   Engineered polymer components....................$27,812,000           $28,491,000           $77,333,000           $81,085,000
   Extruded plastic products........................  5,490,000             4,159,000            14,561,000            14,551,000
                                                    -----------           -----------            ----------            ----------
   Consolidated.....................................$33,302,000           $32,650,000           $91,894,000           $95,636,000
                                                    ===========           ===========           ===========           ===========
Operating income (loss)
   Engineered polymer components.................... $4,340,000            $3,714,000           $11,064,000           $10,014,000
   Extruded plastic products........................    111,000              (381,000)              631,000            (1,158,000)
   All other........................................   (315,000)             (355,000)             (970,000)           (1,106,000)
                                                      ---------             ---------              ---------           -----------
   Consolidated .................................... $4,136,000            $2,978,000           $10,725,000            $7,750,000
                                                     ==========            ==========           ===========            ==========


             Identifiable assets                                      August 31, 2000                 May 31, 2001
                                                                      ---------------                 ------------
                 Engineered polymer components...................         $72,003,000                  $81,440,000
                 Extruded plastic products.......................          16,457,000                   16,459,000
                 All other.......................................           1,480,000                    2,504,000
                                                                        -------------                 ------------
                Consolidated.....................................         $89,940,000                 $100,403,000
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

Summa manufactures diverse plastic products in two segments: Engineered Polymer Components and Extruded Plastic Products. Summa designs and manufactures injection-molded and thermoformed plastic optical components for OEM customers in the lighting industry; modular plastic conveyor belt and chain for the food processing industry; engineered plastic fittings, valves, filters and tubing for the agricultural irrigation industry; molded plastic coil forms ("bobbins") for use in transformers, motors, relays and switches, and other molded and extruded plastic components for diverse industries.

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

RESULTS OF OPERATIONS

The following table sets forth certain information, derived from Summa's unaudited condensed consolidated statements of income, as a percent of sales for the three and nine month periods ended May 31, 2000 and May 31, 2001, and the Company's effective income tax rate during those periods:

                                                         Three months ended May 31             Nine months ended May 31
                                                          2000                2001              2000               2001
                                                          ----                ----              ----               ----
    Net sales.......................................    100.0%              100.0%            100.0%             100.0%
    Cost of sales...................................     70.8%               72.0%             70.8%              72.9%
                                                         -----               -----             -----              -----
    Gross profit....................................     29.2%               28.0%             29.2%              27.1%
    S,G & A and other expenses......................     16.8%               18.9%             17.5%              19.0%
                                                         -----               -----             -----              -----
    Operating income................................     12.4%                9.1%             11.7%               8.1%
    Interest expense, net...........................      2.4%                3.1%              2.4%               3.1%
                                                         -----               -----             -----              -----
    Income before tax...............................     10.0%                6.0%              9.3%               5.0%
    Provision for income taxes......................      3.7%                2.0%              3.5%               1.7%
                                                         -----               -----             -----              -----
    Net income......................................      6.3%                4.0%              5.8%               3.3%
                                                         =====               =====             =====              =====
    Effective tax rate..............................     37.4%               32.7%             37.2%              33.5%

Sales for the third quarter, ended May 31, 2001, decreased $652,000, or 2%, compared to the same period in the prior year, due to decreased sales in previously owned operations partially offset by the inclusion of the sales of newly acquired operations. Due to the general business downturn and the discontinuation of some commodity products, same business sales in the third quarter were down 10% in the Engineered Polymer Components segment, 39% in the Extruded Plastic Products segment, and down 15% overall, compared to the third quarter of fiscal 2000. Of the 15% sales decline, approximately 5% was a result of the discontinuation of some commodity products and manufacturing services, primarily in the Extruded Plastic Products segment.

Sales for the nine months ended May 31, 2001 increased $3,742,000, or 4%, compared to the same period in the prior year, due to the inclusion of the sales of newly acquired operations partially offset by decreased sales in previously owned operations. Due to the general business downturn and the discontinuation of some commodity products, same business sales in the period were down 7% in the Engineered Polymer Components segment, 19% in the Extruded Plastic Products segment, and down 9% overall, compared to the first nine months of fiscal 2000. Of the 9% sales decline, approximately 2% was a result of the discontinuation of and price increases on some commodity products and manufacturing services, primarily in the Extruded Plastic Products segment.

Gross profit for the third quarter decreased $561,000, or 6%, from the comparable prior year period, primarily due to the effects of sales decreases in previously owned operations and plant consolidation expenses of approximately $800,000, partially offset by a reduction of ongoing costs of approximately $500,000 and by the effects of acquisitions. As a percent of sales, gross profit decreased from 29.2% to 28.0% due to the effects of volume decreases and plant consolidation expenses.

Gross profit for the nine months ended May 31, 2001 decreased $890,000, or 3%, from the comparable prior year period, primarily due to the effects of sales decreases in previously owned operations and plant consolidation expenses of approximately $1,300,000, partially offset by a reduction of ongoing costs of approximately $500,000 and by the effects of acquisitions. As a percent of sales, gross profit decreased from 29.2% to 27.1% due to the effects of volume decreases, plant consolidation expenses and inflation in costs not fully passed through to customers by increased selling prices.

Operating expenses for the third quarter ended May 31, 2001 increased $597,000, or 11%, from the comparable prior year period, primarily due to the inclusion of the operating expenses of recently acquired businesses partially offset by decreases in operating expenses of previously owned operations. As a percent of sales, operating expenses increased from 16.8% to 18.9%, primarily as a result of the blending of newly acquired businesses with historically higher operating expenses. Operating margin decreased from 12.4% in the third quarter of fiscal 2000 to 9.1% in the third quarter of fiscal 2001 as a result of the changes in gross profit and operating expenses discussed above.

Operating expenses for the nine months ended May 31, 2001 increased $2,085,000, or 13%, from the comparable prior year period, primarily due to the inclusion of the operating expenses of recently acquired businesses partially offset by decreases in operating expenses of previously owned operations. As a percent of sales, operating expenses increased from 17.5% to 19.0%, primarily as a result of the blending of newly acquired businesses with historically higher operating expenses. Operating margin decreased from 11.7% in the first nine months of fiscal 2000 to 8.1% in the first nine months of fiscal 2001 as a result of the changes in gross profit and operating expenses discussed above.

Net interest expense for the quarter ended May 31, 2001 increased $235,000 from the comparable prior year period, primarily due to increased debt levels related to acquisitions and higher average interest rates on recent acquisition related term loans.

Net interest expense for the nine months ended May 31, 2001 increased $781,000 from the comparable prior year period, primarily due to increased debt levels related to acquisitions and higher average interest rates on recent acquisition related term loans.

The effective tax rate in the third quarter of fiscal 2001 decreased from 37.4% to 32.7% in the comparable prior year period, due to a lower effective combined state income tax rate and increased foreign sales corporation tax benefit.

The effective tax rate in the nine months ended May 31, 2001 decreased from 37.2% to 33.5% in the comparable prior year period due to a lower effective combined state income tax rate and increased foreign sales corporation tax benefit.

The Company's backlog of unfilled orders, believed to be firm, decreased from $9,886,000 at August 31, 2000 to $9,558,000 at May 31, 2001 despite the inclusion of backlog of recently acquired operations. Because the length of time between entering an order and shipping the product is typically shorter than one month, backlog levels are not a reliable indicator of future sales volume.

The following tables set forth the relative contribution of each of Summa's reportable segments to the sales and operating income of the entire Company and the operating margins of each segment:

                        RELATIVE CONTRIBUTION BY SEGMENT

                                                                     Three months ended May 31             Nine months ended May 31
                                                                       2000               2001              2000               2001
                                                                       ----               ----              ----               ----
       Net sales

          Engineered polymer components..........................     83.5%              87.3%             84.2%              84.8%
          Extruded plastic products..............................     16.5%              12.7%             15.8%              15.2%
                                                                     ------             ------            ------             ------
          Consolidated...........................................    100.0%             100.0%            100.0%             100.0%
                                                                     ======             ======            ======             ======
       Operating income (loss)
          Engineered polymer components..........................    104.9%             124.7%            103.1%             129.2%
          Extruded plastic products..............................      2.7%            (12.8)%              5.9%            (14.9)%
          All other..............................................    (7.6)%            (11.9)%            (9.0)%            (14.3)%
                                                                     ------            -------            ------            -------
          Consolidated...........................................    100.0%             100.0%            100.0%             100.0%
                                                                     ======             ======            ======             ======

                           OPERATING MARGIN BY SEGMENT

                                                                     Three months ended May 31             Nine months ended May 31
                                                                       2000               2001              2000               2001
                                                                       ----               ----              ----               ----
          Engineered polymer components..........................     15.6%              12.0%             14.3%              12.0%
          Extruded plastic products..............................      2.0%            (11.1)%              4.3%               8.5%
          Consolidated...........................................     12.4%               7.9%             11.7%               7.7%

The decrease in the operating profit of the Engineered Polymer Components segment for the quarter and nine month period is primarily due to the effects of decreased sales in previously owned operations and plant consolidation expenses incurred, partially offset by the contribution of newly acquired operations.

The operating loss of the Extruded Plastic Products segment for the quarter and nine month period is primarily due to the discontinuation of some of the commodity products and plant consolidation expenses incurred, offset partially by the inclusion of the results of newly acquired operations.

The increase in assets in the Engineered Components Segment is due primarily to the inclusion of the assets of recently acquired operations. The increase in assets in the Extruded Plastic Products segment is due to the inclusion of the assets of recently acquired operations partially offset by a decrease in the assets of the previously owned operations. See footnote 7 in Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. The Company's working capital at May 31, 2001 was $14,662,000, compared to $12,761,000 at August 31, 2000. The increase was primarily associated with the inclusion of the assets and liabilities of recently acquired operations.

FINANCING ARRANGEMENTS. The Company has several debt relationships as described below. Substantially all of the Company's assets are pledged to secure debt. The Company is in compliance with the financial and operating covenants required by the term debt and bank line of credit.

Summary of the Company's debt at May 31, 2001:


                                                                             Weighted
                                                                              Average
                                                                             Interest           Additional
      Description of Debt                                  Balance               Rate         Availability              Due
      -------------------                                  ------            --------         ------------             ----
      Bank line of credit.............................. $8,501,000               6.6%          $16,499,000             2003
      Bank term loans.................................. 22,530,000               8.9%                  ---        2001-2005
      Real estate loans and other......................  9,507,000               6.9%                  ---        2001-2021
                                                         ---------               ----          -----------
      Total debt.......................................$40,538,000               8.0%          $16,499,000
                                                       ===========               ====          ===========

Interest rates on most of the bank term loans are fixed for periods of one to five years. Interest rates on the remainder of the bank term loans and the bank line of credit are based on LIBOR, are subject to market fluctuation and are subject to reduction as the Company achieves certain financial milestones.

Net cash provided by operating activities in the first nine months of fiscal 2001 was $10,020,000, $4,345,000 more than in the first nine months of fiscal 2000, due to changes in components of working capital partially offset by lower net income.

Cash used in investing activities in the first nine months of fiscal 2001 was $17,313,000 versus $4,889,000 in the first nine months of fiscal 2000, primarily due to two acquisitions in 2001 (see Note 5) compared to a much smaller acquisition made in 2000.

Cash provided by financing activities was $7,610,000 in the first nine months of fiscal 2001 versus $985,000 used in financing activities in fiscal 2000, primarily due to increased bank term loans to facilitate acquisitions.

Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned capital expenditures and debt service for the next twelve months. The Company has a strategy of growth by acquisition. In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed. The Company has 10,000,000 shares of common stock authorized, of which 4,270,131 shares were outstanding at May 31, 2001 and 5,000,000 shares of "blank check" preferred stock authorized, of which none is outstanding. The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company encounters lawsuits from time to time in the ordinary course of business and, at May 31, 2001, the Company or its affiliates were parties to several civil lawsuits. Any losses that the Company may suffer from current or future lawsuits, and the effect such litigation may have upon the reputation and marketability of the Company's products, could have a material adverse impact on the results of future operations, the financial condition and prospects of the Company.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS.

       None.

(b)    CURRENT REPORTS ON FORM 8-K.

       None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 26, 2001.

                                SUMMA INDUSTRIES

/s/ James R. Swartwout                             /s/ Trygve M. Thoresen
----------------------                             ----------------------
James R. Swartwout                                 Trygve M. Thoresen
President and Chief Financial Officer              Vice President and Secretary