Form 10-K
period 2001-08-31
SUMMA INDUSTRIES/
filed 2001-11-01
CIK 62262

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission file no. 1-7755

Summa Industries
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-1240978 (I.R.S. employer identification number)
21250 Hawthorne Boulevard, Suite 500, Torrance, California 90503 www.summaindustries.com (Address of principal executive offices, including zip code)

Registrant's telephone number: (310) 792-7024

Securities registered pursuant to Section 12(b) of the Exchange Act:  None
Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of class)

    Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of registrant's Common Stock held by non-affiliates as of October 19, 2001, based upon the closing price of a share of the Common Stock on The Nasdaq National Market on that date, was $22,417,828. The number of shares of registrant's Common Stock outstanding as of October 19, 2001 was 4,329,813.

    DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on December 17, 2001 to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III hereof.

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

History of Acquisitions—Continuing Operations

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

    Calnetics Corporation.  In October 1997, Summa acquired all of the outstanding capital stock of Calnetics Corporation, a California corporation ("Calnetics"), through a merger of a newly formed and wholly-owned subsidiary of Summa with and into Calnetics. The principal operating subsidiary of Calnetics was Agricultural Products, Inc., which manufactures plastic fittings, filters, tubing and accessories, primarily for agricultural irrigation. Calnetics had two other operating subsidiaries—Ny-Glass Plastics, Inc. and Manchester Plastics Co., Inc. The total acquisition cost was $31,792,000, consisting of cash due to former Calnetics shareholders of $22,335,000, acquisition costs of $50,000, liabilities assumed or incurred of $8,062,000 and an estimated fair value of $1,345,000 for options issued in conjunction with the transaction, primarily replacement options issued to Calnetics employees who continued with the Company. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to $13,624,000 and was recorded as goodwill which is being amortized on a straight-line basis over 40 years.

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

    Plastic Specialties, Inc.  In October 2000, Summa acquired all of the outstanding capital stock of Plastic Specialities, Inc. ("PSI"), which manufactures formed and extruded plastic components for lighting fixtures. The aggregate purchase price paid for PSI consisted of $6,287,000 in cash, $4,873,000 in assumed debt concurrently paid, liabilities assumed or incurred of $2,191,000 and acquisition costs of $50,000. The transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair value of net acquired assets was $2,676,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 35 years.

    Ram Belts & Chains.  In December 2000, Summa acquired substantially all of the assets of the Ram Belts & Chains division ("Ram") of Rainbow Industrial Products Corp., which manufactures injection molded plastic chain and conveyor belting. The aggregate purchase price paid for Ram consisted of $5,825,000 in cash, an unsecured note adjusted to $565,000, liabilities assumed or incurred of $483,000 and acquisition costs of $25,000. The transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair value of net acquired assets was $3,633,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 25 years.

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

    Continued implementation of the Company's strategy will depend to a significant extent upon the ability of Summa's management to identify appropriate candidates for acquisition, negotiate deals acceptable to the Board of Directors and stockholders of the Company, obtain acceptable acquisition prices, and supervise the management of operating subsidiaries. Furthermore, with a focus on businesses which manufacture plastic components, the number of opportunities which meet this acquisition criteria is smaller. In addition, with the increased size of the Company, larger acquisition candidates would have to be sought in the future to sustain the growth rate of Summa, and the number of such candidates is smaller. Competition for such acquisitions may be greater and there is no assurance Summa will be able to successfully compete with larger companies and buyer groups to consummate additional acquisitions. There can be no assurance that the terms upon which a prospective company can be acquired will be favorable to Summa, or that Summa will not encounter unforeseen difficulties and liabilities in connection with any such acquisition.

Segments; Products

    Summa manufactures diverse plastic products in two segments:

ENGINEERED POLYMER COMPONENTS

    Optical Components.  Summa's optical components include prismatic lenses, refractors and reflectors molded and thermoformed from clear plastic, which are used in commercial and industrial lighting fixtures and in other applications. Most of the products are injection-molded from specially compounded lighting grade polycarbonate or acrylic. The principal advantages of Summa's injection-molded plastic components over more traditional glass or metal components are superior optical performance, lighter weight, and in certain instances, lower cost.

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

    In addition, the Company molds components for diverse industrial and commercial markets.

EXTRUDED PLASTIC PRODUCTS AND PROFILES

    Sheet and Profiles.  Summa extrudes plastic sheet and profiles with smooth or prismatic surfaces in various sizes for lighting and other applications.

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

    Extrusion.  Summa extrudes plastic sheet, profiles and tubing. The Company's sheet and profile products are made of polycarbonate and acrylic, while the tubing is extruded from polyethylene and polyvinylchloride (PVC).

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

    Summa's largest three customers accounted for 7.6%, 4.3% and 3.7% of sales in fiscal 2001. The Company has thousands of active accounts including many Fortune 1,000 and large privately held businesses.

Raw Materials

    Summa's principal raw material is pelletized plastic resin which is delivered in bulk by truck or in large boxes, typically weighing 1,000 pounds ("Gaylords"). The Company is a large user of resin and does not rely on any single vendor for more than 15% of its raw material. Every material used is available from several vendors. Primary resins used include polycarbonate, acrylic, polyethylene, polyvinylchloride, polypropylene, acetal and nylon. Principal vendors include AtoFina, Bayer, Cyro, Dow, Dupont, GE Plastics and Ineos, among others. The resins used by the Company are crude oil or natural gas derivatives and may be affected to some extent by the supply, demand and price trends in the petroleum industry. The Company did not incur any shortages or unavailability of raw materials during fiscal 2001. During fiscal 1999 and fiscal 2000, there were several increases in prices for certain types of resin. Prices were relatively stable in fiscal 2001.

Backlog and Seasonality

    On August 31, 2001, Summa's continuing businesses had a backlog of orders, believed to be firm, in the amount of $7,982,000, as compared to a backlog of $9,886,000 from continuing businesses as of August 31, 2000. The open order backlog is comprised of orders for components and tooling. Because the time between entering an order, shipping the product and recording a sale is typically shorter than 90 days, backlog levels are not a reliable indicator of future sales volume.

    Summa's sales exhibit modest seasonality, principally for its irrigation components. Excluding the effects of growth and acquisitions, the Company would expect sales, as a percentage of fiscal year's sales, to occur approximately as follows:

Quarter	Percent of Sales
1st quarter	24%
2nd quarter	24%
3rd quarter	26%
4th quarter	26%

100%

    Because a portion of overhead is fixed and, therefor, does not vary with sales volume, profit may vary from quarter to quarter with more volatility than sales volume.

Competitive Conditions

    The markets for the products currently manufactured and sold by Summa are characterized by extensive competition. Numerous companies currently offer competing products nationally and internationally, and in certain geographic areas the Company has competition from local manufacturers as well. It can be expected that additional competing products will be introduced by other companies in the future. Many existing and potential competitors have greater financial, marketing and research capabilities than Summa. Some of Summa's largest customers have the resources to internally manufacture products comparable to those currently purchased from Summa, and some of Summa's customers also compete with the Company in certain areas.

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

Patents, Trademarks and Licenses

    The Company owns and licenses many domestic and foreign patents on products which it has developed or acquired that expire on dates ranging to 2018. In addition, several patent applications are currently in process. The extent to which patents provide a commercial advantage or inhibit the development of competing products varies. The Company does not capitalize expenses related to product development and patent applications. Summa also relies upon common law concepts of confidentiality and trade secrets, as well as economic barriers created by the required investments in tooling and technical personnel and the development of customer relationships, to protect its proprietary products. Summa also has domestic and foreign trade name and trademark registrations covering many of the names and logos which appear on its products which are helpful in enabling the Company to maintain its present competitive position.

Environmental Matters

    The Company is subject to various environmental laws and regulations governing air quality, water quality and hazardous waste management and disposal, including such laws and regulations of the federal government and the states of California, Florida, Illinois, Michigan, Mississippi, Oklahoma, Pennsylvania and Tennessee. The Company does not anticipate that future expenditures for the compliance with such laws and regulations will have a material effect on its capital expenditures or, except as set forth below, its financial condition or results of operations.

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

Employees

    At October 19, 2001, Summa had 741 employees, including five employees who comprise the Company's corporate staff. None of Summa's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

Export Sales

    For information regarding Summa's export sales by geographic area for the past three fiscal years, see Note 13 in the "Notes to Consolidated Financial Statements" of the Company in this Annual Report on Form 10-K.

ITEM 2.  PROPERTIES.

    The Company operates primarily at the following facilities:

Location	Sq. Ft.	Principal Activity	Lease Expires
Torrance, California	280	Corporate Office	Month-to-Month
ENGINEERED POLYMER COMPONENTS:
Charlevoix, Michigan	94,000	Injection Molding	Owned
Charlevoix, Michigan	27,500	R&D	Owned
Dickson, Tennessee	55,000	Injection Molding	Owned
Ontario, California	30,000	Warehouse, Assembly	Owned
Ontario, California	36,000	Warehouse	August 2009
Rancho Cordova, California	48,000	Warehouse, Assembly	February 2006
Corona, California	53,000	Injection Molding	May 2004
Visalia, California	4,500	Warehouse, Assembly	January 2003
Oklahoma City, Oklahoma	22,000	Warehouse, Assembly	May 2003
Bensenville, Illinois	76,500	Injection Molding, Assembly	Owned
Olive Branch, Mississippi	90,000	Forming, Warehouse	Owned
Reading, Pennsylvania	20,000	Warehouse, assembly	February 2003
EXTRUDED PLASTIC PRODUCTS:
Ontario, California	36,000	Warehouse	August 2009
Ontario, California	20,000	Extrusion, Assembly	Owned
Winter Haven, Florida	28,000	Extrusion, Assembly	Owned
Olive Branch, Mississippi	38,000	Extrusion, Warehouse	Owned

    In addition, the Company owns 63,000 square feet of factory and office space in Fullerton, California, and 15,000 square feet of office and warehouse space in Charlevoix, Michigan, which are leased to unrelated parties. The Fullerton lease expires in July 2006 and the Charlevoix leases expire in November 2002. The Company also leases a 50,000 square foot building in City of Industry, California which is vacant and being held for sublease. The lease expires in August 2003.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company encounters lawsuits from time to time in the ordinary course of business and, at August 31, 2001, the Company and/or its affiliates were parties to several civil lawsuits. Summa does not expect that the resolution of these lawsuits will have a material adverse impact on future results of operations or financial position. Certain lawsuits filed against the Company in the past have contained claims not covered by insurance, or sought damages in excess of policy limits, and such claims could be filed in the future. Any losses that Summa may suffer from such lawsuits, and the effect such litigation may have upon the reputation and marketability of Summa's products, could have a material adverse impact on the future results of operations, financial condition and/or prospects of the Company. See also "Business—Environmental Matters" above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted during the fourth quarter of the fiscal year ended August 31, 2001 to a vote of Summa's stockholders, through solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Recent Market Prices

    Summa's Common Stock is traded on The Nasdaq National Market under the symbol "SUMX." During the year ended August 31, 2001, the average weekly trading volume was approximately 51,000 shares. The stock markets have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors may adversely affect the market price of Summa's Common Stock for reasons unrelated to Summa's operating performance. The following table sets forth the high and low prices for a share of Summa's Common Stock on The Nasdaq National Market for the periods indicated.

Quarter Ended	11/30/99	2/29/00	5/31/00	8/31/00	11/30/00	2/28/01	5/31/01	8/31/01
High	$16.00	$13.13	$12.25	$13.31	$14.00	$11.25	$10.10	$12.01
Low	$10.00	$9.50	$8.50	$10.44	$9.88	$6.75	$8.25	$9.00

    On October 19, 2001, the closing price on The Nasdaq National Market for a share of Summa Common Stock was $8.50.

Description of Securities

    The authorized capital stock of Summa consists of 10,000,000 shares of Common Stock, $.001 par value, and 5,000,000 shares of Preferred Stock, $.001 par value. As of August 31, 2001, 4,297,313 shares of the Company's Common Stock were issued and outstanding and no shares of Preferred Stock had been issued or were outstanding. The number of holders of record of Summa's Common Stock as of August 31, 2001 was 309. In addition, Summa estimates that there are 2,500 additional stockholders whose shares are held in "street name", including approximately 700 stockholders who own shares through the Employee Stock Ownership Plan.

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

    Preferred Stock.  The Board of Directors is authorized, subject to any limitations prescribed by applicable laws, rules and regulations, to provide for the issuance of Preferred Stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the designations, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof, and to increase or decrease the number of shares of any such series (but not below the number of shares of such series then outstanding) without any further vote or action by the stockholders. Although Summa has no present plans to issue any additional shares of Preferred Stock, the issuance of Preferred Stock in the future could provide voting or conversion rights that would adversely affect the voting power or other rights of the holders of Common Stock and thereby reduce the value of the Common Stock. In addition, the issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of Summa. In particular, specific rights granted to future holders of Preferred Stock could be used to restrict Summa's ability to merge with or sell its assets to a third party, or otherwise delay, discourage or prevent a change in control of Summa.

    Anti-Takeover Devices.  In addition to the ability to issue Preferred Stock, Summa's Certificate of Incorporation and Bylaws specifically prohibit cumulative voting and the right of stockholders to call a special meeting of stockholders, provide for the classification of the Board of Directors into three classes with one class elected annually, require a two-thirds supermajority stockholder vote to amend certain provisions of the Certificate of Incorporation and Bylaws, and include other provisions which are also likely to delay, discourage or prevent a change in control of Summa not approved by the Board of Directors and the Company's stockholders. Further, neither the Company's Certificate of Incorporation and Bylaws nor Delaware law prohibit the Company from adopting a stockholders' rights plan, or poison pill.

Shares Issuable Upon Exercise of Options

    As of August 31, 2001, 1,044,012 shares of Summa common stock were issuable upon exercise of options granted and/or available to be granted under its stock option plans and in connection with acquisitions, most of which are registered under the Securities Act. The existence of these stock options may adversely affect the terms on which Summa can obtain additional financing, and the holders of the options can be expected to exercise or convert them at a time when Summa, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to Summa than those provided by the exercise or conversion of such options. All options vest in full immediately prior to a change of control of the Company, as defined in the stock option plans.

Dividend Policy

    Summa has not paid a cash dividend since the fiscal year ended August 31, 1983. Summa does not currently intend to pay cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

    The selected financial data set forth below for the three years ended August 31, 1999, 2000 and 2001 have been derived from the audited consolidated financial statements of Summa included elsewhere herein. The selected financial data set forth below for the years ended August 31, 1997 and 1998 have been derived from audited consolidated financial statements of Summa that are not included herein. Prior year sales and certain costs and expenses have been reclassified to conform with current year presentations. The selected financial data set forth below should be read in conjunction with those financial statements (including the notes thereto) and with the "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7 below.

	At and for the Fiscal Years Ended August 31,
	1997	1998	1999	2000	2001
	(in thousands, except per share amounts)
Statement of Income Data:
Net sales	$39,698	$87,038	$108,575	$125,746	$127,002
Costs and expenses:
Cost of sales	27,589	60,941	76,203	90,833	93,650
Selling, general, administrative, other	9,134	16,717	19,494	20,923	23,118
Interest, net	275	1,607	2,280	2,984	3,851

Total costs and expenses of continuing operations	36,998	79,265	97,977	114,740	120,619

Income from continuing operations before provision for taxes	2,700	7,773	10,598	11,006	6,383
Provision for income taxes	1,088	3,215	4,043	3,700	1,970

Income from continuing operations	1,612	4,558	6,555	7,306	4,413
Income from discontinued operations, net of income tax effect	640	316	—	—	—

Net income	$2,252	$4,874	$6,555	$7,306	$4,413

Earnings per common share:
Basic:
Continuing operations	$0.47	$1.09	$1.53	$1.71	$1.04
Discontinued operations	$0.18	$0.07	—	—	—
Net income	$0.65	$1.16	$1.53	$1.71	$1.04

Diluted:
Continuing operations	$0.46	$1.03	$1.46	$1.62	$1.00
Discontinued operations	$0.18	$0.07	—	—	—
Net income	$0.64	$1.10	$1.46	$1.62	$1.00

Weighted average number of shares:
Basic	3,450	4,199	4,278	4,284	4,255
Diluted	3,521	4,420	4,488	4,506	4,424
Balance Sheet Data:
Assets	$35,651	$63,983	$87,654	$89,940	$98,279
Working capital	$7,209	$10,854	$10,326	$12,761	$14,539
Long-term debt, net of current maturities	$5,571	$18,675	$27,987	$25,777	$29,178
Stockholders' equity	$20,965	$28,118	$35,373	$41,060	$45,807
Common shares outstanding	4,099	4,257	4,313	4,225	4,297

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

    Statements contained in this Annual Report on Form 10-K, which are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding Summa's expectations, hopes, beliefs, intentions or strategies regarding the future, such as those set forth in "Business—Legal Proceedings" above. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in "Risk Factors" below and elsewhere in this Annual Report on Form 10-K. The forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

    Summa manufactures diverse plastic products in two segments: Engineered Polymer Components and Extruded Plastic Products. See "Business—Segments; Products" above. Summa designs and manufactures injection-molded and formed plastic optical components for OEM customers in the lighting industry; modular plastic conveyor belt and chain for the food processing industry; engineered plastic fittings, valves, filters and tubing for the agricultural irrigation industry; molded plastic coil forms ("bobbins") for use in transformers, motors, relays and switches; and other molded and extruded plastic components for diverse industries. See "Business—Segments; Products" above, "Results of Continuing Operations—Segment Information" below, and Note 14 in the "Notes to Consolidated Financial Statements" of the Company in this Annual Report on Form 10-K.

Risk Factors

    Growth has been achieved by acquisition, development of new products and expansion of the Company's sales organization. There can be no assurance that Summa will be able to continue to consummate acquisitions, develop new products or expand sales to sustain rates of revenue growth and profitability in future periods comparable to those experienced in the past several years. See "Business—History of Acquisitions—Continuing Operations" above. Any future success that the Company may achieve will depend upon many factors including factors which may be beyond the control of Summa or which cannot be predicted at this time. Uncertainties and factors which could cause actual results or events to differ materially from those set forth or implied include:

  •
  changes in the markets for the products offered by the Company through its operating subsidiaries

  •
  increased levels of competition, including the entry of additional foreign and domestic competitors and increased success by existing competitors

  •
  reduced margins caused by competitive pressures and other factors

  •
  increases in operating costs including costs of production, energy, materials, supplies, personnel, equipment, import duties and transportation

  •
  increases in borrowing costs and/or the availability of funds

  •
  increases in governmental regulation imposed under federal, state or local laws, including regulations applicable to environmental, labor and trade matters

  •
  changes in governmental regulation, including changes affecting the favorable tax benefits for export sales made by domestic entities

  •
  changing customer profiles

  •
  general political, economic and industry conditions that affect customer demand and sales volume, both domestically and internationally

  •
  the introduction of new products by Summa or its competitors

  •
  the need to make material capital expenditures

  •
  the timing of Summa's advertising and promotional campaigns

Results of Operations

    The following table sets forth certain information derived from Summa's consolidated statements of income from continuing operations as a percentage of sales for the three years ended August 31, 2001, as well as the Company's effective income tax rate for each period presented. For a description of acquisitions during the periods presented, see "Business—History of Acquisitions—Continuing Operations" above.

	1999	2000	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	70.2	72.3	73.8

Gross profit	29.8	27.7	26.2
S,G, & A and other expense	18.0	16.6	18.2

Operating income	11.8	11.1	8.0
Interest expense, net	2.1	2.4	3.0

Income before income tax	9.7	8.7	5.0
Provision for income taxes	3.7	2.9	1.5

Net income	6.0%	5.8%	3.5%

Effective tax rate	38.1%	33.6%	30.9%

    Net Sales.  For the year ended August 31, 2000, net sales increased $17,171,000, or 16%, over the prior fiscal year, due primarily to the inclusion of sales of newly acquired operations. See "Business—History of Acquisitions—Continuing Operations" above. Comparative same business unit sales grew 8% in the Engineered Polymer Components segment due to expanded sales programs, new product introductions and market growth, declined 4% in the Extruded Plastic Products segment due to industry consolidation and competitive conditions, and grew 6% on a consolidated basis in fiscal 2000.

    For the year ended August 31, 2001, net sales increased by $1,256,000, or 1%, over the prior fiscal year, due to the inclusion of the results of newly acquired operations, substantially offset by decreased sales in previously owned operations. Comparative same business unit sales declined 7% in the Engineered Polymer Components segment, declined 34% in the Extruded Plastic Products segment, and declined 12% overall, due to the general business downturn and discontinuation of some low margin commodity products. Of the 12% decline, approximately 4% was a result of the discontinuation of some commodity products and manufacturing services, primarily in the Extruded Plastic Products segment. Sales weakened throughout the year as a result of a deteriorating economy. Tentative indications of strengthening, based on incoming orders, late in the fourth quarter and early in September were reversed after the September 11 terrorist attacks, as orders fell off sharply for the remainder of the month. It is not yet determinable whether the downward trend observed in fiscal 2001 will continue because of uncertainty due to the effects of the September 11 attacks and ongoing related events.

    Cost of Sales.  For the year ended August 31, 2000, cost of sales increased by $14,630,000, or 19%, over the prior fiscal year, due primarily to the inclusion of the costs of newly acquired operations and increased sales. As a percent of sales, costs of goods sold increased from 70.2% to 72.3%, due to increased costs of raw materials and energy, particularly in the fourth quarter, and an unfavorable mix of business. See "Business—History of Acquisitions—Continuing Operations" above.

    For the year ended August 31, 2001, cost of sales increased by $2,817,000, or 3%, from the prior fiscal year, due to the inclusion of the results of newly acquired operations, and plant consolidation expenses incurred, partially offset by the decline in sales of previously owned businesses. As a percent of sales, costs of goods sold increased from 72.3% to 73.8%, due to the blending of newly acquired businesses with historically higher costs of goods sold, and the effect of reduced sales and costs related to plant consolidations. During the fiscal year, operations were discontinued at four facilities and consolidated with other operations of the Company.

    Gross Profit.  For the year ended August 31, 2000, gross profit increased $2,541,000, or 8%, over the prior fiscal year, primarily due to the inclusion of results of newly acquired operations. See "Business—History of Acquisitions—Continuing Operations" above. As a percent of sales, gross profit decreased from 29.8% to 27.7% due primarily to the inclusion of newly acquired operations, with historically lower margins, for the entire fiscal year 2000 compared to partial inclusion in fiscal year 1999. Other factors reducing the gross profit percentage in fiscal 2000 included several low margin OEM arrangements, since terminated, and inflation in resin and manufacturing costs.

    For the year ended August 31, 2001, gross profit decreased $1,561,000, or 4%, from the prior fiscal year, primarily due to sales decreases in previously owned businesses and plant consolidation expenses of approximately $1,800,000, partially offset by savings of approximately $1,000,000 and by the effects of acquisitions. As a percent of sales, gross margin declined from 27.7% to 26.2%, due to the effects of volume decreases and plant consolidation expenses.

    Selling, General and Administrative Expense.  For the year ended August 31, 2000, selling, general and administrative expenses ("operating expenses") increased by $1,429,000, or 7%, primarily due to the inclusion of newly acquired operations. See "Business—History of Acquisitions—Continuing Operations" above. As a percent of sales, operating expenses decreased from 18.0% to 16.6%, as a result of the inclusion of newly acquired operations, with historically lower operating expenses as a percentage of sales, for the entire fiscal year 2000 compared to partial inclusion in fiscal year 1999, and as a result of more rapid sales growth than expense growth.

    For the year ended August 31, 2001, operating expenses increased $2,195,000, or 10%, from the prior fiscal year, primarily due to the inclusion of the operating expenses of newly acquired businesses, partially offset by decreases in operating expenses of previously owned operations. As a percent of sales, operating expenses increased from 16.6% to 18.2%, primarily as a result of the effects of sales volume decreases and the blending of newly acquired businesses with historically higher operating expenses.

    Interest Expense, Net.  Interest expense increased from $2,280,000 for fiscal 1999 and $2,984,000 for fiscal 2000 to $3,851,000 for fiscal 2001, due to higher average levels of debt during the year, partially offset by decreasing variable interest rates during fiscal 2001. Interest expense relates primarily to interest on debt owed to banks, pursuant to the borrowing arrangement described in the "Liquidity and Capital Resources" section below. Most of the outstanding borrowings under this arrangement were for acquisitions.

    Net Income.  As a result of the changes described above, net income for fiscal 2000 increased by $751,000, or 11%, from the prior year, but decreased by $2,893,000, or 40%, in fiscal 2001.

    Effective Tax Rate.  For fiscal 2000 the effective tax rate decreased to 33.6% primarily due to lower average state tax rates and increased foreign sales corporation tax benefit. During fiscal 2000, a non-recurring tax benefit of $190,000 was recognized, reflecting the benefit of state tax adjustments from prior periods. Without this non-recurring benefit, the effective tax rate in fiscal 2000 would have been 35.3%. For fiscal 2001, the effective tax rate further decreased to 30.9% primarily due to the higher distribution of earnings in lower state tax jurisdictions, a higher percentage of foreign sales corporation tax benefit relative to pre-tax earnings and certain other tax benefits.

    The Extraterritorial Income Exclusion of the U.S. Tax Code, which replaces the foreign sales corporation tax, benefit has been challenged by the World Trade Organization and may be revised in the future. If the code were changed to eliminate this benefit, the effective tax rate of the Company would be approximately 2% to 4% higher.

    Inflation.  Inflation did not have a significant impact on Summa's operations during the two years ended August 31, 2000 except during the fourth quarter of fiscal 2000. During that period, oil price increases resulted in increasing and increasingly volatile costs of plastic resin, energy and transportation. These factors did not have a material impact on the Company's financial results until the fourth quarter, when they contributed significantly to reduced gross margins.

    In 2001, prices of plastic resins stabilized, and the Company implemented price increases on selected products. Energy costs increased significantly in California. During the year, the Company reduced its exposure to California energy costs by relocating several operations to the Midwest. No significant amount of sales or purchases are made pursuant to fixed price, long-term agreements.

    Segment Information.  The following tables set forth the relative contribution of each segment to the sales and operating income of the entire Company and the operating margins of each segment. This data was derived from Summa's consolidated statements of income for the three years ended August 31, 2001.

Relative Contribution by Segment

	1999	2000	2001
Net sales
Engineered polymer components	81.2%	84.5%	85.7%
Extruded plastic products	18.8%	15.5%	14.3%

Consolidated	100.0%	100.0%	100.0%
Operating profit
Engineered polymer components	101.1%	107.0%	127.5%
Extruded plastic products	9.2%	1.7%	(12.5)%
All other	(10.3)%	(8.7)%	(15.0)%

Consolidated	100.0%	100.0%	100.0%

Operating Margin by Segment

	1999	2000	2001
Operating margin
Engineered polymer components	14.8%	14.1%	12.0%
Extruded plastic products	5.8%	1.3%	(7.1)%
Consolidated	11.9%	11.1%	8.1%

    From the foregoing discussion and above tables, it is apparent that the Engineered Polymer Components segment comprises approximately 85% of the Company's sales and virtually all of the Company's operating profit, and is growing faster than the Extruded Plastic Products segment, a trend which is expected to continue for the operations which currently comprise the Company. The operating loss in the extruded plastics products in fiscal year 2001 was primarily the result of the discontinuation of certain commodity products and the associated plant consolidation expense incurred. See also,

Note 14 in the "Notes to Consolidated Financial Statements" of the Company in this Annual Report on Form 10-K.

Liquidity and Capital Resources

    Source and Use of Funds.  The Company's primary source of liquidity has been cash generated from operating activities and borrowings from third parties. See "Financing Arrangements" below. During the three fiscal years ended August 31, 2001, net cash provided by operating activities was $11,681,000 in 1999, $8,368,000 in 2000 and $13,476,000 in 2001. Cash flows from operations declined in 2000 compared to 1999 due to increases in working capital. Accounts receivable increased by $1.4 million and inventories increased by $1.0 million, as accrued liabilities were reduced by $1.6 million. Cash flows from operations increased in 2001 compared to 2000 primarily due to reductions in accounts receivable and inventory resulting from declining same business unit sales and intentionally discontinued product lines.

    Summa's principal uses of cash have been the (i) support of operating activities, (ii) acquisitions of businesses, (iii) investment in capital improvements, (iv) reduction of debt and (v) repurchase of common stock. Cash used for certain investing activities for the three fiscal years ended August 31, 2001 is summarized in the following table:

	Fiscal Years Ended August 31,
	1999	2000	2001
Acquisitions of businesses	$19,650,000	$2,174,000	$15,998,000
Investment in capital improvements	$4,153,000	$4,333,000	$3,207,000
Capital investment as a % of depreciation	104%	92%	59%

    Increased levels of investment are a result of higher new product tooling activity, manufacturing equipment upgrades and new computer systems. Capital spending declined in 2001 primarily because certain assets of acquired businesses were redeployed throughout the organization. Although Summa expects to continue making substantial investments in tooling for new products, at August 31, 2001, Summa was not committed to any outside supplier for major capital expenditures, and believes its present capacity, augmented by anticipated continued investment in new product tooling and equipment, will be sufficient to meet demand for its products. For information relating to acquisitions, see "Business—History of Acquisitions—Continuing Operations" above.

    Working Capital; Asset Utilization.  At fiscal year end August 31, working capital was $10,326,000 in 1999, $12,761,000 in 2000 and $14,539,000 in 2001, representing an increase of 24% from 1999 to 2000 and an increase of 14% from 2000 to 2001. The increase in working capital in 2000 was primarily attributable to increased accounts receivable and inventory due to sales growth and acquisitions. The increase in 2001 was attributable to the inclusion of newly acquired operations partially offset by a decline in working capital in previously owned businesses.

    Asset utilization for the three fiscal years ended August 31, 2001 is illustrated in the following table:

Fiscal Years Ended August 31,
	1999	2000	2001
Average working capital turnover	10.3 times	10.9 times	9.3 times
Average accounts receivable turnover	7.5 times	7.4 times	7.4 times
Average inventory turnover	7.2 times	7.4 times	7.1 times

    Financing Arrangements.  Summa has several debt relationships in place as described below. Substantially all of the Company's assets are pledged to secure debt. The term debt and revolving line of credit require compliance with various bank covenants.

    Summary of the Company's debt at August 31, 2001:

Description of Debt	Balance	Weighted Average Interest Rate	Additional Availability	Due
Revolving line of credit	$7,364,000	6.1%	$17,636,000	2003
Bank term loans	20,867,000	9.0%	—	2002 - 2005
Real estate and other loans	8,629,000	6.1%	—	2002 - 2021

Total debt	$36,860,000	7.8%	$17,636,000

    Interest rates on the revolving line of credit and certain real estate loans are subject to market fluctuation and the rates on the revolving line of credit are subject to reduction as the Company achieves certain financial milestones. See also Note 9 in the "Notes to Consolidated Financial Statements" of the Company in this Annual Report on Form 10-K.

    Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned capital expenditures and debt service for the next twelve months. The Company has a strategy of growth by acquisition. In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed. The Company has 10,000,000 shares of common stock authorized, of which 4,297,313 shares were outstanding at August 31, 2001, and 5,000,000 shares of "blank check" preferred stock authorized of which none is outstanding. The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

Recent Accounting Pronouncements

    See Note 1 in the "Notes to Consolidated Financial Statements" in Part IV of this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company's market risk relates to interest rate exposure on long-term borrowings. The Company does not use financial instruments for trading or other speculative purposes. Excess cash is primarily used to pay down the revolving line of credit. Borrowings against the revolving line of credit, certain real estate loans and industrial development bonds are at variable interest rates. All other borrowings are at fixed rates.

    At August 31, 2001, the Company had $13,201,000 outstanding against variable rate loans with variable rates ranging from 2.8 percent to 6.8 percent in traunches, with variable interest rates or rates fixed for periods of from 30 days to 20 years. A one percent increase in interest rates charged on the Company's outstanding variable rate borrowings would result in interest expense increasing by approximately $132,000 per year, assuming the total outstanding amount of variable interest debt remained constant.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

    Incorporated by reference from Summa's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Specifically excludes from incorporation disclosures in the Proxy Statement made under Item 7(d)(3) of Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION.

    Incorporated by reference from Summa's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Specifically excludes from incorporation disclosures in the Proxy Statement made under paragraphs (k) and (l) of Item 402 of Regulation S-K.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)
Financial Statements, Financial Statement Schedules and Exhibits:

    The following documents are either filed herewith or incorporated herein by reference:

      1.  Financial Statements.  The audited consolidated financial statements of Summa and subsidiaries as of August 31, 2000 and 2001 and for each of the three years in the period ended August 31, 2001 (including the notes thereto which contain unaudited quarterly financial data for each of the two years ended August 31, 2001), and the report of independent public accountants thereon, are included herein as set forth in the "Index to Consolidated Financial Statements" set forth on page F-1.

      2.  Financial Statement Schedules.  The following financial statement schedules:

    Schedule II—Valuation and qualifying accounts.

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
2.6
Asset Purchase Agreement dated February 17, 1999 among Plastron Industries, Inc., Plastron Industries L.P., the Company and Plastron Management, Inc. relating to the acquisition of Plastron by the Company(5)
2.7
Asset Purchase Agreement dated August 18, 1999 among Broadview Injection Molding, Inc., Broadview Injection Molding Co., Inc., the Cervenka and Hetzel Joint Venture, Marvin E. Hetzel and Joseph J. Cervenka relating to the acquisition of Broadview by the Company(6)
2.8	Stock Purchase Agreement dated October 4, 2000 by and among the Company and the shareholders of Plastic Specialties, Inc. relating to the acquisition by the Company of Plastic Specialties, Inc.(7)
2.9
Asset Purchase Agreement dated November 3, 2000 among the Company, Ram Belts & Chains, Inc., a newly-formed Delaware corporation and wholly-owned subsidiary of the Company ("Buyer"), Rainbow Industrial Products Corp. ("Rainbow"), and Howard and Lee Beth Miller relating to the purchase of assets of the Ram Belts & Chains division of Rainbow by Buyer.(8)
3.1	Certificate of Incorporation of the Company(9)
3.2	Bylaws of the Company(9)
10.1	Amended and Restated Loan Agreement dated March 5, 1999 between the Company and a group of lenders(5)
10.2	1991 Stock Option Plan of the Company(10)
10.3	1995 Stock Option Plan of the Company(11)
10.4	1999 Stock Option Plan of the Company(12)
10.5	Form of Amended and Restated Employment Agreement dated June 1, 2001 between the Company and each of Messrs. Swartwout, Thoresen and Walbrun(*)

21	Subsidiaries of the Registrant(*)
23	Consent of Arthur Andersen LLP(*)

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

(7)
Incorporated by reference from exhibits to the Company's Current Report on Form 8-K dated October 5, 2000.

(8)
Incorporated by reference from exhibits to the Company's Current Report on Form 8-K dated December 1, 2000.

(9)
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

(12)
Incorporated by reference from exhibits to the Company's Registration Statement on Form S-8 filed with the Commission on December 15, 1998.

    * Filed herewith.

(b)
Reports on Form 8-K filed during the last quarter of the fiscal year ended August 31, 2001:

    None.

F–1

Report of Independent Public Accountants

TO: The Board of Directors and Stockholders of Summa Industries:

    We have audited the accompanying consolidated balance sheets of Summa Industries (a Delaware corporation) and subsidiaries as of August 31, 2000 and 2001 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended August 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summa Industries and subsidiaries as of August 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Los Angeles, California
October 9, 2001

F–2

Summa Industries

CONSOLIDATED BALANCE SHEETS
as of August 31

	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$343,000	$246,000
Accounts receivable, net of allowances of $636,000 in 2000 and $514,000 in 2001	17,867,000	16,513,000
Inventories	12,921,000	13,383,000
Prepaid expenses and other	780,000	1,106,000
Deferred tax asset	—	1,081,000
Prepaid income taxes	871,000	1,057,000

Total current assets	32,782,000	33,386,000
Property, plant and equipment, net	26,956,000	29,567,000
Other assets	214,000	164,000
Goodwill and other intangibles, net	29,988,000	35,162,000

Total assets	$89,940,000	$98,279,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$6,701,000	$7,682,000
Accounts payable	6,869,000	5,594,000
Accrued salaries, wages and benefits	3,432,000	2,868,000
Other accrued liabilities	2,809,000	2,703,000
Deferred tax liabilities	210,000	—

Total current liabilities	20,021,000	18,847,000
Long-term debt, net of current maturities	25,777,000	29,178,000
Deferred tax liabilities	67,000	1,241,000
Other long-term liabilities	3,015,000	3,206,000

Total liabilities	48,880,000	52,472,000

Stockholders' equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.001; 10,000,000 shares authorized; issued and outstanding:
4,224,715 at August 31, 2000 and 4,297,313 at August 31, 2001	17,586,000	18,048,000
Retained earnings	23,474,000	27,887,000
Accumulated other comprehensive (loss)	—	(128,000)

Total stockholders' equity	41,060,000	45,807,000

Total liabilities and stockholders' equity	$89,940,000	$98,279,000

See accompanying notes to consolidated financial statements.

F–3

Summa Industries

CONSOLIDATED STATEMENTS OF INCOME
for the years ended August 31

	1999	2000	2001
Net sales	$108,575,000	$125,746,000	$127,002,000
Cost of sales	76,203,000	90,833,000	93,650,000

Gross profit	32,372,000	34,913,000	33,352,000
Selling, general, administrative and other expenses	19,494,000	20,923,000	23,118,000

Operating income	12,878,000	13,990,000	10,234,000
Interest expense, net	2,280,000	2,984,000	3,851,000

Income before income taxes	10,598,000	11,006,000	6,383,000
Provision for income taxes	4,043,000	3,700,000	1,970,000

Net income	$6,555,000	$7,306,000	$4,413,000

Earnings per common share:
Basic	$1.53	$1.71	$1.04
Diluted	$1.46	$1.62	$1.00

Weighted average common shares outstanding:
Basic	4,278,000	4,284,000	4,255,000
Diluted	4,488,000	4,506,000	4,424,000

See accompanying notes to consolidated financial statements.

F–4

Summa Industries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
for the three years ended August 31, 2001

	Common Shares	Common Stock	Retained Earnings	Other	Total
Balance at August 31, 1998	4,257,307	$18,505,000	$9,613,000	$—	$28,118,000
Cashout of odd lots	(4)	—	—	—	—
Exercise of stock options	62,041	465,000	—	—	465,000
Repurchase of common stock	(30,130)	(306,000)	—	—	(306,000)
Value of stock options and warrants issued in connection with acquisition of Plastron	—	310,000	—	—	310,000
Sale of common stock	24,267	231,000	—	—	231,000
Net income	—	—	6,555,000	—	6,555,000

Balance at August 31, 1999	4,313,481	$19,205,000	$16,168,000	—	$35,373,000
Cashout of odd lots	(6)	—	—	—	—
Exercise of stock options	45,288	354,000	—	—	354,000
Repurchase of common stock	(134,048)	(1,473,000)	—	—	(1,473,000)
Repurchase of warrants issued in connection with acquisition of Plastron	—	(500,000)	—	—	(500,000)
Net income	—	—	7,306,000	—	7,306,000

Balance at August 31, 2000	4,224,715	$17,586,000	$23,474,000	—	$41,060,000
Cashout of odd lots	(1)	—	—	—	—
Sale of common stock	5,861	62,000	—	—	62,000
Exercise of stock options	66,738	400,000	—	—	400,000
Net income	—	—	4,413,000	—	4,413,000
Accumulated other comprehensive (loss)	—	—	—	(128,000)	(128,000)

Balance at August 31, 2001	4,297,313	$18,048,000	$27,887,000	$(128,000)	$45,807,000

See accompanying notes to consolidated financial statements.

F–5

Summa Industries

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended August 31

	1999	2000	2001
Operating activities:
Net income	$6,555,000	$7,306,000	$4,413,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,989,000	4,718,000	5,445,000
Amortization	742,000	965,000	1,147,000
Change in net deferred income taxes	1,574,000	(216,000)	117,000
(Gain) loss on disposition of equipment	(17,000)	(24,000)	(194,000)
Net change in assets and liabilities, net of effects of acquisitions	(1,162,000)	(4,381,000)	2,548,000

Total adjustments	5,126,000	1,062,000	9,063,000

Net cash provided by operating activities	11,681,000	8,368,000	13,476,000

Investing activities:
Acquisitions of businesses, net of cash acquired	(19,650,000)	(2,174,000)	(15,998,000)
Purchases of property and equipment	(4,153,000)	(4,333,000)	(3,207,000)
Cash paid for patents	—	(95,000)	—
Net proceeds from the sale of property plant and equipment	23,000	51,000	950,000
Proceeds from insurance claim	—	350,000	—
Proceeds from cash surrender value of life insurance	—	—	403,000

Net cash (used in) investing activities	(23,780,000)	(6,201,000)	(17,852,000)

Financing activities:
Net proceeds from (payments on) revolving line of credit	5,282,000	1,260,000	(1,912,000)
Proceeds from issuance of long-term debt	13,997,000	3,258,000	17,406,000
Payments on long-term debt	(6,715,000)	(5,871,000)	(11,677,000)
Proceeds from the exercise of stock options, net	465,000	354,000	400,000
Proceeds from sale of common stock	231,000	—	62,000
Purchase of common stock	(306,000)	(1,473,000)	—
Purchase of warrants	—	(500,000)	—

Net cash provided by (used in) financing activities	12,954,000	(2,972,000)	4,279,000

Net increase (decrease) in cash and cash equivalents	855,000	(805,000)	(97,000)
Cash and cash equivalents, beginning of year	293,000	1,148,000	343,000

Cash and cash equivalents, end of year	$1,148,000	$343,000	$246,000

See accompanying notes to consolidated financial statements.

F–6

Summa Industries

Notes to Consolidated Financial Statements

For the year ended August 31, 2001

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

Revenue recognition

    Revenue from product sales is recognized at the time of shipment, when title passes to the buyer.

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

F–7

Intangible assets

    Intangible assets include goodwill and other intangibles such as trade names, patents and customer lists recognized in connection with business acquisitions. Goodwill is amortized over 15-40 years. Other intangibles are being amortized over their estimated useful lives of 10-17 years. See Note 7.

Long-lived assets

    The Company has adopted the Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". Management monitors its long-lived assets, identifiable intangibles and goodwill related to those assets, and considers whether events or changes in circumstances have occurred which indicate that the value of assets may not be recoverable. No impairment has occurred as of August 31, 2001.

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

Recent accounting pronouncements

    The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities", which establishes standards for reporting and disclosure of derivative and hedging instruments, in the first quarter of fiscal 2001. There was no effect on reported income. (See Note 16, "Comprehensive income—derivative financial instruments", below.)

    The Company adopted Emerging Issues Task Force Issue Number 00-10, "Accounting for Shipping and Handling Fees and Costs," in the fourth quarter of fiscal 2001. Accordingly, the Company reclassified all amounts billed to customers related to shipping and handling as sales revenue. Shipping and handling costs are recorded in cost of goods sold. The effect of adoption was to increase sales revenue by $1,852,000 in fiscal 1999, $2,174,000 in fiscal 2000 and $2,043,000 in fiscal 2001.

    In June 2001, the FASB adopted Statements of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets." These statements eliminate the pooling of interests method of accounting for business

F–8

combinations as of June 30, 2001 and eliminate the amortization of goodwill for all fiscal years beginning after December 15, 2001. Goodwill will be accounted for under an impairment-only method after this date. The Company has adopted SFAS 141 and SFAS 142 with respect to new goodwill as of July 1, 2001 and anticipates adopting SFAS 142 with respect to existing goodwill as of September 1, 2002, the first day of its 2003 fiscal year. The adoption of SFAS 141 has not impacted the Company's financial condition or results of operations. In accordance with SFAS 142, existing goodwill will continue to be amortized through the remainder of fiscal 2002 at which time amortization will cease and the company will perform a transitional goodwill impairment test. The Company is currently assessing the impact of adopting SFAS 142 with respect to existing goodwill. Total goodwill amortization was $655,000 in fiscal 1999, $882,000 in fiscal 2000 and $1,062,000 in fiscal 2001.

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is to be adopted for all fiscal years beginning after December 15, 2001. The Company plans to adopt SFAS No. 144 in fiscal year 2003.

2.  Diluted earnings per common share

    For the years ended August 31:

	1999	2000	2001
Net income	$6,555,000	$7,306,000	$4,413,000
Weighted average common shares outstanding during the period—basic	4,278,000	4,284,000	4,255,000
Effect of dilutive securities:
Impact of common shares to be issued under stock option plans	204,000	218,000	169,000
Impact of common shares to be issued with respect to warrants	6,000	4,000	—

Weighted average shares outstanding—diluted(1)(2)	4,488,000	4,506,000	4,424,000

(1)
Calculated using the "treasury stock" method as if diluted securities were exercised and the funds were used to purchase common shares at the average market price during the period.

(2)
Options to purchase 3,000 common shares in 1999, 203,708 common shares in 2000 and 206,926 shares in 2001 were not included in the computation of diluted earnings per share because the exercise price was greater than the average market value of the common shares.

3.  Supplemental cash flow information

    Cash flows from net changes in assets and liabilities, net of effects of acquisitions for the years ended August 31:

	1999	2000	2001
Accounts receivable, net	$(1,042,000)	$(1,392,000)	$4,459,000
Inventories	(1,002,000)	(1,003,000)	2,661,000
Prepaid expenses and other assets	(325,000)	(20,000)	59,000
Accounts payable	163,000	(363,000)	(2,188,000)
Accrued liabilities	1,044,000	(1,603,000)	(2,443,000)

Cash flows from net change in assets and liabilities, net of the effects of acquisitions	$(1,162,000)	$(4,381,000)	$2,548,000

F–9

    Cash paid during the years ended August 31:

	1999	2000	2001
Interest	$1,892,000	$3,100,000	$3,876,000
Income taxes	$3,064,000	$4,245,000	$1,428,000

    Non-cash investing and financing activities:

	1999	2000	2001
Details of acquisitions (Note 17):
Fair value of assets acquired	$22,180,000	$2,882,000	$20,299,000
Liabilities assumed or incurred	(2,220,000)	(589,000)	(3,314,000)
Value of options and warrants issued	(310,000)	—	—

Cash paid	19,650,000	2,293,000	16,985,000
Less cash acquired	—	(119,000)	(987,000)

Net cash used in acquisitions	$19,650,000	$2,174,000	$15,998,000

4.  Disclosures about fair value of financial instruments

    The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate:

  Cash and cash equivalents, accounts receivable and accounts payable—the carrying amount is a reasonable estimate of fair value.

  Long-term debt—the carrying value approximates fair value since the interest rate on the long-term debt approximates the rate which is currently available to the Company for the issuance of debt with similar terms and maturities.

5.  Inventories

    Inventories consisted of the following at August 31:

	2000	2001
Finished goods	$5,292,000	$6,375,000
Work in process	312,000	533,000
Materials and parts	7,317,000	6,475,000

	$12,921,000	$13,383,000

F–10

6.  Property, plant and equipment

    Property, plant and equipment consisted of the following at August 31:

	2000	2001
Land, at cost	$3,073,000	$3,270,000
Buildings and leasehold improvements, at cost	12,380,000	15,459,000
Machinery and equipment, at cost	24,645,000	28,461,000
Office furniture and equipment, at cost	2,403,000	3,169,000

	42,501,000	50,359,000
Accumulated depreciation	(15,545,000)	(20,792,000)

Net property, plant and equipment	$26,956,000	$29,567,000

7.  Goodwill and other intangibles

    Goodwill and other intangibles consisted of the following at August 31:

	2000	2001
Goodwill	$30,562,000	$36,871,000
Other intangibles	1,795,000	1,807,000

	32,357,000	38,678,000
Less: accumulated amortization	(2,369,000)	(3,516,000)

Goodwill and other intangibles, net	$29,988,000	$35,162,000

8.  Income taxes

    The following table provides a reconciliation between the provision for taxes based on income included in the accompanying consolidated statements of income and the provision for taxes computed by applying the statutory income tax rate to income from continuing operations before taxes for the years ended August 31:

	1999	2000	2001
Provision for taxes at statutory rates	$3,603,000	$3,742,000	$2,170,000
State tax, net of federal benefit	420,000	250,000	130,000
Amortization of nondeductible goodwill	189,000	185,000	159,000
Foreign sales corporation benefit	(156,000)	(230,000)	(226,000)
Other, net	(13,000)	(247,000)	(263,000)

Provision for income taxes	$4,043,000	$3,700,000	$1,970,000

F–11

    The provision for income taxes consisted of the following for the years ended August 31:

	1999	2000	2001
Current:
Federal	$2,055,000	$3,267,000	$1,668,000
State	414,000	649,000	185,000

	2,469,000	3,916,000	1,853,000

Deferred:
Federal	1,410,000	(193,000)	105,000
State	164,000	(23,000)	12,000

	1,574,000	(216,000)	117,000

Provision for income taxes	$4,043,000	$3,700,000	$1,970,000

    Changes in components of the Company's net deferred tax assets (liabilities) were as follows:

	1999	2000	2001
State taxes	$65,000	$(76,000)	$(159,000)
Reserves	1,422,000	(176,000)	767,000
Depreciation	109,000	(250,000)	(405,000)
Amortization	(22,000)	286,000	(86,000)
Other	—	—	—

	$1,574,000	$(216,000)	$117,000

    The components of the Company's net deferred tax liabilities at August 31, 2000 and 2001 were as follows:

	2000	2001
State taxes	$228,000	$69,000
Reserves	940,000	1,707,000

Total deferred tax assets	1,168,000	1,776,000

Depreciation	(1,056,000)	(1,461,000)
Amortization	(389,000)	(475,000)

Total deferred tax liabilities	(1,445,000)	(1,936,000)

Net deferred tax liabilities	$(277,000)	$(160,000)

9.  Revolving line of credit and long-term debt

    The Company had bank term loans in the aggregate amount of $20,867,000 at August 31, 2001. Monthly principal payments are due as follows: $591,000 through October 2003, $285,000 through November 2003; and $213,000 through October 2005. The average interest rate on the term loans was 9.2% at August 31, 2000 and 9.0% at August 31, 2001.

    The Company has a revolving line of credit, expiring in December 2003, in an amount of up to $25 million. Interest is due monthly on both the term loans and the revolving line of credit and is based upon the banks' prime rate or the LIBOR plus a margin, at the Company's option, and has provision for increases or decreases in the applicable margins based upon the senior debt to EBITDA ratio. The average interest rate on the revolver was 7.6% at August 31, 1999 and 8.7% at August 31, 2000 and 6.1% at August 31, 2001. The bank loans, which require compliance with various covenants,

F–12

are secured by substantially all of the Company assets which are not security for other loans. At August 31, 2001, the Company had available borrowings of $17,636,000 under its revolving line of credit.

    The Company has IRB financing in connection with a California facility in the amount of $1,335,000. Principal payments, secured by a letter of credit and the related property, are due in annual installments ranging from $25,000 to $130,000 through December 2021. Interest is due monthly at an average effective interest rate of 4.8% at August 31, 2000 and 2.8% at August 31, 2001.

    Other debt consists of equipment and property loans secured by the related equipment or property. These loans mature between 2002 and 2006 and had interest rates ranging from 7.2% to 8.0% at August 31, 2000 and from 5.8% to 8.0% at August 31, 2001.

    Long-term debt consisted of the following at August 31:

	2000	2001
Revolving line of credit	$9,276,000	$7,364,000
Bank term loans	16,634,000	20,867,000
Industrial revenue bonds	3,360,000	1,335,000
Other	3,208,000	7,294,000

Total	32,478,000	36,860,000
Less: current maturities	6,701,000	7,682,000

Long-term portion	$25,777,000	$29,178,000

    Future maturities of long-term debt at August 31, 2001 were as follows:

Fiscal Year	Amount
2003	$8,497,000
2004	12,139,000
2005	3,416,000
2006	3,941,000
2007 and thereafter	1,185,000

10. Commitments and contingencies

    The Company leases office and manufacturing facilities and certain equipment under non-cancelable operating leases which expire at various dates through May 2009. Rental expense charged to operations was approximately $1,430,000 in 1999, $1,302,000 in 2000 and 1,623,000 in 2001.

    The aggregate minimum future lease payments under these leases at August 31, 2001 are approximately as follows:

Fiscal Year	Amount
2002	$1,622,000
2003	1,392,000
2004	852,000
2005	614,000
2006	515,000
2007 and thereafter	1,527,000

    The Company has adopted a retirement and savings plan. The plan, which qualifies under Section 401(k) of the Internal Revenue Code, allows employees to defer specified percentages of their compensation in a tax-deferred trust. The Company may elect to make matching contributions and

F–13

discretionary contributions. The cost of the Company matching contribution is partially offset by a reduction in payroll taxes. Company contributions to the plan totaled $699,000 in 1999, $741,000 in 2000 and $642,000 in 2001.

    The Company has adopted an Employee Stock Ownership Plan (the "ESOP"). Under the ESOP, the Company may make contributions to the ESOP trust for purchases of shares of the Company's Common Stock, or may contribute Common Stock directly to the ESOP trust. The total contributions by the Company to the ESOP were $278,000 in 1999, $325,000 in 2000 and $336,000 in 2001.

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

11. Related party transactions

    The Company is obligated to pay fees and commissions on certain products to one of its directors, pursuant to pre-existing agreements with a subsidiary acquired in fiscal 1997. Total fees and commissions were $172,000 in 1999, $204,000 in 2000 and $207,000 in 2001. The agreements continue until 2009.

12. Stock-based compensation plans

    The Company has four stock option plans (the Plans) which have been approved by the Stockholders and are administered by its Board of Directors. Under the Plans, options to acquire shares of common stock may be granted to key employees, directors, consultants, vendors and others in the following amounts:

Plan	Total Shares Authorized	Shares Remaining and Available for Grant at August 31, 2001
1984 Plan	25,000	—
1991 Plan	150,000	2,850
1995 Plan	350,000	10,777
1999 Plan	500,000	153,666

    In addition, options have been issued in conjunction with acquisitions. The fair value of these options is included in the purchase prices.

    The Company accounts for stock options issued to employees and directors under APB Opinion No. 25. Under APB 25, if the exercise price of the stock option equals the market price of the underlying stock on the issuance date, no compensation expense is recognized. Consequently, no compensation expense was recognized under these plans for fiscal years 1999, 2000 and 2001. The

F–14

Company is required by SFAS No. 123 "Accounting for Stock-Based Compensation" to provide pro forma disclosures under an alternate fair value method of accounting.

    Had compensation cost for stock options awarded under these plans been determined consistent with SFAS Statement No. 123, the Company's net income and earnings per share would have reflected the following pro forma amounts at August 31:

	1999	2000	2001
Income from continuing operations
As reported	$6,555,000	$7,306,000	$4,413,000
Pro forma	$6,383,000	$6,926,000	$3,950,000
Diluted earnings per common share:
As reported	$1.46	$1.62	$1.00
Pro forma	$1.42	$1.54	$.89

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for grants in fiscal years 1999, 2000 and 2001:

	1999	2000	2001
Weighted average risk-free interest rate	4.9%	6.1%	5.4%
Volatility	35%	35%	35%
Expected dividend yields	—	—	—
Weighted average expected life in years	4.3	4.7	5.4

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

    A summary of the status of the Company's stock options at August 31, 1999, 2000 and 2001 and changes during the years then ended, is presented in the following table:

	1999		2000		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	790,506	$6.32	869,088	$6.81	940,182	$7.54
Granted under Stockholder Approved plans	111,000	$9.37	132,824	$11.92	196,800	$10.09
Granted in conjunction with Acquisitions	55,500	$9.46	—	—	23,500	$10.58
Exercised	(62,041)	$5.58	(45,288)	$5.02	(66,738)	$3.36
Forfeited/expired	(25,877)	$12.08	(16,442)	$11.30	(49,732)	$9.00

Outstanding at end of year	869,088	$6.81	940,182	$7.54	1,044,012	$8.33

Exercisable at end of year	518,592	$5.10	630,287	$6.22	661,905	$6.94
Weighted average fair value of options granted		$3.23		$4.84		$4.48

F–15

    The following table summarizes information about stock options outstanding at August 31, 2001:

		Outstanding		Exercisable
Exercise Price Range	Weighted Average Remaining Term (Years)	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price
$1.55 - $2.32	2.8	50,423	$2.08	50,423	$2.08
$2.72 - $3.61	2.2	80,925	$3.32	80,925	$3.32
$4.25 - $5.75	5.1	258,148	$5.20	247,179	$5.18
$6.50 - $12.50	7.0	585,324	$10.30	232,234	$9.98
$13.31 - $13.72	5.4	69,192	$13.71	51,144	$13.72

13. Sales

    Sales to the Company's largest single customer represented 8.1% in 1999, 8.6% in 2000 and 7.6% in 2001 of total sales.

    Export sales by geographic area were as follows for the years ended August 31:

	1999	2000	2001
Europe	$6,452,000	$6,600,000	$6,649,000
Mexico and Canada	6,526,000	6,125,000	6,096,000
Latin America	1,247,000	2,166,000	1,745,000
Asia	1,021,000	1,677,000	1,156,000
Other	1,082,000	786,000	1,119,000

	$16,328,000	$17,354,000	$16,765,000

14. Segment Reporting

    The Company identifies its reportable segments based on similarities between economic characteristics considering products, production processes, customers and distribution. The Company's operations consist of two businesses segments—Engineered Polymer Components and Extruded Plastic Products.

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

F–16

materials known as commodity grade plastic resins. Extruded Plastic Product sales are made primarily through independent distribution channels.

	1999	2000	2001
	(in thousands)
Net sales:
Engineered polymer components	$88,175	$106,321	$108,845
Extruded plastic products	20,400	19,425	18,157

Consolidated	$108,575	$125,746	$127,002

Operating income from continuing operations:
Engineered polymer components	$13,019	$14,972	$13,047
Extruded plastic products	1,186	244	(1,283)
All other	(1,327)	(1,226)	(1,530)

Consolidated	$12,878	$13,990	$10,234

Identifiable assets:
Engineered polymer components	$68,903	$72,003	$80,618
Extruded plastic products	16,490	16,457	14,867
All other	2,261	1,480	2,794

Consolidated	$87,654	$89,940	$98,279

Capital expenditures:
Engineered polymer components	$3,231	$4,086	$2,947
Extruded plastic products	922	316	225
All other	—	26	35

Consolidated	$4,153	$4,428	$3,207

Depreciation and amortization:
Engineered polymer components	$4,117	$5,010	$5,804
Extruded plastic products	558	620	756
All other	56	53	32

Consolidated	$4,731	$5,683	$6,592

    Interest expense and income taxes are not shown in the above table, as they are not fully allocated by segment. "All other" includes corporate and other non-operating items not allocated by segment.

F–17

15. Unaudited quarterly results

	Quarters ended
	November	February	May	August	Fiscal Year
	(in thousands, except per share amounts)
Fiscal 2000:
Net sales	$29,018	$30,485	$33,930	$32,313	$125,746
Gross profit	$8,194	$8,764	$9,626	$8,329	$34,913
Net income	$1,603	$1,647	$2,099	$1,957	$7,306
Earnings per common share:
Basic	$.37	$.38	$.49	$.47	$1.71
Diluted	$.35	$.36	$.47	$.44	$1.62
Fiscal 2001:
Net sales	$31,998	$31,942	$33,199	$29,863	$127,002
Gross profit	$8,342	$7,936	$8,902	$8,172	$33,352
Net income	$1,192	$657	$1,318	$1,246	$4,413
Earnings per common share:
Basic	$.28	$.15	$.31	$.30	$1.04
Diluted	$.27	$.15	$.30	$.28	$1.00

16. Comprehensive income—derivative financial instruments

    As part of its interest rate management program, the Company periodically enters into interest rate swap agreements with respect to portions of its outstanding debt. The purpose of these swaps is to mitigate the adverse effect on cash flows of an increase in interest rates. The interest rate swap agreements in place at August 31, 2001 effectively convert $10,200,000 of the Company's variable rate debt to a weighted average fixed rate of 9.2%. The swap agreements expire on varying dates through September 2002. The unrealized gain or loss on interest rate swaps is the only item impacting the Company's other comprehensive loss.

	1999	2000	2001
Net income	$6,555,000	$7,306,000	$4,413,000
Cumulative effect of accounting change	—	—	(36,000)
Other comprehensive (loss)	—	—	(92,000)

Total comprehensive income	$6,555,000	$7,306,000	$4,285,000

17. Acquisitions

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

F–18

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

    On October 5, 2000, Summa acquired all of the outstanding capital stock of Plastic Specialties, Inc. ("PSI"). The aggregate purchase price paid for PSI consisted of $6,287,000 in cash, $4,873,000 in assumed debt concurrently paid, liabilities assumed or incurred of $2,191,000 and acquisition costs of $50,000. The transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair value of net acquired assets were $2,676,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 35 years.

    On December 1, 2000, Summa acquired substantially all of the assets of the Ram Belts & Chains division ("Ram") of Rainbow Industrial Products Corp. The aggregate purchase price paid for Ram consisted of $5,825,000 in cash, an unsecured note adjusted to $565,000, liabilities assumed or incurred of $483,000 and acquisition costs of $25,000. The transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair value of net acquired assets was $3,633,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 25 years.

    The results of operations of each of the above described acquisitions have been included in the consolidated results of operations and statements of cash flows of the Company since the date of acquisition. The following pro forma financial information presents the results of operations of the continuing businesses of the Company as though the acquisitions of Plastron and PSI had been made as of September 1, 1998. Pro forma adjustments have been made to give the effect to the amortization of goodwill and other intangibles, adjustments in depreciation and inventory value, interest expense related to acquisition debt, the related tax effects and the effect upon basic and diluted earnings per share of stock options and warrants issued in conjunction with the acquisitions. The following pro

F–19

forma financial information does not include adjustments to give effect to the Broadview, Yarbrough-Timco and Ram acquisitions as such adjustments would not be material.

For the years ended August 31,	1999	2001	2000
	(unaudited)	(unaudited)	(unaudited)
Net sales	$135,533,000	$143,638,000	$128,746,000
Net income	$6,975,000	$7,393,000	$4,448,000
Net income per common share:
Basic	$1.63	$1.73	$1.04
Diluted	$1.55	$1.64	$1.00

    The above pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of the periods presented or of the results which may be achieved in the future.

F–20

Report of Independent Public Accountants

TO:      The Board of Directors and Stockholders of Summa Industries:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Summa Industries and subsidiaries' annual report to stockholders included in this Form 10-K, and have issued our report thereon dated October 9, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Los Angeles, California
October 9, 2001

F–21

Summa Industries
Schedule II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

For the years ended August 31, 2001

	Balance at beginning of period	Amounts charged to expense	Acquired reserves	Amounts written off	Balance at end of period
2001	$636,000	$127,000	$66,000	$(315,000)	$514,000
2000	626,000	114,000	25,000	(129,000)	636,000
1999	620,000	248,000	25,000	(267,000)	626,000

F–22

Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, Summa has duly caused this Annual Report on Form 10-K for the fiscal year ended August 31, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized, on October 25, 2001.

SUMMA INDUSTRIES
By:	/s/ JAMES R. SWARTWOUT James R. Swartwout President

    Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K for the fiscal year ended August 31, 2001 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES R. SWARTWOUT James R. Swartwout	Chairman of the Board, President & Chief Financial Officer (Principal Executive and Financial Officer)	October 25, 2001
/s/ MICHAEL L. HORST Michael L. Horst	Director	October 25, 2001
/s/ WILLIAM R. ZIMMERMAN William R. Zimmerman	Director	October 25, 2001
/s/ DAVID MCCONAUGHY David McConaughy	Director	October 25, 2001
/s/ BYRON C. ROTH Byron C. Roth	Director	October 25, 2001
/s/ JOSH T. BARNES Josh T. Barnes	Director	October 25, 2001
/s/ JACK L. WATTS Jack L. Watts	Director	October 25, 2001
/s/ PAUL A. WALBRUN Paul A. Walbrun	Vice President & Controller (Principal Accounting Officer)	October 25, 2001

QuickLinks

PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Public Accountants
Summa Industries CONSOLIDATED BALANCE SHEETS as of August 31
Summa Industries CONSOLIDATED STATEMENTS OF INCOME for the years ended August 31
Summa Industries CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the three years ended August 31, 2001
Summa Industries CONSOLIDATED STATEMENTS OF CASH FLOWS for the years ended August 31
Summa Industries Notes to Consolidated Financial Statements For the year ended August 31, 2001
Report of Independent Public Accountants
Summa Industries Schedule II
Signatures