Form 10-Q
period 2001-11-30
SUMMA INDUSTRIES/
filed 2002-01-09
CIK 62262

QuickLinks -- Click here to rapidly navigate through this document

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
November 30, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission file number 1-7755

Summa Industries
(Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-1240978 (I.R.S. employer identification number)
21250 Hawthorne Boulevard, Suite 500, Torrance, California 90503 (Address of principal executive offices, including zip code)
Registrant's Telephone Number: (310) 792-7024

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of common stock outstanding as of December 31, 2001 was 4,378,336.

Summa Industries

Summa Industries
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2001	November 30, 2001
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$246,000	$208,000
Accounts receivable	16,513,000	15,105,000
Inventories	13,383,000	14,056,000
Prepaid expenses and other	3,244,000	3,502,000

Total current assets	33,386,000	32,871,000

Property, plant and equipment	50,359,000	51,186,000
Less accumulated depreciation	(20,792,000)	(22,108,000)

Net property, plant and equipment	29,567,000	29,078,000

Other assets	164,000	167,000
Goodwill and other intangibles, net	35,162,000	34,864,000

Total assets	$98,279,000	$96,980,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,594,000	$5,264,000
Accrued liabilities	5,571,000	4,704,000
Current maturities of long-term debt	7,682,000	7,653,000

Total current liabilities	18,847,000	17,621,000

Long-term debt, net of current maturities	29,178,000	28,300,000
Other long-term liabilities	4,447,000	4,259,000

Total liabilities	52,472,000	50,180,000

Stockholders' equity:
Common stock, par value $.001; 10,000,000 shares authorized; issued and outstanding: 4,297,313 at August 31, 2001 and 4,368,836 at November 30, 2001	18,048,000	18,512,000
Retained earnings	27,887,000	29,392,000
Accumulated other comprehensive (loss)	(128,000)	(104,000)

Total stockholders' equity	45,807,000	46,800,000

Total liabilities and stockholders' equity	$98,279,000	$96,980,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended November 30
	2000	2001
Net sales	$31,998,000	$25,181,000
Cost of sales	23,656,000	18,280,000

Gross profit	8,342,000	6,901,000
Selling, general, administrative and other expenses	5,581,000	5,381,000

Operating income	2,761,000	1,520,000
Interest expense	915,000	735,000

Income before income taxes	1,846,000	785,000
Provision for income taxes	654,000	280,000

Net income	$1,192,000	$505,000

Earnings per common share
Basic	$.28	$.12
Diluted	$.27	$.11

Weighted average common shares outstanding
Basic	4,231,000	4,336,000
Diluted	4,446,000	4,453,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended November 30
	2000	2001
Operating activities:
Net income	$1,192,000	$505,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,315,000	1,316,000
Amortization	246,000	298,000
Net change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(116,000)	1,408,000
Inventories	124,000	(673,000)
Prepaid expenses and other assets	(245,000)	(261,000)
Accounts payable	(1,098,000)	(330,000)
Accrued liabilities	(821,000)	(792,000)

Total adjustments	(595,000)	966,000

Net cash provided by operating activities	597,000	1,471,000

Investing activities:
Acquisition of businesses (Note 5)	(10,173,000)	—
Purchases of property and equipment	(755,000)	(827,000)
Proceeds from cash surrender value of life insurance	403,000	—

Net cash (used in) investing activities	(10,525,000)	(827,000)

Financing activities:
Net proceeds from line of credit	680,000	1,497,000
Proceeds from issuance of long-term debt	13,858,000	—
Payments on long-term debt	(3,594,000)	(2,404,000)
Proceeds from the exercise of stock options	38,000	225,000
Proceeds from sale of common stock	62,000	—

Net cash provided by financing activities	11,044,000	(682,000)

Net increase (decrease) in cash and cash equivalents	1,116,000	(38,000)
Cash and cash equivalents, beginning of period	343,000	246,000

Cash and cash equivalents, end of period	$1,459,000	$208,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of presentation

    The accompanying condensed consolidated financial statements of Summa Industries (the "Company"), have been condensed in certain respects and should, therefor, be read in conjunction with the audited financial statements and notes related thereto contained in the Company's Annual Report on Form 10-K for the year ended August 31, 2001. In the opinion of the Company, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. Certain reclassifications of fiscal year 2001 amounts have been made to conform to fiscal year 2002 presentations. The results of operations for the three months ended November 30, 2001 are not necessarily indicative of the results to be expected for the full year ending August 31, 2002.

Recent accounting pronouncements

    In June 2001, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets." These statements eliminate the pooling of interests method of accounting for business combinations as of June 30, 2001 and eliminate the amortization of goodwill for all fiscal years beginning after December 15, 2001. Goodwill will be accounted for under an impairment-only method after this date. The Company has adopted SFAS 141, and SFAS 142 with respect to new goodwill as of July 1, 2001 and anticipates adopting SFAS 142 with respect to existing goodwill as of September 1, 2002, the first day of its 2003 fiscal year. The adoption of SFAS 141 has not impacted the Company's financial condition or results of operations. In accordance with SFAS 142, existing goodwill will continue to be amortized through the remainder of fiscal 2002 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. The Company is currently assessing the impact of adopting SFAS 142 with respect to existing goodwill. Total goodwill amortization was $655,000 in fiscal 1999, $882,000 in fiscal 2000 and $1,062,000 in fiscal 2001.

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, ("SFAS 143") "Accounting for Asset Retirement Obligations". SFAS No. 143 is to be adopted for all fiscal years beginning after June 15, 2002. The Company plans to adopt SFAS No. 143 in fiscal 2003. The Company is currently reviewing the requirements of SFAS 143 and has not yet determined its impact, if any, on the Company's financial position and results of operations.

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 144, ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is to be adopted for all fiscal years beginning after December 15, 2001. The Company plans to adopt SFAS No. 144 in fiscal year 2003. The Company is currently reviewing the requirements of SFAS 144 and has not yet determined its impact, if any, on the Company's financial position and results of operations.

2.  Inventories

    Inventories were as follows:

	August 31, 2001	November 30, 2000
	(audited)
Finished goods	$6,375,000	$6,875,000
Work in process	533,000	363,000
Materials and parts	6,475,000	6,818,000

	$13,383,000	$14,056,000

3.  Diluted earnings per share

    Diluted earnings per share were calculated using the "treasury stock" method as if dilutive stock options and warrants had been exercised and the funds were used to purchase common shares at the average market price during the period.

	Three months ended November 30
	2000	2001
Weighted average shares outstanding—basic	4,231,000	4,336,000
Effect of dilutive securities:
Impact of common shares to be issued under stock option plans	215,000	117,000

Weighted average shares outstanding—diluted	4,446,000	4,453,000

4.  Supplemental cash flow information

	Three months ended November 30
	2000	2001
Cash paid during the period:
Interest	$874,000	$694,000
Income taxes	17,000	9,000
Non-cash investing and financing activities:
Details of acquisitions
Fair value of assets acquired	$12,710,000	—
Liabilities assumed or incurred	(1,550,000)	—

Cash paid	11,160,000	—
Less cash acquired	(987,000)	—

Net cash used in acquisitions	$10,173,000	$—

5.  Acquisitions

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

    The results of operations of each of the above described acquisitions have been included in the consolidated results of operations and statements of cash flows of the Company since the date of acquisition. The following pro forma financial information presents the results of operations of the Company as though the acquisition of PSI had been made as of September 1, 2000. Pro forma adjustments have been made to give the effect to the amortization of goodwill and other intangibles, adjustments in depreciation and inventory value, interest expense related to acquisition debt, the related tax effects and the effect upon basic and diluted earnings per share of stock options issued in conjunction with the acquisition. The following pro forma financial information does not include adjustments to give effect to the Ram acquisition as such adjustments would not be material.

	Three months ended November 30
	2000	2001
Net sales	$33,742,000	$25,181,000
Net income	1,227,000	505,000
Income per common share:
basic	$.29	$.12
diluted	$.27	$.11

    The pro forma results in the preceding table are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of the periods presented or the results which may be achieved in the future.

6.  Comprehensive income—derivative financial instruments

    As part of its interest rate management program, the Company periodically enters into interest rate swap agreements with respect to portions of its outstanding debt. The purpose of these swaps is to mitigate the adverse effect on cash flows of an increase in interest rates. The interest rate swap agreements in place at November 30, 2001 effectively convert $8,960,000 of the Company's variable rate debt to a weighted average fixed rate of 9.2%. The swap agreements expire on varying dates through

September 2002. The unrealized gain or loss on interest rate swaps is the Company's only other comprehensive income.

	Three months ended November 30
	2000	2001
Net income	$1,192,000	$505,000
Cumulative effect of accounting change	(36,000)	—
Other comprehensive income (loss)	(39,000)	24,000

Total comprehensive income (loss)	$1,117,000	$529,000

7.  Segment reporting

	2000	2001
Net sales
Engineered polymer components	$26,481,000	$22,810,000
Extruded plastic products	5,064,000	2,371,000

Consolidated	$31,545,000	$25,181,000
Operating profit
Engineered polymer components	$3,327,000	$1,741,000
Extruded plastic products	(248,000)	13,000
All other	(318,000)	(234,000)

Consolidated	$2,761,000	$1,520,000

	November 30, 2000	November 30, 2001
Identifiable assets
Engineered polymer components	$80,682,000	$79,363,000
Extruded plastic products	19,345,000	14,886,000
All other	1,825,000	2,731,000

Consolidated	$101,852,000	$96,980,000

    Interest expense and income taxes are not shown in the above table, as they are not fully allocated by segment. "All other" includes corporate and other non-operating items not allocated by segment.

8.  Subsequent events

    On January 4, 2002, Summa acquired substantially all of the assets of the Genesta Manufacturing division of Pavaco Plastics Inc. The aggregate purchase price paid for the Genesta business assets consisted of $2,663,000 in cash, an unsecured note payable to the seller in the amount of $627,000, 40,000 shares of unregistered common stock valued at $530,000, liabilities assumed or incurred to be determined, and acquisition costs of $50,000. The transaction will be accounted for using the purchase method of accounting. For further information, see "Part II—Other Information", Item 5 below.

    To provide financing for the foregoing acquisition and to reduce debt, on December 14, 2001, the Company sold 5,000 shares of convertible preferred stock for $5,000,000. For further information, see "Part II—Other Information", Item 5 below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Statements contained in this Quarterly Report on Form 10-Q, which are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding Summa's expectations, hopes, beliefs, intentions or strategies regarding the future, such as those set forth in Part II, Item 1 "Legal Proceedings" below. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in this "Management's Discussion and Analysis" section and elsewhere herein and in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001. The forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

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

    Growth has been achieved by acquisition, development of new products and expansion of the Company's sales organization. There can be no assurance that Summa will be able to continue to consummate acquisitions, develop new products or expand sales to sustain rates of revenue growth and profitability in future periods comparable to those experienced in the past several years. Any future success that the Company may achieve will depend upon many factors including factors which may be beyond the control of Summa or which cannot be predicted at this time. See "Risk Factors" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

Results of Operations

    The following table sets forth certain information, derived from Summa's unaudited consolidated statements of income, as a percent of sales for the three-month periods ended November 30, 2000 and 2001, and the Company's effective income tax rate during those periods:

	Three months ended November 30
	2000	2001
Net sales	100.0%	100.0%
Cost of sales	72.8%	72.6%

Gross profit	27.2%	27.4%
S,G & A and other expenses	18.4%	21.4%

Operating income	8.8%	6.0%
Interest expense, net	2.9%	2.9%

Income before tax	5.9%	3.1%
Provision for income taxes	2.1%	1.1%

Net income	3.8%	2.0%

Effective tax rate	35.4%	35.7%

    Sales for the first quarter ended November 30, 2001 decreased $6,817,000, or 21%, compared to the same period in the prior year, due to the economic downturn and the discontinuation of some commodity products, partially offset by the inclusion of sales of newly acquired operations. Same business sales in the first quarter were down 21% in the Engineered Polymer Components segment, down 58% in the Extruded Plastic Products segment, primarily due to the discontinuation of some commodity products, and down 26% overall, compared to the first quarter of the prior fiscal year.

    Gross profit for the first quarter decreased $1,441,000, or 17%, from the comparable prior year period, primarily due to the economic downturn, partially offset by the incremental contribution of recently acquired operations. Gross profit as a percentage of sales increased from 27.2% to 27.4%. The gross margin remained substantially unchanged, despite the significant decrease in sales, due to reductions in manufacturing overhead accomplished during fiscal 2001, and the discontinuation of some low-margin commodity products.

    Operating expenses for the three months ended November 30, 2001 decreased $200,000, or 4%, from the comparable prior year period, despite the inclusion of the operating expenses of recently acquired businesses, primarily as a result of cost reduction initiatives and reduced sales levels. As a percentage of sales, operating expenses increased from 18.4% to 21.4%, primarily as a result of reduced sales levels and the blending of the newly acquired operations with higher operating expenses as a percentage of sales. Operating margin for the quarter decreased from 8.8% in the first quarter of fiscal 2001 to 6.0% in the first quarter of fiscal 2002, as a result of the changes in gross margin and operating expenses discussed above.

    Net interest expense for the first quarter ended November 30, 2001 decreased $180,000 from the prior year first quarter, due to decreased average debt levels and decreases in average interest rates.

    The effective tax rate increased slightly in the first quarter of fiscal 2002 versus fiscal 2001, from 35.4% to 35.7%.

    The Company's backlog of unfilled orders, believed to be firm, increased slightly from $7,982,000 at August 31, 2001 to $8,205,000 at November 30, 2001. Because the time between entering an order and shipping the product and recording a sale is typically shorter than one month, backlog levels are not a reliable indicator of future sales volume.

    The following tables set forth the relative contribution of each of Summa's reportable segments to the sales and operating income of the entire Company and the operating margins of each segment:

Relative Contribution by Segment

	Three months ended November 30
	2000	2001
Net sales
Engineered polymer components	84.0%	90.6%
Extruded plastic products	16.0%	9.4%

Consolidated	100.0%	100.0%
Operating profit
Engineered polymer components	120.5%	114.5%
Extruded plastic products	(9.0)%	0.9%
All other	(11.5)%	(15.4)%

Consolidated	100.0%	100.0%

Operating Margin by Segment

	Three months ended November 30
	2000	2001
Engineered polymer components	12.6%	7.6%
Extruded plastic products	(4.9)%	.6%
Consolidated	8.8%	6.0%

    The decrease in the sales of engineered polymer components is due primarily to the general economic downturn, partially offset by the inclusion of the sales of newly acquired operations. The decrease in the sales of extruded plastic products is due primarily to the discontinuation of some low margin commodity products and to a lesser extent, the general economic downturn. The change in operating profit of the engineered polymer components is due primarily to reduced sales levels. The improvement in the operating profit of the extruded plastic profits was due primarily to the discontinuation of low margin commodity products.

    The increase in assets in the engineered components segment is due primarily to the inclusion of the assets of recently acquired operations. The increase in assets in the extruded plastic products segment is due to the inclusion of the assets of recently acquired operations offset by a decrease in the assets of the previously owned operations.

Liquidity and Capital Resources

    Working Capital.   The Company's working capital at November 30, 2001 was $15,250,000, compared to $14,539,000 at August 31, 2001.

    Financing Arrangements.   The Company has several debt relationships as described below. Substantially all of the Company's assets are pledged to secure debt. The term debt and revolving line of credit require compliance with financial and operating covenants.

    Summary of the Company's debt at November 30, 2001:

Description of Debt	Balance	Weighted Average Interest Rate	Additional Availability	Due
Bank line of credit	$8,862,000	4.4%	$16,138,000	2003
Bank term loans	18,987,000	9.0%	—	2001-2005
Real estate loans and other	8,104,000	5.1%	—	2000-2021

Total debt	$35,953,000	7.0%	$16,138,000

    Interest rates on the bank term loans are fixed for periods of one to four years. Interest rates on the bank line of credit are based on LIBOR, are subject to market fluctuation and are subject to reduction as the Company achieves certain financial milestones.

    Net cash provided by operating activities in the first quarter of fiscal 2002 was $1,471,000, $874,000 more than in the first quarter of fiscal 2001, primarily due to changes in components of working capital, partially offset by lower net income.

    Cash used in investing activities in the first quarter of fiscal 2002 was $827,000 verses $10,525,000 in the first quarter of fiscal 2001, primarily due to the acquisition of PSI (see Note 5) in fiscal 2001.

    Cash used in financing activities was $682,000 in the first quarter of fiscal 2002 verses $11,044,000 provided in fiscal 2001, primarily due to increased bank borrowings in fiscal 2001 to facilitate the PSI transaction.

    Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned capital expenditures and debt service for the next twelve months. The Company has a strategy of growth by acquisition. In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed. The Company has 10,000,000 shares of common stock authorized, of which 4,368,836 shares were outstanding at November 30, 2001 and 5,000,000 shares of "blank check" preferred stock authorized, of which none were outstanding at November 30, 2001 (See Item 5). The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Except for the outstanding debt and related variable interest rates set forth in "Managements' Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" above, there are no material changes to the disclosure set forth in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    The Company encounters lawsuits from time to time in the ordinary course of business and, at November 30, 2001, the Company or its affiliates were parties to several civil lawsuits. Any losses that the Company may suffer from current or future lawsuits, and the effect such litigation may have upon the reputation and marketability of the Company's products, could have a material adverse impact on the results of future operations, the financial condition and prospects of the Company.

Item 2. Changes in Securities and Use of Proceeds

    See Item 5.

Item 3. Defaults upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 5. Other Information

    The Company entered into a Series A Stock Purchase Agreement (the "Issuance Agreement") dated December 14, 2001 pursuant to which the Company issued and sold 5,000 shares of newly-authorized Series A Preferred Stock on such date in a private sale to three investors for an aggregated purchase price of $5,000,000. The purpose of the issuance was to fund the acquisition of the Genesta Manufacturing division ("Genesta Manufacturing") of Pavaco Plastics Inc., an Ontario corporation ("Pavaco"), as described below, and to reduce outstanding debt and strengthen the Company's financial position. The holders of the Series A Preferred Stock are not entitled to dividends or to vote prior to conversion, but are entitled to a liquidation preference of $1,000 per share (subject to adjustment upon the occurrence of certain events as set forth in the Certificate of Designations for the Series A Preferred Stock (the "Certificate of Designations")). Shares of Series A Preferred Stock are convertible at any time at the request of the holder thereof into common stock of the Company at a ratio of one hundred and twenty five shares of common stock for each share of Series A Preferred Stock, or 625,000 shares in the aggregate, with such conversion ratio subject to adjustment upon the occurrence of certain events as set forth in the Certificate of Designations. At the option of the holder, the Series A Preferred Stock shall be redeemed by the Company at any time commencing on the third anniversary of the date of issuance and ending immediately prior to the fourth anniversary of the date of issuance at a price which equals a twelve percent annual increase over the original issuance price in cash, subject to adjustment upon the occurrence of certain events as set forth in the Certificate of Designations. At the option of the Company, the Series A Preferred Stock may be redeemed at any time commencing on the fourth anniversary of the date of issuance and ending immediately prior to the fifth anniversary of the date of issuance at a price which equals a twenty percent annual increase over the original issuance price in cash, subject to adjustment upon the occurrence of certain events as set forth in the Certificate of Designations. Unless earlier converted or redeemed, on the fifth anniversary of the date of issuance any Series A Preferred Stock outstanding shall be redeemed by the Company at the original issuance price, subject to adjustment upon the occurrence of certain events as set forth in the Certificate of Designations.

    On January 4, 2002, a newly-formed wholly-owned Ontario subsidiary of the Company entered into an Asset Purchase Agreement (the "Agreement") and consummated the transactions described therein whereby it purchased substantially all of the assets of the Genesta Manufacturing division of Pavaco, located in Guelph, Ontario, Canada. The purchase price consisted of (a) C$4,250,000 in cash, (b) an unsecured promissory note from the Company for C$1,000,000, due in twelve months and subject to increase or decrease based upon a post-closing working capital calculation, and (c) 40,000 shares of the Company's unregistered common stock, with the right of the holder to require the Company to repurchase such stock for US$13.25 per share for a ninety day period commencing eighteen months from closing. At the time of closing, the conversion price was C$1.5958 for US$1.00. The purchase price was determined through negotiations between the Company and Pavaco.

    Genesta Manufacturing is a designer and manufacturer of plastic lenses and diffusers for the worldwide lighting industry, plastic point of purchase displays and other plastic products. Genesta Manufacturing's assets consist primarily of trade accounts receivable, inventory, molds and dies, and property, plant and equipment. Genesta Manufacturing leased all real property, and the Company entered into new leases for all such real property. Genesta Manufacturing's plant, equipment and other physical property were primarily used to design and manufacture its plastic products. The Company intends to continue to use such assets in a similar manner.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

    2.1 Asset Purchase Agreement dated January 4, 2002 by and among Genesta Inc., an Ontario corporation ("Buyer"), Pavaco Plastics Inc., an Ontario corporation ("Seller"), 1238579 Ontario Inc., an Ontario corporation ("Lessor"), and the Company, a Delaware corporation and the parent of Buyer ("Parent"), regarding the purchase by Buyer of substantially all of the assets of the Genesta Manufacturing division from Seller.*

    4.1 Certificate of Designations of the Series A Preferred Stock of the Company filed with the Delaware Secretary of State on December 14, 2001.

    4.2 Series A Preferred Stock Purchase Agreement by and among the Company and the Investors set forth therein dated December 14, 2001.*

*
Exhibits 2.1 and 4.2 contain listings of the schedules and exhibits to the exhibit document. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

(b)  Current Reports on Form 8-K.

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on January 8, 2002.

Summa Industries
/s/ JAMES R. SWARTWOUT James R. Swartwout President and Chief Financial Officer	/s/ TRYGVE M. THORESEN Trygve M. Thoresen Vice President and Secretary

QuickLinks

Summa Industries
INDEX
Summa Industries CONDENSED CONSOLIDATED BALANCE SHEETS
Summa Industries CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Summa Industries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Summa Industries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  Results of Operations
  Liquidity and Capital Resources
      Working Capital.
      Financing Arrangements.
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES