Form 10-Q
period 2002-02-28
SUMMA INDUSTRIES/
filed 2002-04-02
CIK 62262

QuickLinks -- Click here to rapidly navigate through this document

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
February 28, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒    No ☐

        The number of shares of common stock outstanding as of March 21, 2002 was 4,418,336.

Summa Industries

INDEX

Summa Industries

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	August 31, 2001	February 28, 2002 (unaudited)
Current assets:
Cash and cash equivalents	$246,000	$410,000
Accounts receivable	16,513,000	17,663,000
Inventories	13,383,000	14,254,000
Prepaid expenses and other	3,244,000	3,747,000

Total current assets	33,386,000	36,074,000

Property, plant and equipment	50,359,000	52,232,000
Less accumulated depreciation	(20,792,000)	(23,265,000)

Net property, plant and equipment	29,567,000	28,967,000

Other assets	164,000	144,000
Goodwill and other intangibles, net	35,162,000	37,454,000

Total assets	$98,279,000	$102,639,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,594,000	$6,657,000
Accrued liabilities	5,571,000	5,323,000
Current maturities of long-term debt	7,682,000	5,791,000

Total current liabilities	18,847,000	17,771,000

Long-term debt, net of current maturities	29,178,000	27,984,000
Other long-term liabilities	4,447,000	4,061,000

Total long-term liabilities	33,625,000	32,045,000

Mandatorily redeemable convertible preferred stock	—	5,116,000
Mandatorily redeemable common stock	—	530,000

Stockholders' equity:
Common stock, par value $.001; 10,000,000 shares authorized; issued and outstanding: 4,297,313 at August 31, 2001 and 4,418,336 at February 28, 2002	18,048,000	18,439,000
Retained earnings	27,887,000	28,785,000
Accumulated other comprehensive (loss)	(128,000)	(47,000)

Total stockholders' equity	45,807,000	47,177,000

Total liabilities and stockholders' equity	$98,279,000	$102,639,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended Feb 28				Six months ended Feb 28
	2001		2002		2001		2002
Net sales		$31,942,000		$27,093,000		$63,940,000		$52,274,000
Cost of sales		24,006,000		20,553,000		47,662,000		38,833,000

Gross profit		7,936,000		6,540,000		16,278,000		13,441,000
Selling, general, administrative and other expenses		5,925,000		5,271,000		11,506,000		10,652,000

Operating income		2,011,000		1,269,000		4,772,000		2,789,000
Interest expense		1,056,000		661,000		1,971,000		1,396,000

Income before income taxes		955,000		608,000		2,801,000		1,393,000
Provision for income taxes		298,000		215,000		952,000		495,000

Net income		$657,000		$393,000		$1,849,000		$898,000

Preferred stock accretion		—		116,000		—		116,000

Net income available to common stockholders		$657,000		$277,000		$1,849,000		$782,000

Earnings per common share
Basic	$	..15	$	..06	$	..44	$	..18
Diluted	$	..15	$	..06	$	..42	$	..17

See accompanying notes to condensed consolidated financial statements.

Summa Industries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended Feb 28
	2001	2002
Operating activities:
Net income	$1,849,000	$898,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,871,000	2,567,000
Amortization	536,000	619,000
(Gain) on disposition of property, plant and equipment	(184,000)	(1,000)
Net change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	539,000	94,000
Inventories	1,129,000	(348,000)
Prepaid expenses and other assets	(318,000)	(417,000)
Accounts payable	696,000	5,000
Accrued liabilities	(2,476,000)	(542,000)

Total adjustments	2,793,000	1,977,000

Net cash provided by operating activities	4,642,000	2,875,000

Investing activities:
Acquisition of businesses (Note 5)	(15,998,000)	(2,685,000)
Purchases of property and equipment	(1,630,000)	(1,491,000)
Proceeds from sale of property and equipment	865,000	36,000
Proceeds from insurance claim	403,000	—

Net cash (used in) investing activities	(16,360,000)	(4,140,000)

Financing activities:
Net proceeds from line of credit	2,049,000	1,226,000
Proceeds from issuance of long-term debt	15,306,000	4,007,000
Payments on long-term debt	(4,561,000)	(9,069,000)
Proceeds from the exercise of stock options	112,000	267,000
Proceeds from sale of preferred stock	—	5,000,000
Proceeds from sale of common stock	62,000	—

Net cash provided by financing activities	12,968,000	1,431,000

Effect of exchange rate changes on cash	—	(2,000)
Net increase in cash and cash equivalents	1,250,000	164,000
Cash and cash equivalents, beginning of period	343,000	246,000

Cash and cash equivalents, end of period	$1,593,000	$410,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2002

(unaudited)

1.    Basis of presentation

        The accompanying condensed consolidated financial statements of Summa Industries (the "Company") have been condensed in certain respects and should, therefor, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company's Annual Report on Form 10-K for the year ended August 31, 2001. In the opinion of the Company, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. The results of operations for the six months ended February 28, 2002 are not necessarily indicative of the results to be expected for the full year ending August 31, 2002.

        There was an error in the balance sheet in the Company's quarterly report on Form 10-Q for the period ended November 30, 2001. Retained earnings, reported as $29,392,000, were actually $28,392,000 at November 30, 2001.

Recent accounting pronouncements

        In June 2001, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets." These statements eliminate the pooling of interests method of accounting for business combinations as of June 30, 2001 and eliminate the amortization of goodwill for all fiscal years beginning after December 15, 2001. Goodwill will be accounted for under an impairment-only method after this date. The Company has adopted SFAS 141 and SFAS 142, with respect to new goodwill, as of July 1, 2001 and anticipates adopting SFAS 142 with respect to existing goodwill as of September 1, 2002, the first day of its 2003 fiscal year. The adoption of SFAS 141 has not impacted the Company's financial condition or results of operations. In accordance with SFAS 142, existing goodwill as of July 1, 2001 will continue to be amortized through the remainder of fiscal 2002 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. The Company is currently assessing the impact of adopting SFAS 142 with respect to existing goodwill. Total goodwill amortization was $269,000 and $278,000 for the quarters ended February 28, 2001 and February 28, 2002, respectively, and was $494,000 and $556,000 for the six months ended February 28, 2001 and February 28, 2002, respectively.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 ("SFAS 143") "Accounting for Asset Retirement Obligations". SFAS 143 is to be adopted for all fiscal years beginning after June 15, 2002. The Company plans to adopt SFAS 143 in fiscal 2003. The Company is currently reviewing the requirements of SFAS 143 and has not yet determined its impact, if any, on the Company's financial position and results of operations.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 is to be adopted for all fiscal years beginning after December 15, 2001. The Company plans to adopt SFAS 144 in fiscal year 2003. The Company is currently reviewing the requirements of SFAS 144 and has not yet determined its impact, if any, on the Company's financial position and results of operations.

2.    Inventories

        Inventories were as follows:

	August 31, 2001	February 28, 2002
	(audited)
Finished goods	$6,375,000	$6,242,000
Work in process	533,000	710,000
Materials and parts	6,475,000	7,302,000

	$13,383,000	$14,254,000

3.    Net income per share

        Basic net income per share ("EPS") was computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. The Company has 5,000 shares of convertible preferred stock outstanding with an original issue price of $5,000,000. No dividends are required to be paid on the stock, but the preferred stockholders have the right, provided the preferred stock has not been converted to common shares, to require the Company to repurchase the stock during a one year period beginning December 14, 2004 at an aggregate price which increases daily from $7,025,000 on December 14, 2004 to $7,868,000 on December 13, 2005. The net income available to common stockholders used in the EPS calculations is the reported net income less the theoretical accretion in the value of the preferred stock.

        Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS was calculated using the "treasury stock" method as if dilutive options had been exercised and the funds were used to purchase common shares at the average market price during the period. Options to purchase 591,998 common shares as of February 28, 2001 and 624,634 common shares as of February 28, 2002 were excluded from the calculation of equivalent shares, as they would have been anti-dilutive. The 5,000 shares of outstanding preferred stock, convertible into 625,000 shares of common stock, were excluded from the calculation of equivalent shares, as they would have been anti-dilutive.

        The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "income available to common stockholders" and other disclosures required by Statement of Accounting Standards No. 128, "Earnings per Share":

	Three months ended Feb 28		Six months ended Feb 28
	2001	2002	2001	2002
Numerators:
Net income	$657,000	$393,000	$1,849,000	$898,000
Preferred stock accretion	—	(116,000)	—	(116,000)

Income available to common stockholders	$657,000	$277,000	$1,849,000	$782,000

Denominators:
Weighted average shares outstanding—basic	4,245,000	4,405,000	4,238,000	4,371,000
Impact of common shares to be issued under stock option plans	154,000	104,000	185,000	110,000

Weighted average shares outstanding—diluted	4,399,000	4,509,000	4,423,000	4,481,000

4.    Supplemental cash flow information

	Six months ended Feb 28
	2001	2002
Cash paid during the period:
Interest	$1,934,000	$1,375,000
Income taxes	$1,109,000	$226,000
Non-cash investing and financing activities:
Details of acquisitions
Fair value of assets acquired	$19,793,000	$5,283,000
Liabilities assumed or incurred	(2,808,000)	(2,598,000)

Cash paid	16,985,000	2,685,000
Less cash acquired	(987,000)	—

Net cash used in acquisitions	$15,998,000	$2,685,000

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

        On January 4, 2002, Summa acquired substantially all of the assets of the Genesta Manufacturing division ("Genesta") of Pavaco Plastics, Inc. Genesta manufactures extruded sheet and profiles and thermoformed components for the lighting and other industries. The primary reasons for the acquisition are that the acquisition of Genesta increases the Company's North American market share, provides entrée to new markets, provides a low cost manufacturing location and provides other manufacturing cost and sales and distribution synergies. The aggregate purchase price paid for the assets consisted of $2,663,000 in cash, an unsecured note for $627,000, 40,000 shares of the Company's unregistered common stock valued at $530,000, preliminary liabilities assumed or incurred of $1,391,000 and acquisition costs of $50,000. The note is subject to a one-time adjustment based on working capital. The value assigned to the shares of common stock is the amount for which the seller may require the Company to repurchase the shares for a 90 day period commencing July 4, 2003. The transaction was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to identifable tangible and intangible assets acquired and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair value of net acquired assets was $2,410,000, which has been recorded as goodwill.

        The results of operations of each of the above described acquisitions have been included in the consolidated results of operations and statements of cash flows of the Company since the date of acquisition. The following pro forma financial information presents the results of operations of the Company as though the acquisition of PSI had been made as of September 1, 2000. Pro forma adjustments have been made to give the effect to the amortization of goodwill and other intangibles, adjustments in depreciation and inventory value, interest expense related to acquisition debt, the related tax effects and the effect upon basic and diluted earnings per share of stock options issued in conjunction with the acquisition. The following pro forma financial information does not include adjustments to give effect to the Ram or Genesta acquisitions as such adjustments would not be material.

	Six months ended February 28
	2001	2002
Net sales	$65,684,000	$52,274,000
Net income	1,884,000	898,000
Income per common share:
Basic	$.44	$.18
Diluted	$.43	$.17

        The pro forma results in the preceding table are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of the periods presented or the results which may be achieved in the future.

6.    Comprehensive income

        As part of its interest rate management program, the Company periodically enters into interest rate swap agreements with respect to portions of its outstanding debt. The purpose of these swaps is to mitigate the adverse effect on cash flows of an increase in interest rates. The interest rate swap agreements in place at February 28, 2002 effectively convert $7,560,000 of the Company's variable rate debt to a weighted average fixed rate of 9.2%. The swap agreements expire on varying dates through September 2002.

        The reconciliation of net income to total comprehensive income for the three and six month periods ending February 28, 2001 and 2002 was as follows:

	Three months ended Feb 28		Six months ended Feb 28
	2001	2002	2001	2002
Net income	$657,000	$393,000	$1,849,000	$898,000
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(9,000)	—	(9,000)
Changes in value of interest rate swaps	(77,000)	66,000	(152,000)	90,000

Total comprehensive income	$580,000	$450,000	$1,697,000	$979,000

7.    Segment reporting

	Three months ended Feb 28		Six months ended Feb 28
	2001	2002	2001	2002
Net sales:
Engineered polymer components	$26,576,000	$23,845,000	$53,464,000	$46,655,000
Extruded plastic products	5,366,000	3,248,000	10,476,000	5,619,000

Consolidated	$31,942,000	$27,093,000	$63,940,000	$52,274,000

Operating income:
Engineered polymer components	$2,973,000	$1,831,000	$6,300,000	$3,572,000
Extruded plastic products	(529,000)	(225,000)	(777,000)	(212,000)
All other	(433,000)	(337,000)	(751,000)	(571,000)

Consolidated	$2,011,000	$1,269,000	$4,772,000	$2,789,000

	August 31, 2001	February 28, 2002
Identifiable assets:
Engineered polymer components	$80,618,000	$81,977,000
Extruded plastic products	14,867,000	17,576,000
All other	2,794,000	3,086,000

Consolidated	$98,279,000	$102,639,000

        Interest expense and income taxes are not shown in the above table, as they are not fully allocated by segment. "All other" includes corporate and other non-operating items not allocated by segment.

8.    Sale of preferred stock

        In December 2001, the Company sold 5,000 shares of preferred stock to a private investor group at $1,000 per share. No dividends are required to be paid on the stock, but the preferred stockholders have the right to require the Company to repurchase the stock during a one-year period beginning December 14, 2004 at an aggregate price which increases daily from $7,025,000 on December 14, 2004 to $7,868,000 on December 13, 2005. The preferred stock is convertible into an aggregate of 625,000 shares of common stock at any time until December 13, 2006, at which time it will be redeemed, if still outstanding, for an aggregate price of $5,000,000.

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

Results of Operations

        The following table sets forth certain information, derived from Summa's unaudited condensed consolidated statements of income, as a percent of sales for the three and six month periods ended February 28, 2001 and 2002, and the Company's effective income tax rate during those periods:

	Three months ended Feb 28		Six months ended Feb 28
	2001	2002	2001	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.2%	75.9%	74.5%	74.3%

Gross profit	24.8%	24.1%	25.5%	25.7%
S,G & A and other expenses	18.5%	19.4%	18.0%	20.4%

Operating income	6.3%	4.7%	7.5%	5.3%
Interest expense, net	3.3%	2.4%	3.1%	2.7%

Income before tax	3.0%	2.3%	4.4%	2.6%
Provision for income taxes	.9%	.8%	1.5%	.9%

Net income	2.1%	1.5%	2.9%	1.7%

Effective tax rate	31.2%	35.4%	34.0%	35.5%

        Sales for the second quarter, ended February 28, 2002, decreased $4,849,000, or 15%, compared to the same period in the prior year, despite the inclusion of the sales of newly acquired operations, due to decreased sales in previously owned operations. Due to the general business downturn, same business sales in the second quarter were down 12% in the Engineered Polymer Components segment, down 47% in the Extruded Plastic Products segment, and down 18% overall, compared to the second quarter of fiscal 2001. Of the 18% of sales decline, approximately 6% was a result of the discontinuation of some commodity products and manufacturing services, primarily in the Extruded Plastic Products segment.

        Sales for the six months ended February 28, 2002 decreased $11,666,000, or 18%, compared to the same period in the prior year, despite the inclusion of the sales of newly acquired operations, due to decreased sales in previously owned operations. Due to the general business downturn, same business sales in the period were down 17% in the Engineered Polymer Components segment, down 52% in the Extruded Plastic Products segment, and down 22% overall, compared to the first six months of fiscal 2001. Of the 22% sales decline, approximately 6% was a result of the discontinuation of some commodity products and manufacturing services, primarily in the Extruded Plastic Products segment.

        Gross profit for the second quarter decreased $1,396,000, or 18%, from the comparable prior year period, primarily due to the effects of sales decreases in previously owned operations, and increased costs and inefficiencies related to the discontinuation of services of a key vendor, partially offset by the effects of acquisitions and cost reduction measures. As a percent of sales, gross profit decreased from 24.8% to 24.1%.

        Gross profit for the six months ended February 28, 2002 decreased $3,362,000, or 20%, from the comparable prior year period, primarily due to the effects of sales decreases in previously owned operations and increased costs and inefficiencies related to the discontinuation of services of a key vendor, partially offset by the effects of acquisitions and cost reduction measures. As a percent of sales, gross profit increased from 25.5% to 25.7%.

        Operating expenses for the second quarter ended February 28, 2002 decreased $654,000, or 11%, from the comparable prior year period, primarily due to decreases in operating expenses of previously owned operations partially offset by the inclusion of the operating expenses of recently acquired businesses. As a percent of sales, operating expenses increased from 18.5% to 19.4%, primarily as a result of decreased sales levels. Operating margin decreased from 6.3% in the second quarter of fiscal 2001 to 4.7% in the second quarter in fiscal 2002 as a result of the changes in gross margin and operating expenses discussed above.

        Operating expenses for the six months ended February 28, 2002 decreased $854,000, or 7%, from the comparable prior year period, primarily due to decreases in operating expenses of previously owned operations partially offset by the inclusion of the operating expenses of recently acquired businesses. As a percent of sales, operating expenses increased from 18.0% to 20.4%, primarily as a result of decreased sales levels and the blending of newly acquired businesses with historically higher operating expenses. Operating margin decreased from 7.5% in the first six months of fiscal 2001 to 5.3% in the first six months of fiscal 2002 as a result of the changes in gross margin and operating expenses discussed above.

        Net interest expense for the quarter ended February 28, 2002 decreased $395,000 from the comparable prior year period, primarily due to decreased debt levels and lower average interest rates.

        Net interest expense for the six months ended February 28, 2002 decreased $575,000 from the comparable prior year period, primarily due to decreased debt levels and lower average interest rates.

        The effective tax rate in the second quarter of fiscal 2002 increased from 31.2% to 35.4% in the comparable prior year period, due to a change in the distribution of earnings among various tax jurisdictions.

        The effective tax rate in the six months ended February 28, 2002 increased from 34.0% to 35.5% in the comparable prior year period, due to a change in the distribution of earnings among various tax jurisdictions.

        The Company's backlog of unfilled orders, believed to be firm, increased from $7,982,000 at August 31, 2001 to $9,721,000 at February 28, 2002 due to an increase in new orders and the inclusion of backlog of recently acquired operations. Because the length of time between entering an order and shipping the product is typically shorter than one month, backlog levels are not a reliable indicator of future sales volume.

        The following tables set forth the relative contribution of each of Summa's reportable segments to the sales and operating income of the entire Company and the operating margins of each segment:

Relative Contribution by Segment

	Three months ended Feb 28		Six months ended Feb 28
	2001	2002	2001	2002
Net sales
Engineered polymer components	83.2%	88.0%	83.6%	89.3%
Extruded plastic products	16.8%	12.0%	16.4%	10.7%

Consolidated	100.0%	100.0%	100.0%	100.0%

Operating income
Engineered polymer components	147.8%	144.3%	132.0%	128.1%
Extruded plastic products	(26.3)%	(17.7)%	(16.3)%	(7.6)%
All other	(21.5)%	(26.6)%	(15.7)%	(20.5)%

Consolidated	100.0%	100.0%	100.0%	100.0%

Operating Margin by Segment

	Three months ended Feb 28		Six months ended Feb 28
	2001	2002	2001	2002
Engineered polymer components	11.2%	7.7%	11.8%	7.7%
Extruded plastic products	(9.9)%	(6.9)%	(7.4)%	(3.8)%
Consolidated	6.3%	4.6%	7.5%	5.3%

        The decrease in the operating profit of the Engineered Polymer Components segment for the quarter and six month period is primarily due to the effects of decreased sales in previously owned operations partially offset by the contribution of newly acquired operations and non-recurring plant consolidation expenses incurred in the prior year periods.

        The decrease in the operating loss of the Extruded Plastic Products segment for the quarter and six month period is primarily due to the elimination of unprofitable commodity sales and non-recurring plant consolidation expenses incurred in the prior year periods and due to the inclusion of the results of recently acquired operations.

        The increase in assets in the Engineered Components Segment and Extruded Plastic Products segment is primarily due to the inclusion of the assets of recently acquired operations.

Liquidity and Capital Resources

        Working Capital.    The Company's working capital at February 28, 2002 was $18,303,000, compared to $14,539,000 at August 31, 2001. The increase was primarily associated with the reduction in debt with short term maturities and the inclusion of the assets and liabilities of recently acquired operations.

        Financing Arrangements.    The Company has several debt relationships as described below. Substantially all of the Company's assets are pledged to secure debt. The term debt and revolving line of credit require compliance with financial and operating covenants.

        Summary of the Company's debt at February 28, 2002:

Description of Debt	Balance	Weighted Average Interest Rate	Additional Availability	Due
Bank line of credit	$8,590,000	4.2%	$8,773,000	2003
Bank term loans	12,567,000	9.0%	—	2002-2005
Real estate loans and other	12,618,000	4.5%	—	2002-2021

Total debt	$33,775,000	6.1%	$8,773,000

        Interest rates on most of the bank term loans are fixed for periods of one to four years. Interest rates on the bank line of credit are generally based on LIBOR, are subject to market fluctuation and are subject to reduction as the Company achieves certain financial milestones. Interest rates on most of the real estate and other loans are based on LIBOR or other floating rates subject to market fluctuation.

        Net cash provided by operating activities in the first six months of fiscal 2002 was $2,875,000, $1,767,000 less than in the first six months of fiscal 2001, primarily due to lower net income and changes in components of working capital.

        Cash used in investing activities in the first six months of fiscal 2002 was $4,140,000 versus $16,360,000 in the first six months of fiscal 2001, primarily due to two acquisitions in 2001 (see Note 5), compared to a smaller acquisition made in 2002.

        Cash provided by financing activities was $1,431,000 in the first six months of fiscal 2002 versus $12,968,000 in fiscal 2001, primarily due to larger financings in fiscal 2001 to fund acquisitions (see Note 5).

        Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned capital expenditures and debt service for the next twelve months. The Company has a strategy of growth by acquisition. In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed. The Company has 10,000,000 shares of common stock authorized, of which 4,418,336 shares were outstanding at February 28, 2002 and 5,000,000 shares of "blank check" preferred stock authorized, of which 5,000 shares were outstanding at February 28, 2002. The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        The Company encounters lawsuits from time to time in the ordinary course of business and, at February 28, 2002, the Company or its affiliates were parties to several civil lawsuits. Any losses that the Company may suffer from current or future lawsuits, and the effect such litigation may have upon the reputation and marketability of the Company's products, could have a material adverse impact on the results of future operations, the financial condition and prospects of the Company.

Item 2. Changes in Securities and Use of Proceeds

        As previously reported, on December 14, 2001 the Company issued and sold 5,000 shares of newly-authorized Series A Preferred Stock in a private sale made in reliance on the exemption from registration contained in Rule 506 promulgated under the Securities Act of 1933 by the Securities and Exchange Commission ("Rule 506") to three investors for an aggregated purchase price of $5,000,000. The purpose of the issuance was to fund the acquisition of the Genesta Manufacturing division ("Genesta") of Pavaco Plastics Inc., an Ontario corporation ("Pavaco"), from Pavaco and to reduce outstanding debt and strengthen the Company's financial position. The holders of the Series A Preferred Stock are not entitled to dividends or to vote prior to conversion, but are entitled to a liquidation preference of $1,000 per share (subject to adjustment upon the occurrence of certain events as set forth in the Certificate of Designations for the Series A Preferred Stock (the "Certificate of Designations")). Shares of Series A Preferred Stock are convertible at any time at the request of the holder thereof into common stock of the Company at a ratio of one hundred and twenty five shares of common stock for each share of Series A Preferred Stock, or 625,000 shares in the aggregate, with such conversion ratio subject to adjustment upon the occurrence of certain events as set forth in the Certificate of Designations. At the option of the holder, the Series A Preferred Stock shall be redeemed by the Company at any time commencing on the third anniversary of the date of issuance and ending immediately prior to the fourth anniversary of the date of issuance at a price which equals a twelve percent annual increase over the original issuance price in cash, subject to adjustment upon the occurrence of certain events as set forth in the Certificate of Designations. At the option of the Company, the Series A Preferred Stock may be redeemed at any time commencing on the fourth anniversary of the date of issuance and ending immediately prior to the fifth anniversary of the date of issuance at a price which equals a twenty percent annual increase over the original issuance price in cash, subject to adjustment upon the occurrence of certain events as set forth in the Certificate of Designations. Unless earlier converted or redeemed, on the fifth anniversary of the date of issuance any Series A Preferred Stock outstanding shall be redeemed by the Company at the original issuance price, subject to adjustment upon the occurrence of certain events as set forth in the Certificate of Designations.

        As previously reported, in connection with the acquisition of Genesta on January 4, 2002, the Company issued 40,000 shares of the Company's unregistered common stock to Pavaco as partial consideration for the acquisition, with the right of the holder thereof to require the Company to repurchase such stock for $13.25 per share for a ninety day period commencing eighteen months from closing. This issuance was made in reliance on the exemption from registration contained in Rule 506.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of Stockholders held on December 17, 2001, incumbent directors James R. Swartwout, Byron C. Roth and Jack L. Watts were re-elected to the Board of

Directors of the Company to serve as one Class of the Board of Directors for a three year term and until their successors are elected and qualified. Messr. Swartwout received 2,981,181 votes in his favor, with 722,910 votes withheld, and Messrs. Roth and Watts each received 3,159,550 votes in their favor, with 545,541 votes withheld. Incumbent directors William R. Zimmerman, David C. McConaughy, Michael L. Horst and Josh T. Barnes are members of two additional Classes of the Board of Directors, and their terms of office continued after the Annual Meeting. In addition, a proposal to approve and adopt an amendment to the Company's 1999 Stock Option Plan under which options to purchase up to an additional 250,000 shares of the Company's Common Stock which may be granted to the Company's directors, officers, employees, agents and others was approved, with 1,666,672 votes in favor, 437,432 votes against, and 1,599,987 abstentions and broker non-votes.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

        2.1  Asset Purchase Agreement dated January 4, 2002 by and among Genesta Inc., an Ontario corporation ("Buyer"), Pavaco Plastics Inc., an Ontario corporation ("Seller"), 1238579 Ontario Inc., an Ontario corporation ("Lessor"), and the Company, a Delaware corporation and the parent of Buyer ("Parent"), regarding the purchase by Buyer of substantially all of the assets of the Genesta Manufacturing division from Seller.*

        4.1  Certificate of Designations of the Series A Preferred Stock of the Company filed with the Delaware Secretary of State on December 14, 2001.*

        4.2  Series A Preferred Stock Purchase Agreement by and among the Company and the Investors set forth therein dated December 14, 2001.*

*
Incorporated by reference from the Company's Form 10-Q dated November 30, 2001.

(b)  Current Reports on Form 8-K.

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 28, 2002.

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

Summa Industries INDEX
Summa Industries CONDENSED CONSOLIDATED BALANCE SHEETS
Summa Industries CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Summa Industries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Summa Industries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS February 28, 2002 (unaudited)
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES