Form 10-Q
period 2002-05-31
SUMMA INDUSTRIES/
filed 2002-07-11
CIK 62262

QuickLinks -- Click here to rapidly navigate through this document

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

May 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission file no. 1-7755

Summa Industries
(Name of registrant as specified in its charter)

Delaware	95-1240978
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

21250 Hawthorne Boulevard, Suite 500, Torrance, California 90503
(Address of principal executive offices, including zip code)

Registrant's telephone number: (310) 792-7024

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares of common stock outstanding as of June 30, 2002 was 4,440,019.

Summa Industries

INDEX

Summa Industries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	August 31, 2001	May 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$246,000	$49,000
Accounts receivable	16,513,000	19,227,000
Inventories	13,383,000	13,243,000
Prepaid expenses and other	3,244,000	3,468,000

Total current assets	33,386,000	35,987,000

Property, plant and equipment	50,359,000	52,849,000
Less accumulated depreciation	(20,792,000)	(24,230,000)

Net property, plant and equipment	29,567,000	28,619,000

Other assets	164,000	135,000
Goodwill and other intangibles, net	35,162,000	37,137,000

Total assets	$98,279,000	$101,878,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,594,000	$6,159,000
Accrued liabilities	5,571,000	6,172,000
Current maturities of long-term debt	7,682,000	5,930,000

Total current liabilities	18,847,000	18,261,000

Long-term debt, net of current maturities	29,178,000	25,398,000
Other long-term liabilities	4,447,000	3,967,000

Total long-term liabilities	33,625,000	29,365,000

Mandatorily redeemable convertible preferred stock	—	5,289,000
Mandatorily redeemable common stock	—	530,000

Stockholders' equity:
Common stock, par value $.001; 10,000,000 shares authorized; issued and outstanding: 4,297,313 at August 31, 2001 and 4,428,211 at May 31, 2002	18,048,000	18,330,000
Retained earnings	27,887,000	30,111,000
Accumulated other comprehensive (loss)	(128,000)	(8,000)

Total stockholders' equity	45,807,000	48,433,000

Total liabilities and stockholders' equity	$98,279,000	$101,878,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended May 31		Nine months ended May 31
	2001	2002	2001	2002
Net sales	$33,199,000	$32,861,000	$97,139,000	$85,135,000
Cost of sales	24,297,000	24,152,000	71,959,000	62,985,000

Gross profit	8,902,000	8,709,000	25,180,000	22,150,000
Selling, general, administrative and other expenses	5,924,000	6,104,000	17,430,000	16,756,000

Operating income	2,978,000	2,605,000	7,750,000	5,394,000
Interest expense	1,020,000	584,000	2,991,000	1,980,000

Income before income taxes	1,958,000	2,021,000	4,759,000	3,414,000
Provision for income taxes	640,000	695,000	1,592,000	1,190,000

Net income	$1,318,000	$1,326,000	$3,167,000	$2,224,000

Preferred stock accretion	—	173,000	—	289,000

Net income available to common stockholders	$1,318,000	$1,153,000	$3,167,000	$1,935,000

Earnings per common share
Basic	$.31	$.26	$.75	$.44
Diluted	$.30	$.25	$.72	$.43

See accompanying notes to condensed consolidated financial statements.

Summa Industries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended May 31
	2001	2002
Operating activities:
Net income	$3,167,000	$2,224,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,230,000	3,808,000
Amortization	835,000	952,000
(Gain) loss on disposition of property, plant and equipment	(186,000)	1,000
Net change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,729,000	(1,465,000)
Inventories	2,625,000	665,000
Prepaid expenses and other assets	(213,000)	(127,000)
Accounts payable	(1,411,000)	(498,000)
Accrued liabilities	(1,756,000)	230,000

Total adjustments	6,853,000	3,566,000

Net cash provided by operating activities	10,020,000	5,790,000

Investing activities:
Acquisition of businesses (Note 5)	(15,998,000)	(2,685,000)
Purchases of property and equipment	(2,591,000)	(2,384,000)
Proceeds from sale of property and equipment	873,000	37,000
Proceeds from insurance claim	403,000	—

Net cash (used in) investing activities	(17,313,000)	(5,032,000)

Financing activities:
Net proceeds from (payments on) line of credit	(775,000)	83,000
Proceeds from issuance of long-term debt	17,406,000	4,007,000
Payments on long-term debt	(9,321,000)	(10,377,000)
Proceeds from the exercise of stock options	238,000	332,000
Proceeds from sale of preferred stock	—	5,000,000
Proceeds from sale of common stock	62,000	—

Net cash provided by (used in) financing activities	7,610,000	(955,000)

Net increase (decrease) in cash and cash equivalents	317,000	(197,000)
Cash and cash equivalents, beginning of period	343,000	246,000

Cash and cash equivalents, end of period	$660,000	$49,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2002

(unaudited)

1.    Basis of presentation

        The accompanying condensed consolidated financial statements of Summa Industries (the "Company") have been condensed in certain respects and should, therefor, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company's Annual Report on Form 10-K for the year ended August 31, 2001. In the opinion of the Company, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. The results of operations for the nine months ended May 31, 2002 are not necessarily indicative of the results to be expected for the full year ending August 31, 2002.

Recent accounting pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets." These statements eliminate the pooling of interests method of accounting for business combinations as of June 30, 2001 and eliminate the amortization of goodwill for all fiscal years beginning after December 15, 2001. Goodwill will be accounted for under an impairment-only method after this date. The Company has adopted SFAS 141 and SFAS 142, with respect to new goodwill, as of July 1, 2001 and anticipates adopting SFAS 142 with respect to existing goodwill as of September 1, 2002, the first day of its 2003 fiscal year. The adoption of SFAS 141 has not impacted the Company's financial condition or results of operations. In accordance with SFAS 142, existing goodwill as of July 1, 2001 will continue to be amortized through the remainder of fiscal 2002 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. The Company is currently assessing the impact of adopting SFAS 142 with respect to existing goodwill. Total goodwill amortization was $278,000 and $277,000 for the quarters ended May 31, 2001 and May 31, 2002, respectively, and was $772,000 and $833,000 for the nine months ended May 31, 2001 and May 31, 2002, respectively.

        In August 2001, the FASB issued Statement of Accounting Standards No. 143 ("SFAS 143") "Accounting for Asset Retirement Obligations". SFAS 143 is to be adopted for all fiscal years beginning after June 15, 2002. The Company plans to adopt SFAS 143 in fiscal 2003. The Company is currently reviewing the requirements of SFAS 143 and has not yet determined its impact, if any, on the Company's financial position and results of operations.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 is to be adopted for all fiscal years beginning after December 15, 2001. The Company plans to adopt SFAS 144 in fiscal year 2003. The Company is currently reviewing the requirements of SFAS 144 and has not yet determined its impact, if any, on the Company's financial position and results of operations.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145") "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which requires that the extinguishment of debt not be considered an extraordinary item under APB Opinion No. 30 ("APB 30") "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB 30. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The adoption of SFAS 145 is not expected to have a material impact on the Company's financial position and results of operation.

2.    Inventories

        Inventories were as follows:

	August 31, 2001	May 31, 2002
Finished goods	$6,375,000	$5,637,000
Work in process	533,000	516,000
Materials and parts	6,475,000	7,090,000

	$13,383,000	$13,243,000

3.    Earnings per share

        Basic earnings per share ("EPS") was computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. The Company has 5,000 shares of convertible preferred stock outstanding with an original issue price of $5,000,000. No dividends are required to be paid on the stock, but the preferred stockholders have the right, provided the preferred stock has not been converted to common shares, to require the Company to repurchase the stock during a one year period beginning December 14, 2004 at an aggregate price which increases daily from $7,025,000 on December 14, 2004 to $7,868,000 on December 13, 2005. The net income available to common stockholders used in the EPS calculations is the reported net income less the accretion in the value of the preferred stock.

        Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS was calculated using the "treasury stock" method as if dilutive options had been exercised and the funds were used to purchase common shares at the average market price during the period. Options to purchase 558,776 common shares as of May 31, 2001 and 428,376 common shares as of May 31, 2002 were excluded from the calculation of equivalent shares, as they would have been anti-dilutive. The 5,000 shares of outstanding preferred stock, convertible into 625,000 shares of common stock, were excluded from the calculation of equivalent shares, as they would have been anti-dilutive.

        The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for "income available to common stockholders" and other disclosures required by Statement of Accounting Standards No. 128, "Earnings per Share":

	Three months ended May 31		Nine months ended May 31
	2001	2002	2001	2002
Numerators:
Net income	$1,318,000	$1,326,000	$3,167,000	$2,224,000
Preferred stock accretion	—	(173,000)	—	(289,000)

Income available to common stockholders	$1,318,000	$1,153,000	$3,167,000	$1,935,000

Denominators:
Weighted average shares outstanding—basic	4,264,000	4,425,000	4,247,000	4,389,000
Impact of common shares to be issued under stock option plans	141,000	115,000	170,000	112,000

Weighted average shares outstanding—diluted	4,405,000	4,540,000	4,417,000	4,501,000

4.    Supplemental cash flow information

	Nine months ended May 31
	2001	2002
Cash paid during the period:
Interest	$3,190,000	$1,954,000
Income taxes	$1,377,000	$398,000
Non-cash investing and financing activities:
Details of acquisitions
Fair value of assets acquired	$19,793,000	$5,283,000
Liabilities assumed or incurred	(2,808,000)	(2,598,000)

Cash paid	16,985,000	2,685,000
Less cash acquired	(987,000)	—

Net cash used in acquisitions	$15,998,000	$2,685,000

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

        On January 4, 2002, Summa acquired substantially all of the assets of the Genesta Manufacturing division ("Genesta") of Pavaco Plastics, Inc. Genesta manufactures extruded sheet and profiles and thermoformed components for the lighting and other industries. The primary reasons for the acquisition are that the acquisition of Genesta increases the Company's North American market share, provides entrée to new markets, provides a low cost manufacturing location and provides other manufacturing cost and sales and distribution synergies. The aggregate purchase price paid for the assets consisted of $2,685,000 in cash, an unsecured note for $627,000, 40,000 shares of the Company's unregistered common stock valued at $530,000, preliminary liabilities assumed or incurred of $1,391,000 and acquisition costs of $50,000. The note is subject to a one-time adjustment based on working capital. The value assigned to the shares of common stock is the amount for which the seller may require the Company to repurchase the shares for a 90 day period commencing July 4, 2003. The transaction was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair value of net acquired assets was $2,410,000, which has been recorded as goodwill.

        The results of operations of each of the above described acquisitions have been included in the consolidated results of operations and statements of cash flows of the Company since the date of acquisition. The following pro forma financial information presents the results of operations of the Company as though the acquisitions had been made as of September 1, 2000. Pro forma adjustments have been made to give effect to the amortization of goodwill and other intangibles, adjustments in depreciation and inventory value, interest expense related to acquisition debt, the related tax effects and the effect upon basic and diluted earnings per share of accretion in the value of preferred stock issued to finance the Genesta acquisition.

	Three months ended May 31	Nine months ended May 31
	2001	2001	2002
Net sales	$35,353,000	$105,345,000	$88,007,000
Net income available to common stockholders	$1,245,000	$2,899,000	$1,844,000
Earnings per common share:
Basic	$.29	$.68	$.42
Diluted	$.28	$.66	$.41

        The pro forma results in the preceding table are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of the periods presented or the results which may be achieved in the future.

6.    Comprehensive income

        As part of its interest rate management program, the Company periodically enters into interest rate swap agreements with respect to portions of its outstanding debt. The purpose of these swaps is to mitigate the adverse effect on cash flows of an increase in interest rates. The interest rate swap agreements in place at May 31, 2002 effectively convert $1,328,000 of the Company's variable rate debt to a weighted average fixed rate of 9.3%. The swap agreements expire in September 2002.

        The reconciliation of net income to total comprehensive income for the three and nine month periods ending May 31, 2001 and 2002 was as follows:

	Three months ended May 31		Nine months ended May 31
	2001	2002	2001	2002
Net income	$1,318,000	$1,326,000	$3,167,000	$2,224,000
Cumulative effect of accounting change	—	—	(36,000)	—
Other comprehensive income (loss):
Foreign currency translation adjustments	—	9,000	—	—
Changes in value of interest rate swaps	4,000	30,000	(112,000)	120,000

Total comprehensive income	$1,322,000	$1,365,000	$3,019,000	$2,344,000

7.    Segment reporting

	Three months ended May 31		Nine months ended May 31
	2001	2002	2001	2002
Net sales
Engineered polymer components	$28,945,000	$28,451,000	$82,409,000	$75,106,000
Extruded plastic products	4,254,000	4,410,000	14,730,000	10,029,000

Consolidated	$33,199,000	$32,861,000	$97,139,000	$85,135,000

Operating income (loss)
Engineered polymer components	$3,714,000	$2,761,000	$10,014,000	$6,333,000
Extruded plastic products	(381,000)	327,000	(1,158,000)	115,000
All other	(355,000)	(483,000)	(1,106,000)	(1,054,000)

Consolidated	$2,978,000	$2,605,000	$7,750,000	$5,394,000

	August 31, 2001	May 31, 2002
Identifiable assets
Engineered polymer components	$80,618,000	$81,725,000
Extruded plastic products	14,867,000	17,555,000
All other	2,794,000	2,598,000

Consolidated	$98,279,000	$101,878,000

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

Critical Accounting Policies and Estimates

        The following discussion and analysis of the Company's financial condition and results of operations are based upon the condensed consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions in applying certain critical accounting policies. Certain accounting estimates are particularly sensitive because of their significance to the Company's condensed consolidated financial statements and because of the possibility that future events affecting the estimates could differ markedly from current expectations. The Company believes that the following are some of the more critical judgment areas in the application of its accounting policies that affect the Company's financial statements.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

        The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell.

        The Company has a significant amount of property and equipment and intangible assets. The determination as to whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable involves management's judgment. In addition, should the Company conclude that recoverability of an asset is in question, the estimate of undiscounted future operating cash flows to determine whether an asset is recoverable and, if not, the final determination of the fair value of the asset are also based on the judgment of management. These judgments can be impacted by a variety of underlying assumptions, such as the general business climate, effectiveness of competition and supply and cost of resources. Accordingly, actual results can differ significantly from the assumptions made by management in making its estimates. Future changes in management's estimates could result in indicators of impairment and future impairment charges.

        New accounting standards to be adopted by the Company effective September 1, 2002 eliminate the impairment recoverability tests for goodwill and certain other intangible assets with indefinite lives and require that such assets be valued at the lower of their carrying value or fair value. Significant management judgment is involved in determining the fair value of assets. Accordingly, future changes in management's estimates could result in impairment charges of goodwill and indefinite lived intangible assets.

Valuation of Inventory

        The Company values its inventories at the lower of cost or market using the first-in, first-out (FIFO) method. Accordingly, the Company records adjustments to the value of inventory based upon obsolescence and changes in market value. The Company has evaluated the current level of inventories considering planned sales volume and other factors and, based on this evaluation, has recorded adjustments to cost of goods sold for estimated decreases in value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer demand or competition differ from expectations.

Results of Operations

        The following table sets forth certain information, derived from Summa's unaudited condensed consolidated statements of income, as a percent of sales for the three and nine month periods ended May 31, 2001 and May 31, 2002, and the Company's effective income tax rate during those periods:

	Three months ended May 31		Nine months ended May 31
	2001	2002	2001	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.2%	73.5%	74.1%	74.0%

Gross profit	26.8%	26.5%	25.9%	26.0%
S,G & A and other expenses	17.8%	18.6%	17.9%	19.7%

Operating income	9.0%	7.9%	8.0%	6.3%
Interest expense, net	3.1%	1.8%	3.1%	2.3%

Income before tax	5.9%	6.1%	4.9%	4.0%
Provision for income taxes	1.9%	2.1%	1.6%	1.4%

Net income	4.0%	4.0%	3.3%	2.6%

Effective tax rate	32.7%	34.4%	33.5%	34.9%

        Sales for the third quarter, ended May 31, 2002, decreased $338,000, or 1%, compared to the same period in the prior year, due to a decrease in sales of previously owned businesses of $2,776,000, partially offset by the inclusion of $2,438,000 in sales of newly acquired operations. Due to the general business downturn and the discontinuation of some commodity products, same business sales in the third quarter were down 4% in the Engineered Polymer Components segment, 17% in the Extruded Plastic Products segment, and down 5% overall, compared to the third quarter of fiscal 2001. Of the 5% sales decline, approximately 3% was a result of lost business due to the discontinuation of some commodity products and manufacturing services, primarily in the Extruded Plastic Products segment.

        Sales for the nine months ended May 31, 2002 decreased $12,004,000, or 12%, compared to the same period in the prior year, due to a decrease in sales of previously owned businesses of $15,949,000, partially offset by the inclusion of $3,945,000 in sales of newly acquired operations. Due to the general business downturn and the discontinuation of some commodity products, same business sales in the period were down 12% in the Engineered Polymer Components segment, 41% in the Extruded Plastic

Products segment, and down 16% overall, compared to the first nine months of fiscal 2001. Of the 16% sales decline, approximately 5% was a result of lost business due to the discontinuation of and price increases on some commodity products and manufacturing services, primarily in the Extruded Plastic Products segment.

        Gross profit for the third quarter decreased $193,000, or 2%, from the comparable prior year period, primarily due to the effects of sales decreases in previously owned operations, partially offset by the effects of recently acquired businesses. As a percent of sales, gross profit decreased slightly from 26.8% to 26.5%.

        Gross profit for the nine months ended May 31, 2002 decreased $3,030,000, or 12%, from the comparable prior year period, primarily due to the effects of sales decreases in previously owned operations and increased costs and inefficiencies related to the discontinuation of services of a key vendor in the first and second quarters of fiscal 2002, partially offset by the effects of acquisitions. As a percent of sales, gross profit increased slightly from 25.9% to 26.0%.

        Operating expenses for the third quarter ended May 31, 2002 increased $180,000, or 3%, from the comparable prior year period, primarily due to the inclusion of the operating expenses of recently acquired operations and non-recurring plant closure expenses, partially offset by decreases in operating expenses of previously owned operations. As a percent of sales, operating expenses increased from 17.8% to 18.6%, primarily as a result of decreased sales levels, plant closure expenses and the blending of newly acquired operations with historically higher operating expenses. Operating margin decreased from 9.0% in the third quarter of fiscal 2001 to 7.9% in the third quarter of fiscal 2002 as a result of the changes in gross profit and operating expenses discussed above.

        Operating expenses for the nine months ended May 31, 2002 decreased $674,000, or 4%, from the comparable prior year period, primarily due to decreases in operating expenses of previously owned operations, partially offset by the inclusion of operating expenses of recently acquired operations. As a percent of sales, operating expenses increased from 17.9% to 19.7%, primarily as a result of decreased sales levels and the blending of newly acquired operations with historically higher operating expenses. Operating margin decreased from 8.0% in the first nine months of fiscal 2001 to 6.3% in the first nine months of fiscal 2002 as a result of the changes in gross profit and operating expenses discussed above.

        Net interest expense for the quarter ended May 31, 2002 decreased $436,000 from the comparable prior year period, primarily due to decreased debt levels and lower average interest rates.

        Net interest expense for the nine months ended May 31, 2002 decreased $1,011,000 from the comparable prior year period, primarily due to decreased debt levels and lower average interest rates.

        The effective tax rate in the third quarter of fiscal 2001 increased to 34.4% from 32.7% in the comparable prior year period, due to a change in the distribution of earnings among various tax jurisdictions.

        The effective tax rate in the nine months ended May 31, 2002 increased to 34.9% from 33.5% in the comparable prior year period due to a change in the distribution of earnings among various tax jurisdictions.

        The Company's backlog of unfilled orders, believed to be firm, increased from $7,982,000 at August 31, 2001 to $10,607,000 at May 31, 2002 due to an increase in new orders and the inclusion of backlog of recently acquired operations. Because the length of time between entering an order and shipping the product is typically shorter than one month, backlog levels are not a reliable indicator of future sales volume.

        The following tables set forth the relative contribution of each of Summa's reportable segments to the sales and operating income of the entire Company and the operating margins of each segment:

Relative Contribution by Segment

	Three months ended May 31		Nine months ended May 31
	2001	2002	2001	2002
Net sales
Engineered polymer components	87.2%	86.6%	84.8%	88.2%
Extruded plastic products	12.8%	13.4%	15.2%	11.8%

Consolidated	100.0%	100.0%	100.0%	100.0%

Operating income (loss)
Engineered polymer components	124.7%	106.0%	129.2%	117.4%
Extruded plastic products	(12.8)%	12.5%	(14.9)%	2.1%
All other	(11.9)%	(18.5)%	(14.3)%	(19.5)%

Consolidated	100.0%	100.0%	100.0%	100.0%

Operating Margin by Segment

	Three months ended May 31		Nine months ended May 31
	2001	2002	2001	2002
Engineered polymer components	12.0%	9.7%	12.0%	8.4%
Extruded plastic products	(11.1)%	7.4%	8.5%	1.5%
Consolidated	7.9%	7.9%	7.7%	6.3%

        The decrease in the operating profit of the Engineered Polymer Components segment for the quarter and nine month period is primarily due to the effects of decreased sales in previously owned operations partially offset by the contribution of newly acquired operations and non-recurring plant consolidation expenses incurred in the prior year periods.

        The improvement in the operating results of the Extruded Plastic Products segment for the quarter and nine month period is primarily due to the effects of the elimination of unprofitable commodity sales, non-recurring plant consolidation expenses incurred in the prior year periods, and due to the inclusion of the results of recently acquired operations.

        Regarding segment assets, the increase in assets in the Engineered Polymer Components segment is due primarily to the inclusion of the assets of recently acquired operations partially offset by a decrease in the assets of the previously owned operations. The increase in assets in the Extruded Plastic Products segment is due to the inclusion of the assets of recently acquired operations. See footnotes 5 and 7 in Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

        Working Capital.    The Company's working capital at May 31, 2002 was $17,726,000, compared to $14,539,000 at August 31, 2001. The increase was primarily associated with the reduction in debt with short-term maturities and the inclusion of the assets and liabilities of recently acquired operations.

        Financing Arrangements.    The Company has several debt relationships as described below. Substantially all of the Company's assets are pledged to secure debt. The Company is in compliance with the financial and operating covenants required by the term debt and bank line of credit.

        Summary of the Company's debt at May 31, 2002:

Description of Debt	Balance	Weighted Average Interest Rate	Additional Availability	Due
Bank line of credit	$7,446,000	4.2%	$9,006,000	2003
Bank term loans	11,473,000	9.0%	—	2001-2005
Real estate loans and other	12,409,000	4.5%	—	2001-2021

Total debt	$31,328,000	6.1%	$9,006,000

        Interest rates on most of the bank term loans are fixed for periods of four months to four years. Interest rates on the bank line of credit are generally based on LIBOR, are subject to market fluctuation and are subject to reduction as the Company achieves certain financial milestones. Interest rates on most of the real estate and other loans are based on LIBOR or other floating rates subject to market fluctuation.

        Net cash provided by operating activities in the first nine months of fiscal 2002 was $5,790,000, $4,340,000 less than in the first nine months of fiscal 2001, due to lower net income and changes in components of working capital.

        Cash used in investing activities in the first nine months of fiscal 2002 was $5,032,000 versus $17,313,000 in the first nine months of fiscal 2001, primarily due to a larger acquisition financed in fiscal 2001 (see Note 5) compared to a smaller acquisition made in fiscal 2002.

        Cash used in financing activities was $955,000 in the first nine months of fiscal 2002 versus $7,610,000 provided by financing activities in fiscal 2001, primarily due to a larger acquisition financed in fiscal 2001 (see Note 5).

        Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned capital expenditures and debt service for the next twelve months. The Company has a strategy of growth by acquisition. In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed. The Company has 10,000,000 shares of common stock authorized, of which 4,428,211 shares were outstanding at May 31, 2002 and 5,000,000 shares of "blank check" preferred stock authorized, of which 5,000 shares were outstanding at May 31, 2002. The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        The Company encounters lawsuits from time to time in the ordinary course of business and, at May 31, 2002, the Company or its affiliates were parties to several civil lawsuits. Any losses that the Company may suffer from current or future lawsuits, and the effect such litigation may have upon the reputation and marketability of the Company's products, could have a material adverse impact on the results of future operations, the financial condition and prospects of the Company.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibit

        None.

(b)  Current Reports on Form 8-K

        Form 8-K dated May 20, 2002 relating to the dismissal of Arthur Andersen LLP and the retention of KPMG LLP as the Company's independent public accountants.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 10, 2002.

Summa Industries

/s/ James R. Swartwout	/s/ Trygve M. Thoresen
James R. Swartwout President and Chief Financial Officer	Trygve M. Thoresen Vice President and Secretary

QuickLinks

Summa Industries INDEX
Summa Industries CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
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