Form 10-Q
period 2002-11-30
SUMMA INDUSTRIES/
filed 2002-12-24
CIK 62262

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
November 30, 2002
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
(Address of principle executive offices, including zip code)

Registrant's telephone number: (310) 792-7024

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        The number of shares of common stock outstanding as of December 20, 2002 was 4,471,592.

Summa Industries

Summa Industries
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	November 30, 2001	August 31, 2002	November 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$208,000	$690,000	$1,170,000
Accounts receivable	15,105,000	17,594,000	16,825,000
Inventories	14,056,000	12,313,000	12,178,000
Prepaid expenses and other	3,502,000	3,181,000	3,352,000

Total current assets	32,871,000	33,778,000	33,525,000

Property, plant and equipment	51,186,000	51,845,000	52,840,000
Less accumulated depreciation	(22,108,000)	(25,025,000)	(26,195,000)

Net property, plant and equipment	29,078,000	26,820,000	26,645,000

Other assets	167,000	124,000	2,899,000
Goodwill and other intangibles, net	34,864,000	36,843,000	9,625,000

Total assets	$96,980,000	$97,565,000	$72,694,000

Current liabilities:
Accounts payable	$5,264,000	$6,410,000	$5,264,000
Accrued liabilities	4,704,000	6,001,000	5,043,000
Current maturities of long-term debt	7,653,000	5,066,000	5,062,000

Total current liabilities	17,621,000	17,477,000	15,369,000

Long-term debt, net of current maturities	28,300,000	19,845,000	19,641,000
Other long-term liabilities	4,259,000	4,658,000	2,641,000

Total long-term liabilities	32,559,000	24,503,000	22,282,000

Mandatorily redeemable convertible preferred stock, par value $.001, 5,000 shares authorized, issued and outstanding	—	5,366,000	5,551,000

Stockholders' equity:
Common stock, par value $.001; 10,000,000 shares authorized; issued and outstanding: 4,368,836 at November 30, 2001, 4,401,769 at August 31, 2002 and 4,474,492 at November 30, 2002	18,512,000	18,894,000	19,540,000
Retained earnings	29,392,000	31,325,000	9,952,000
Cumulative other comprehensive (loss)	(104,000)	—	—

Total stockholders' equity	46,800,000	50,219,000	29,492,000

Total liabilities and stockholders' equity	$96,980,000	$97,565,000	$72,694,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended November 30
	2001	2002
Net sales	$25,181,000	$28,548,000
Cost of sales	18,280,000	20,890,000

Gross profit	6,901,000	7,658,000
Selling, general, administrative and other expenses	5,381,000	5,499,000

Operating income	1,520,000	2,159,000
Interest expense	735,000	405,000

Income before income taxes and cumulative effect of a change in accounting principle	785,000	1,754,000
Provision for income taxes	280,000	599,000

Income before cumulative effect of a change in accounting principle	505,000	1,155,000
Cumulative effect of a change in accounting principle	—	(22,343,000)

Net income (loss)	$505,000	$(21,188,000)

Preferred stock accretion	—	$184,000
Net income (loss) available to common stockholders:
Before cumulative effect of a change in accounting principle	$505,000	$971,000
After cumulative effect of a change in accounting principle	$505,000	$(21,372,000)

Earnings per common share before cumulative effect of a change in accounting principle
Basic	$.12	$.22
Diluted	$.11	$.21

Earnings (loss) per common share after cumulative effect of a change in accounting principle
Basic	$.12	$(4.82)
Diluted	$.11	$(4.70)

See accompanying notes to condensed consolidated financial statements.

Summa Industries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended November 30
	2001	2002
Operating activities:
Net income (loss)	$505,000	$(21,188,000)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,316,000	1,189,000
Amortization	298,000	63,000
Cumulative effect of a change in accounting principle	—	22,343,000
Net change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,408,000	769,000
Inventories	(673,000)	135,000
Prepaid expenses and other assets	(261,000)	(147,000)
Accounts payable	(330,000)	(1,146,000)
Accrued liabilities	(792,000)	(533,000)

Total adjustments	966,000	22,673,000

Net cash provided by operating activities	1,471,000	1,485,000

Investing activities:
Purchases of property and equipment	(827,000)	(1,014,000)

Net cash (used in) investing activities	(827,000)	(1,014,000)

Financing activities:
Net proceeds from line of credit	1,497,000	1,055,000
Payments on long-term debt	(2,404,000)	(1,263,000)
Proceeds from the exercise of stock options	225,000	227,000
Purchase of common stock	—	(10,000)

Net cash provided by (used in) financing activities	(682,000)	9,000

Net increase (decrease) in cash and cash equivalents	(38,000)	480,000
Cash and cash equivalents, beginning of period	246,000	690,000

Cash and cash equivalents, end of period	$208,000	$1,170,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2002
(unaudited)

1.    Basis of presentation

        The accompanying condensed consolidated financial statements of Summa Industries (the "Company") have been condensed in certain respects and should, therefor, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company's Annual Report on Form 10-K for the year ended August 31, 2002. In the opinion of the Company, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. The results of operations for the three months ended November 30, 2002 are not necessarily indicative of the results to be expected for the full year ending August 31, 2003.

Recent accounting pronouncements

        The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets" as of September 1, 2002, the beginning of its current fiscal year. The effect of the adoption of SFAS 142 is described in Note 3, below.

        The Company adopted FASB Statement of Accounting Standards No. 143 ("SFAS 143") "Accounting for Asset Retirement Obligations" as of September 1, 2002, the beginning of its current fiscal year. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 had no effect on the Company's financial position or results of operations.

        The Company adopted FASB Statement of Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" as of September 1, 2002, the beginning of its current fiscal year. The adoption of SFAS 144 had no effect on the Company's financial position or results of operations.

        The Company adopted FASB Statement of Accounting Standards No. 145 ("SFAS 145") "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" as of September 1, 2002, the beginning of its current fiscal year. The adoption of SFAS 145 had no effect on the Company's financial position or results of operation.

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

2.    Inventories

        Inventories were as follows:

	November 30, 2001	August 31, 2002	November 30, 2002
Finished goods	$6,875,000	$5,457,000	$5,102,000
Work in process	363,000	290,000	288,000
Materials and parts	6,818,000	6,566,000	6,788,000

	$14,056,000	$12,313,000	$12,178,000

3.    Cumulative effect of a change in accounting principle

        The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), effective September 1, 2002. As a result, the Company discontinued the amortization of goodwill arising from business combinations consummated prior to June 30, 2001 that have been accounted for using the purchase method of accounting. Such goodwill aggregated to a net amount of $35,190,000 at August 31,2002 and goodwill amortization for the three months ended November 30, 2001 was $274,000.

        SFAS No. 142 also requires the Company to assess the recoverability of recorded goodwill at the adoption date. Impairments of goodwill that are identified as a result of the assessment, if any, are to be reported as a cumulative change in accounting principle as of the adoption date. SFAS No. 142 requires that assessment to be completed within six months of the date of adoption and to be reported retroactively to the beginning of the year adopted.

        The Company performed a transitional fair value based impairment test on its goodwill as of September 1, 2002. As a result, an impairment charge of $22,343,000 was recorded as of September 1, 2002. The charge is presented as the cumulative effect of a change in accounting principle in the accompanying Condensed Consolidated Statements of Operations. The charge is net of an income tax benefit of $4,812,000.

        A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows:

	Three Months Ended November 30
	2001		2002
Reported net income		$505,000		$1,155,000
Add back: Goodwill amortization, net of taxes		222,000		—

Adjusted net income		$727,000		$1,155,000

Basic earnings per share:
Reported net income	$	..12	$	..22
Goodwill amortization		.05		—

Adjusted net income		$.17		$.22

Diluted earnings per share:
Reported net income		$.11		$.21
Goodwill amortization		.05		—

Adjusted net income		$.16		$.21

4.    Earnings per share

        Basic earnings per share ("EPS") was computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. The Company has 5,000 shares of convertible preferred stock outstanding with an original issue price of $5,000,000. No dividends are required to be paid on the stock, but the preferred stockholders have the right, provided the preferred stock has not been converted to common shares, to require the Company to repurchase the stock during a one year period beginning December 14, 2004 at an aggregate price which increases daily from $7,025,000 on December 14, 2004 to $7,868,000 on December 13, 2005. The net income available to common stockholders used in the EPS calculations is the net income less the reported accretion in the value of the preferred stock for that period.

        Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS was calculated using the "treasury stock" method as if dilutive options had been exercised and the funds were used to purchase common shares at the average market price during the period. Options to purchase 624,634 common shares as of November 30, 2001 and 397,940 common shares as of November 30, 2002 were excluded from the calculation of equivalent shares, as they would have been anti-dilutive. The 5,000 shares of outstanding preferred stock, convertible into 625,000 shares of common stock, were excluded from the calculation of equivalent shares for the three months ended November 30, 2002, as they would have been anti-dilutive.

        The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for "income available to common stockholders" and other disclosures required by Statement of Accounting Standards No. 128, "Earnings per Share":

	Three months ended November 30
	2001	2002
Numerators:
Before cumulative effect of a change in accounting principle:
Net income	$505,000	$1,155,000
Preferred stock accretion	—	(184,000)

Income available to common stockholders	$505,000	$971,000

After cumulative effect of a change in accounting principle:
Net income (loss)	$505,000	$(21,188,000)
Preferred stock accretion	—	(184,000)

Income (loss) available to common stockholders	$505,000	$(21,372,000)

Denominators:
Weighted average shares outstanding—basic	4,336,000	4,437,000
Impact of common shares to be issued under stock option plans	117,000	115,000

Weighted average shares outstanding—diluted	4,453,000	4,552,000

5.    Supplemental cash flow information

	Three months ended November 30
	2001	2002
Cash paid during the period:
Interest	$694,000	$369,000
Income taxes	$9,000	$741,000
Non-cash financing activity:
Common stock issued to ESOP and 401(k)
Savings and Retirement Plan	$240,000	$429,000

6.    Comprehensive income (loss)

        As part of its interest rate management program, the Company periodically enters into interest rate swap agreements with respect to portions of its outstanding debt. The purpose of these swaps is to mitigate the adverse effect on cash flows of an increase in interest rates. There was no swap agreement in place as of November 30, 2002.

        The reconciliation of net income to total comprehensive income for the three months ending November 30, 2001 and 2002 was as follows:

	Three months ended November 30
	2001	2002
Net income (loss)	$505,000	$(21,188,000)
Changes in value of interest rate swaps	24,000	—

Total comprehensive income (loss)	$529,000	$(21,188,000)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Statements contained in this Quarterly Report on Form 10-Q, which are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding Summa's expectations, hopes, beliefs, intentions or strategies regarding the future, such as those set forth in Part II, Item 1 "Legal Proceedings" below. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in this "Management's Discussion and Analysis" section and elsewhere herein and in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002. The forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

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

        Growth has been achieved by acquisition, development of new products and expansion of the Company's sales organization. There can be no assurance that Summa will be able to continue to consummate acquisitions, develop new products or expand sales to sustain rates of revenue growth and profitability in future periods comparable to those experienced in the past several years. Any future success that the Company may achieve will depend upon many factors including factors which may be beyond the control of Summa or which cannot be predicted at this time. See "Risk Factors" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

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

        New accounting standards adopted by the Company effective September 1, 2002 eliminated the impairment recoverability tests for goodwill and certain other intangible assets with indefinite lives and require that such assets be valued at the lower of their carrying value or fair value. For a summary of the impairment charge to goodwill taken by the Company effective September 1, 2002, see Note 3 in the "Notes to Condensed Consolidated Financial Statements", above. Significant management judgment is involved in determining the fair value of assets. Accordingly, future changes in management's estimates could result in additional impairment charges of goodwill and indefinite lived intangible assets.

        Valuation of Inventory.    The Company values its inventories at the lower of cost or market using the first-in, first-out (FIFO) method. Accordingly, the Company records adjustments to the value of inventory based upon obsolescence and changes in market value as permanent changes in the carrying amount of such inventory until its ultimate sale or other disposition. The Company has evaluated the current level of inventories considering planned sales volume and other factors and, based on this evaluation, has recorded adjustments to cost of goods sold to adjust inventory to lower of cost or market. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer demand or competition differ from expectations.

Results of Operations

        The following table sets forth certain information, derived from Summa's unaudited condensed consolidated statements of income, as a percent of sales for the three month periods ended November 30, 2002 and the Company's effective income tax rate during those periods:

	Three months ended November 30
	2001	2002
Net sales	100.0%	100.0%
Cost of sales	72.6%	73.2%

Gross profit	27.4%	26.8%
S,G & A and other expenses, net	21.4%	19.3%

Operating income	6.0%	7.5%
Interest expense, net	2.9%	1.4%

Income before tax and cumulative effect of a change in accounting principle	3.1%	6.1%
Provision for income taxes	1.1%	2.1%

Income before cumulative effect of a change in accounting principle	2.0%	4.0%

Effective tax rate	35.7%	34.2%

        Sales for the first quarter ended November 30, 2002 increased $3,367,000, or 13%, compared to the same period in the prior year primarily due to the inclusion of the sales of $2,750,000 from newly acquired operations. Same business sales in the first quarter increased 4% compared to the first quarter of the prior fiscal year.

        Gross profit for the first quarter increased $757,000, or 11%, from the comparable prior year period, primarily due to the inclusion of $568,000 of gross profit from recently acquired operations. Gross margin decreased from 27.4% to 26.8% due to the inclusion of newly acquired operations with historically lower margins.

        Operating expenses for the three months ended November 30, 2002 increased $118,000,or 2%, from the comparable prior year period, primarily due to the inclusion of the operating expenses of recently acquired operations, partially off-set by the elimination of goodwill amortization in the quarter ended November 30, 2002. As a percentage of sales, operating expenses decreased from 21.4% to 19.3%, primarily as a result of the inclusion of recently acquired operations with historically lower operating expenses, the elimination of goodwill amortization and increased sales levels.

        Operating income increased $639,000, or 42%, from the comparable prior year period, due to the inclusion of $301,000 from recently acquired operations, the elimination of goodwill amortization of $274,000 and improvement in operations of previously owned businesses of $64,000. Operating margin for the quarter increased from 6.0% in the first quarter of fiscal 2001 to 7.5% in the first quarter of fiscal 2002, as a result of the changes in gross margin and operating expenses discussed above.

        Net interest expense for the first quarter ended November 30, 2002 decreased $330,000 from the prior year first quarter, due to decreased average debt levels and decreased interest rates.

        The decrease in the effective tax rate in the first quarter of fiscal 2003 versus fiscal 2002, from 35.7% to 34.2%, was primarily due to the elimination of the amortization of goodwill, a substantial portion of which was not tax deductible, partially off-set by an adverse change in the distribution of earnings among various tax jurisdictions.

        The Company's backlog of unfilled orders, believed to be firm, was $8,205,000 at November 30, 2001, $9,225,000 at August 31, 2002 and $8,594,000 at November 30, 2002. Because the time between entering an order and shipping the product and recording a sale is typically shorter than one month, backlog levels are not a reliable indicator of future sales volume.

Liquidity and Capital Resources

        Working Capital.    The Company's working capital was $15,250,000 at November 30, 2001, $16,301,000 at August 31, 2002 and $18,156,000 at November 30, 2002. The increase in working capital during the first quarter of fiscal 2003 was primarily due to a seasonal decrease in accounts payable and accrued liabilities and an increase in cash.

        Financing Arrangements.    The Company has several debt relationships as described below. Substantially all of the Company's assets are pledged to secure debt. The term debt and revolving line of credit require compliance with financial and operating covenants.

        Summary of the Company's debt at November 30, 2002:

Description of Debt	Balance	Weighted Average Interest Rate	Additional Availability	Due
Revolving line of credit	$6,565,000	3.5%	$8,941,000	2004
Bank term loans	9,284,000	7.9%	—	2002-2005
Real estate and other loans	8,854,000	4.2%	$2,000,000	2002-2007

Total debt	$24,703,000	5.4%	$10,941,000

        Interest rates on most of the bank term loans are fixed for periods of four months to four years. Interest rates on the bank line of credit are subject to market fluctuation and are subject to reduction as the Company achieves certain financial milestones. Interest rates on most of the real estate and other loans are subject to market fluctuation.

        Summary of the Company's contractual obligations at November 30, 2002:

		Obligations Due
Contractual Obligations	Balance	Within 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$18,138,000	$5,041,000	$4,566,000	$8,531,000	$—
Line of credit	6,565,000	—	6,565,000	—	—
Operating leases	5,127,000	1,306,000	2,496,000	957,000	368,000
Other long-term obligations	2,255,000	183,000	385,000	403,000	1,284,000

Total contractual obligations	$32,085,000	$6,530,000	$14,012,000	$9,891,000	$1,652,000

        Operating leases are primarily for manufacturing plants not owned by the Company.

        Summary of the Company's contingent liabilities at November 30, 2002:

		Estimated Period of Occurrence
Contingent Liabilities	Maximum Amount	Within 1 year	1-3 years	3-5 years	After 5 years
Preferred stock redemption	$7,868,000	—	$7,868,000	—	—
Obligations under standby letters of credit	116,000	$75,000	$41,000	—	—
Other contingent liabilities	1,799,000	—	—	450,000	$1,349,000

Total contingent liabilities	$9,783,000	$75,000	$7,909,000	$450,000	$1,349,000

        For details on the contingent preferred stock redemption obligation, see Note 4 in the "Notes to Condensed Consolidated Financial Statements" above.

        The Company previously announced a plan to repurchase up to $2,000,000 of its common stock with no time limit. As of November 30, 2002, the Company had purchased 1,000 shares at an average cost of $9.73 per share pursuant to this buy-back plan.

        Net cash provided by operating activities in the first three months of fiscal 2003 was $1,485,000, $14,000 more than in the first three months of fiscal 2002. Net cash used in investing activities was $1,014,000 in the first three months of fiscal 2003, $187,000 more than in the first three months of fiscal 2002. $9,000 in cash was provided by financing activities in the first three months of fiscal 2003 versus $682,000 used in fiscal 2002, primarily due to lower net payments of long-term debt.

        Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned investments and debt service for the next twelve months. The Company has a strategy of growth by acquisition. In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed. The Company has 10,000,000 shares of common stock authorized, of which 4,474,492 shares were outstanding at November 30, 2002 and 5,000,000 shares of "blank check" preferred stock authorized, of which 5,000 shares were outstanding at November 30, 2002. The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Except for the outstanding debt and related variable interest rates set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" above, there are no material changes to the disclosure set forth in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

        Within the ninety days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a—14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        The Company encounters lawsuits from time to time in the ordinary course of business and, at November 30, 2002, the Company and/or its affiliates were parties to several civil lawsuits. Summa does not expect that the resolution of these lawsuits will have a material adverse impact on future results of operations or financial position. Certain lawsuits filed against the Company from time to time contain claims not covered by insurance, or seek damages in excess of policy limits, and such claims could be filed in the future. Any losses that Summa may suffer from such lawsuits, and the effect such litigation may have upon the reputation and marketability of Summa's products, could have a material adverse impact on the future results of operations, financial condition and/or prospects of the Company.

Item 2.    Changes in Securities and Use of Proceeds

        None.

Item 3.    Defaults upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits

  99.1    Certification pursuant to 18 U.S.C. Section 1350

(b)
Current Reports on Form 8-K

  None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December 23, 2002.

Summa Industries
/s/ JAMES R. SWARTWOUT James R. Swartwout President and Chief Financial Officer	/s/ TRYGVE M. THORESEN Trygve M. Thoresen Vice President and Secretary

CERTIFICATION PURSUANT TO RULE 13a—14
OF THE SECURITIES EXCHANGE ACT OF 1934

        I, James R. Swartwout, certify that:

        1.    I have reviewed this Quarterly Report on Form 10-Q of Summa Industries;

        2.    Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this Quarterly Report (the "Evaluation Date"); and

          (c)  presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JAMES R. SWARTWOUT James R. Swartwout Chief Executive Officer Chief Financial Officer December 24, 2002