Form 10-Q
period 2003-02-28
SUMMA INDUSTRIES/
filed 2003-03-31
CIK 62262

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

February 28, 2003

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

Registrant’s telephone number: (310) 792-7024

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

Yes  ☐       No  ☒

The number of shares of common stock outstanding as of March 24, 2003 was 4,410,617.

Summa Industries

Summa Industries

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2002	August 31, 2002	February 28, 2003
ASSETS
Current assets:
Cash and cash equivalents	$410,000	$690,000	$462,000
Accounts receivable	17,663,000	17,594,000	17,285,000
Inventories	14,254,000	12,313,000	11,928,000
Prepaid expenses and other	3,747,000	3,181,000	3,246,000
Total current assets	36,074,000	33,778,000	32,921,000
Property, plant and equipment	52,232,000	51,845,000	54,151,000
Less accumulated depreciation	(23,265,000)	(25,025,000)	(27,382,000)
Net property, plant and equipment	28,967,000	26,820,000	26,769,000
Other assets	144,000	124,000	2,917,000
Goodwill and other intangibles, net	37,454,000	36,843,000	9,566,000
Total assets	$102,639,000	$97,565,000	$72,173,000
Current liabilities:
Accounts payable	$6,657,000	$6,410,000	$5,440,000
Accrued liabilities	5,323,000	6,001,000	5,011,000
Current maturities of long-term debt	5,791,000	5,066,000	4,597,000
Total current liabilities	17,771,000	17,477,000	15,048,000
Long-term debt, net of current maturities	27,984,000	19,845,000	19,187,000
Other long-term liabilities	4,061,000	4,658,000	2,637,000
Total long-term liabilities	32,045,000	24,503,000	21,824,000
Mandatorily redeemable convertible preferred stock, par value $.001, 5,000 shares authorized, issued and outstanding	5,116,000	5,366,000	5,735,000
Mandatorily redeemable common stock	530,000	—	—
Stockholders’ equity:
Common stock, par value $.001; 10,000,000 shares authorized; issued and outstanding: 4,418,336 at February 28, 2002, 4,401,769 at August 31, 2002 and 4,429,217 at February 28, 2003	18,439,000	18,894,000	19,111,000
Retained earnings	28,785,000	31,325,000	10,455,000
Accumulated other comprehensive (loss)	(47,000)	—	—
Total stockholders’ equity	47,177,000	50,219,000	29,566,000
Total liabilities and stockholders’ equity	$102,639,000	$97,565,000	$72,173,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended February 28		Six months ended February 28
	2002	2003	2002	2003
Net sales	$27,093,000	$27,562,000	$52,274,000	$56,110,000
Cost of sales	20,553,000	20,853,000	38,833,000	41,743,000

Gross profit	6,540,000	6,709,000	13,441,000	14,367,000
Selling, general, administrative and other expenses	5,271,000	5,328,000	10,652,000	10,827,000
Operating income	1,269,000	1,381,000	2,789,000	3,540,000
Interest expense	661,000	373,000	1,396,000	778,000
Income before income taxes and cumulative effect of a change in accounting principle	608,000	1,008,000	1,393,000	2,762,000
Provision for income taxes	215,000	321,000	495,000	920,000
Income before cumulative effect of a change in accounting principle	393,000	687,000	898,000	1,842,000
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(22,343,000)
Net income (loss)	$393,000	$687,000	$898,000	$(20,501,000)
Preferred stock accretion	$116,000	$185,000	$116,000	$369,000
Net income (loss) available to common stockholders:
Before cumulative effect of a change in accounting principle	$277,000	$502,000	$782,000	$1,473,000
After cumulative effect of a change in accounting principle	$277,000	$502,000	$782,000	$(20,870,000)
Earnings per common share before cumulative effect of a change in accounting principle
Basic	$.06	$.11	$.18	$.33
Diluted	$.06	$.11	$.17	$.32
Earnings (loss) per common share after cumulative effect of a change in accounting principle
Basic	$.06	$.11	$.18	$(4.70)
Diluted	$.06	$.11	$.17	$(4.58)

See accompanying notes to condensed consolidated financial statements.

Summa Industries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended February 28
	2002	2003
Operating activities:
Net income (loss)	$898,000	$(20,501,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,567,000	2,385,000
Amortization	619,000	122,000
Cumulative effect of a change in accounting principle, net of tax	—	22,343,000
(Gain) on disposition of property, plant and equipment	(1,000)	(15,000)
Net change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	94,000	309,000
Inventories	(348,000)	385,000
Prepaid expenses and other assets	(417,000)	(59,000)
Accounts payable	5,000	(970,000)
Accrued liabilities	(542,000)	(569,000)
Total adjustments	1,977,000	23,931,000
Net cash provided by operating activities	2,875,000	3,430,000
Investing activities:
Acquisition of business, net of cash acquired	(2,685,000)	—
Purchases of property and equipment	(1,491,000)	(2,335,000)
Proceeds from sale of property and equipment	36,000	16,000
Net cash (used in) investing activities	(4,140,000)	(2,319,000)
Financing activities:
Net proceeds from line of credit	1,226,000	1,490,000
Proceeds from issuance of long-term debt	4,007,000	—
Payments on long-term debt	(9,069,000)	(2,617,000)
Proceeds from the exercise of stock options	267,000	263,000
Proceeds from sale of redeemable convertible preferred stock	5,000,000	—
Purchase of common stock	—	(475,000)
Net cash provided by (used in) financing activities	1,431,000	(1,339,000)
Effect of exchange rate changes on cash	(2,000)	—
Net increase (decrease) in cash and cash equivalents	164,000	(228,000)
Cash and cash equivalents, beginning of period	246,000	690,000
Cash and cash equivalents, end of period	$410,000	$462,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2003

1.                                      Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Summa Industries (the “Company”) have been condensed in certain respects and should, therefor, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2002.  In the opinion of the Company, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments.  The results of operations for the six months ended February 28, 2003 are not necessarily indicative of the results to be expected for the full year ending August 31, 2003.

Recent accounting pronouncements

The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets” as of September 1, 2002, the beginning of its current fiscal year.  The effect of the adoption of SFAS 142 is described in Note 3, below.

The Company adopted FASB Statement of Accounting Standards No. 143 (“SFAS 143”) “Accounting for Asset Retirement Obligations” as of September 1, 2002, the beginning of its current fiscal year.  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 had no effect on the Company’s financial position or results of operations.

The Company adopted FASB Statement of Accounting Standards No. 144  (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets” as of September 1, 2002, the beginning of its current fiscal year.  The adoption of SFAS 144 had no effect on the Company’s financial position or results of operations.

The Company adopted FASB Statement of Accounting Standards No. 145 (“SFAS 145”) “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” as of September 1, 2002, the beginning of its current fiscal year.  The adoption of SFAS 145 had no effect on the Company’s financial position or results of operation.

The Company adopted FASB Statement of Financial Accounting Standards No. 146 (“SFAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities” as of January 1, 2003. SFAS 146 requires that costs associated with an exit or disposal activity be recognized only when the liability is incurred (that is, when it meets the definition of a liability in the FASB’s conceptual framework). SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities.  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s financial position or results of operation.

The Company adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”) as of January 1, 2003. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation is effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions and for interim financial statements of annual periods ending after December 15, 2002 for disclosure requirements. The adoption of FIN 45 did not have any effect on the Company’s financial position or results of operations. The Company has no such guarantees.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”) “Accounting for Stock-Based Compensation-Transition and Disclosure”, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS 148 also requires certain disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions and for interim periods beginning after December 15, 2002 for financial reports containing financial statements for interim periods.

In January 2003, the FASB issued FASB Interpretation No. 46,  “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply. This interpretation is immediately applicable for variable interest entities created after January 31, 2003, and applies to fiscal periods beginning after June 15, 2003 for variable interest entities acquired prior to February 1, 2003. The Company does not expect that the adoption of this interpretation will have any impact on our financial position or results of operations. The Company does not have any variable interest entities.

2.                                      Inventories

Inventories were as follows:

	February 28, 2002	August 31, 2002	February 28, 2003
Finished goods	$6,242,000	$5,457,000	$4,942,000
Work in process	710,000	290,000	369,000
Materials and parts	7,302,000	6,566,000	6,617,000

	$14,254,000	$12,313,000	$11,928,000

3.             Cumulative effect of a change in accounting principle

The Company adopted FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), effective September 1, 2002.  As a result, the Company discontinued the amortization of goodwill arising from business combinations consummated prior to June 30, 2001 that have been accounted for using the purchase method of accounting.  Goodwill aggregated to a net amount of $35,190,000 at August 31, 2002 and goodwill amortization was $278,000 for the three months ended November 30, 2001 and $556,000 for the six months ended February 28, 2002.

SFAS 142 also requires the Company to assess the recoverability of recorded goodwill at the adoption date.  Impairments of goodwill that are identified as a result of the assessment, if any, are to be reported as a cumulative change in accounting principle as of the adoption date.  SFAS 142 requires that assessment to be completed within six months of the date of adoption and to be reported retroactively to the beginning of the year adopted.

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

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows:

	Three months ended February 28		Six months ended February 28
	2002	2003	2002	2003

Reported net income	$393,000	$687,000	$898,000	$1,842,000
Add back: Goodwill amortization, net of taxes	220,000	—	440,000	—
Adjusted net income	$613,000	$687,000	$1,338,000	$1,842,000

Basic earnings per share:

Reported net income	$.06	$.11	$.18	$.33
Goodwill amortization	.05	—	.10	—
Adjusted net income	$.11	$.11	$.28	$.33

Diluted earnings per share:

Reported net income	$.06	$.11	$.17	$.32
Goodwill amortization	.05	—	.10	—
Adjusted net income	$.11	$.11	$.27	$.32

4.             Earnings per share

Basic earnings per share (“EPS”) was computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. The Company has 5,000 shares of redeemable convertible preferred stock outstanding with an original issue price of $5,000,000.  No dividends are required to be paid on the stock, but the preferred stockholders have the right, provided the preferred stock has not been converted to common shares, to require the Company to repurchase the stock during a one year period beginning December 14, 2004 at an aggregate price which increases daily from $7,025,000 on December 14, 2004 to $7,868,000 on December 13, 2005.  The net income available to common stockholders used in the EPS calculations is the net income less the reported accretion in the value of the preferred stock for that period.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted EPS was calculated using the “treasury stock” method as if dilutive options had been exercised and the funds were used to purchase common shares at the average market price during the period.  Options to purchase 624,634 common shares as of February 28, 2002 and 600,837 common shares as of February 28, 2003 were excluded from the calculation of equivalent shares, as they would have been anti-dilutive.  The 5,000 shares of outstanding preferred stock, convertible into 625,000 shares of common stock, were excluded from the calculation of equivalent shares for the three and six month periods ended February 28, 2002 and February 28, 2003, as they would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for “income available to common stockholders” and other disclosures required by FASB Statement of Accounting Standards No. 128, “Earnings per Share”:

	Three months ended		Six months ended
	February 28		February 28
	2002	2003	2002	2003
Numerators:

Before cumulative effect of a change in accounting principle:
Net income	$393,000	$687,000	$898,000	$1,842,000
Preferred stock accretion	(116,000)	(185,000)	(116,000)	(369,000)
Income available to common stockholders	$277,000	$502,000	$782,000	$1,473,000

After cumulative effect of a change in accounting principle:
Net income (loss)	$393,000	$687,000	$898,000	$(20,501,000)
Preferred stock accretion	(116,000)	(185,000)	(116,000)	(369,000)
Income (loss) available to common stockholders	$277,000	$502,000	$782,000	$(20,870,000)

Denominators:

Weighted average shares outstanding – basic	4,405,000	4,450,000	4,371,000	4,444,000
Impact of common shares assumed to be issued under stock option plans	104,000	106,000	110,000	110,000
Weighted average shares outstanding – diluted	4,509,000	4,556,000	4,481,000	4,554,000

5.             Supplemental cash flow information

	Six months ended February 28
	2002	2003
Cash paid during the period:
Interest	$1,375,000	$765,000
Income taxes	$226,000	$1,652,000

Non-cash financing activity:
Details of acquisition
Fair value of assets acquired	$5,283,000	$—
Liabilities assumed or incurred	2,598,000	—
Cash paid	2,685,000	—
Less cash acquired	—	—
Net cash used in acquisition	$2,685,000	$—

Common stock issued to ESOP and 401(k) Plan	$240,000	$429,000

6.             Comprehensive income (loss)

As part of its interest rate management program, the Company periodically enters into interest rate swap agreements with respect to portions of its outstanding debt.  The purpose of these swaps is to mitigate the adverse effect on cash flows of an increase in interest rates.  There was no swap agreement in place as of February 28, 2003.

The reconciliation of net income to total comprehensive income for the three and six month periods ending February 28, 2002 and 2003 is as follows:

	Three months ended February 28		Six months ended February 28
	2002	2003	2002	2003
Net income (loss)	$393,000	$687,000	$898,000	$(20,501,000)
Foreign currency translation adjustments	(9,000)	—	(9,000)	—
Changes in value of interest rate swaps	66,000	—	90,000	—
Total comprehensive income (loss)	$450,000	$687,000	$979,000	$(20,501,000)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Quarterly Report on Form 10-Q, which are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding Summa’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as those set forth in Part II, Item 1 “Legal Proceedings” below.  Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in this “Management’s Discussion and Analysis” section and elsewhere herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002.  The forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.  For a discussion of risks and uncertainties that should be considered and which could materially adversely affect the Company, please see “Risk Factors” in the “Management Discussion and Analysis” section of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

Summa manufactures plastic products for diverse commercial and industrial markets. Growth has been achieved by acquisition, development of new products and expansion of the Company’s sales organization. Summa designs and manufactures injection-molded and thermo-formed plastic optical components for OEM customers in the lighting industry; modular plastic conveyor belt and chain for the food processing industry; engineered plastic fittings, valves, filters and tubing for the agricultural irrigation industry; molded plastic coil forms (“bobbins”) for use in transformers, motors, relays and switches; and other molded and extruded plastic components for diverse industries.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions in applying certain critical accounting policies. Certain accounting estimates are particularly sensitive because of their significance to the Company’s condensed consolidated financial statements and because of the possibility that future events affecting the estimates could differ markedly from current expectations. The Company believes that the following are some of the more critical judgment areas in the application of its accounting policies that affect the Company’s financial statements.

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

The Company has a significant amount of property and equipment and intangible assets. The determination as to whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable involves management’s judgment. In addition, should the Company conclude that recoverability of an asset is in question, the estimate of undiscounted future operating cash flows to determine whether an asset is recoverable and, if not, the final determination of the fair value of the asset are also based on the judgment of management. These judgments can be impacted by a variety of underlying assumptions, such as the general business climate, effectiveness of competition and supply and cost of resources.  Accordingly, actual results can differ significantly from the assumptions made by management in making its estimates. Future changes in management’s estimates could result in indicators of impairment and future impairment charges.

New accounting standards adopted by the Company effective September 1, 2002 eliminated the impairment recoverability tests for goodwill and certain other intangible assets with indefinite lives and require that such assets be valued at the lower of their carrying value or fair value.  For a summary of the impairment charge to goodwill taken by the Company effective September 1, 2002, see Note 3 in the “Notes to Condensed Consolidated Financial Statements”, above.  Significant management judgment is involved in determining the fair value of assets. Accordingly, future changes in management’s estimates could result in additional impairment charges of goodwill and indefinite lived intangible assets.

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

Results of Operations

The following table sets forth certain information, derived from Summa’s unaudited condensed consolidated statements of operations, as a percent of sales for the three month and six month periods ended February 28, 2002 and 2003, and the Company’s effective income tax rate during those periods:

	Three months ended February 28		Six months ended February 28
	2002	2003	2002	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.9%	75.7%	74.3%	74.4%
Gross profit	24.1%	24.3%	25.7%	25.6%
S, G & A and other expenses, net	19.4%	19.3%	20.4%	19.3%

Operating income	4.7%	5.0%	5.3%	6.3%
Interest expense, net	2.4%	1.3%	2.7%	1.4%
Income before tax and cumulative effect of a change in accounting principle	2.3%	3.7%	2.6%	4.9%
Provision for income taxes	0.8%	1.2%	0.9%	1.6%
Income before cumulative effect of a change in accounting principle	1.5%	2.5%	1.7%	3.3%

Effective tax rate	35.4%	31.9%	35.5%	33.3%

Sales for the second quarter ended February 28, 2003 increased $469,000, or 2%, compared to the same period in the prior year, due to the inclusion of the sales of recently acquired operations for a full three months, versus two months in the prior year, partially offset by a slight decrease in the sales of other operations, primarily due to the general economic downturn.  Same business sales in the second quarter were about 1% higher than in the second quarter of the prior fiscal year.  Due to the small change in overall sales and the large number of individual products sold, it is not possible to determine the relative effects of volume and pricing on reported sales.

Sales for the six months ended February 28, 2003 increased $3,836,000, or 7%, compared to the same period in the prior year, primarily due to the inclusion of the sales of recently acquired operations.  Same business unit sales in the period increased 2%, compared to the first six months of fiscal 2002.  Due to the small change in overall sales and the large number of individual products sold, it is not possible to determine the relative effects of volume and pricing on reported sales.

Gross profit for the second quarter increased $169,000, or 3%, from the comparable prior year period, primarily due to production efficiencies and a favorable mix of products sold, partially offset by facility consolidation costs incurred.  Gross margin increased slightly from 24.1% to 24.3% primarily due to cost reductions and product mix, partially offset by expenses related to facility consolidation.

Gross profit for the six months ended February 28, 2003 increased $926,000, or 7%, from the comparable prior year period, due to the inclusion of the gross profit of recently acquired operations and increased sales.  Gross margin decreased slightly from 25.7% to 25.6%, due to expenses related to facility consolidations, partially offset by cost reductions.

Operating expenses for the three months ended February 28, 2003 increased $57,000, or 1%, from the comparable prior year period, primarily due to costs related to facility consolidations, partially off-set by the elimination of goodwill amortization which was $278,000 in the quarter ended February 28, 2002.  As a percent of sales, operating expenses decreased slightly from 19.4% to 19.3%.

Operating expenses for the six months ended February 28, 2003 increased $175,000, or 2%, from the comparable prior year period, primarily due to the inclusion of operating expenses of newly acquired operations, and other operating expense increases including facility consolidation costs, partially off-set by the elimination of goodwill amortization which was $556,000 in the comparable prior year period.  As a percent of sales, operating expenses decreased from 20.4% to 19.3%.

Operating income for the second quarter was $112,000, 9% higher than in the comparable prior year period, due to the changes discussed above. Operating margin for the quarter increased to 5.0% from 4.7% in the second quarter of fiscal 2002.

Operating income for the six months ended February 28, 2003 was $751,000, 27% higher than in the comparable prior year period, primarily due to the elimination of goodwill amortization of $556,000 in the period ended February 28, 2002.  Operating margin improved from 5.3% in the six months ended February 28, 2002 to 6.3% in the six months ended February 28, 2003, due to the factors discussed above.

Net interest expense for the second quarter ended February 28, 2003 decreased $288,000 from the prior year second quarter, due to decreased average debt levels and decreased interest rates.  Net interest expense for the six months ended February 28, 2003 decreased $618,000 from the comparable prior year period due to decreased average debt levels and decreased interest rates.

The decrease in the effective tax rate in the second quarter of fiscal 2003 versus fiscal 2002, from 35.4% to 31.8%, was primarily due to the elimination of the amortization of goodwill, a substantial portion of which was not tax deductible.

The Company’s backlog of unfilled orders, believed to be firm, was $9,721,000 at February 28, 2002, $9,225,000 at August 31, 2002 and $9,058,000 at February 28, 2003.  Because the time between entering an order and shipping the product and recording a sale is typically shorter than one month, backlog levels are not a reliable indicator of future sales volume.

Liquidity and Capital Resources

Working Capital.  The Company’s working capital was $18,303,000 at February 28, 2002, $16,301,000 at August 31, 2002 and $17,873,000 at February 28, 2003.

Financing Arrangements.  The Company has several debt relationships as described below.  Substantially all of the Company’s assets are pledged to secure debt.  The term debt and revolving line of credit require compliance with financial and operating covenants.

Summary of the Company’s debt at February 28, 2003:

Description of Debt

Balance

Weighted Average Interest Rate

Additional Availability

Fiscal Year Due

				2003	2004	2005	2006	2007
Revolving line of credit	$7,000,000	3.7%	$11,302,000	$—	$—	$7,000,000	$—	$—
Bank term loans	8,190,000	8.0%	—	2,189,000	3,014,000	2,560,000	427,000	—
Real estate and other loans	8,594,000	3.9%	2,000,000	338,000	761,000	1,002,000	3,442,000	3,051,000

Total debt	$23,784,000	5.2%	$13,302,000	$2,527,000	$3,775,000	$10,562,000	$3,869,000	$3,051,000

Interest rates on the bank term loans are fixed for periods of one month to four years.  Interest rates on the bank line of credit are subject to market fluctuation and are subject to reduction as the Company achieves certain financial milestones.  Interest rates on most of the real estate and other loans are subject to market fluctuation.

The Company previously announced a plan to repurchase up to $2,000,000 of its common stock with no time limit.  As of February 28, 2003, the Company had purchased 51,000 shares in the open market at an average cost of $9.31 per share, pursuant to this buy-back plan.

Net cash provided by operating activities in the first six months of fiscal 2003 was $3,431,000, $556,000 more than in the first six months of fiscal 2002, primarily due to increased operating income.  Net cash used in investing activities was $2,319,000 in the first six months of fiscal 2003, $1,821,000 less than in the first six months of fiscal 2002, primarily due to an acquisition in the prior year period.  $1,339,000 in cash was used in financing activities in the first six months of fiscal 2003 versus $1,431,000 provided in the first six months of fiscal 2002, primarily due to financings in the prior year period to fund an acquisition.

Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned investments and debt service for the next twelve months.  The Company has a strategy of growth by acquisition.  In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed.  The Company has 10,000,000 shares of common stock authorized, of which 4,429,217 shares were outstanding at February 28, 2003 and 5,000,000 shares of “blank check” preferred stock authorized, of which 5,000 shares were outstanding as mandatorily redeemable convertible preferred stock at February 28, 2003.  The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

Off-Balance Sheet Arrangements

The Company’s material off-balance sheet arrangements are as follows:

Future lease payments.  The Company leases offices and manufacturing facilities and certain equipment under non-cancelable operating leases.  Future payments under these leases at February 28, 2003 are approximately as follows:

Fiscal Year	Amount
2003	$750,000
2004	$1,178,000
2005	$872,000
2006	$693,000
2007	$472,000
2008 and thereafter	$799,000

In recent years the Company has consolidated and/or abandoned several facilities in an effort to improve efficiencies and operating results and plans further consolidations.  In the event the Company were to abandon a facility prior to its being leased to a new tenant, the Company could become obligated for accelerated payments or other expenses.

Contingent preferred stock redemption obligation.  In December 2001, in order to finance an acquisition, reduce outstanding debt and strengthen the Company’s financial position, the Company issued and sold 5,000 shares of newly-authorized Series A Preferred Stock (the “Preferred Stock”) in a private sale for an aggregate purchase price of

$5,000,000.  The terms of the Preferred Stock were negotiated at arms length, including (i) non-voting, (ii) no dividend, (iii) liquidation preference, (iv) convertible into common stock, (v) redeemable by the holder’s election commencing on the third anniversary of the date of issuance and ending immediately prior to the fourth anniversary at a price which equals a twelve percent annual increase over the original issuance price in cash, subject to adjustment, (vi) redeemable at the Company’s option commencing on the fourth anniversary of the date of issuance and ending immediately prior to the fifth anniversary at a price which equals a twenty percent annual increase over the original issuance price in cash, subject to adjustment, and (vii) if outstanding, redeemable on the fifth anniversary of the date of issuance by the Company at the original issuance price, subject to adjustment.

If redemption is elected by the holder of the Preferred Stock during the one-year time period referenced above, the contingent preferred stock redemption obligation would require the Company to pay an aggregate price which increases daily from $7,025,000 on December 14, 2004 to $7,868,000 on December 13, 2005.  For related disclosure, see Note 4 in the “Notes to Condensed Consolidated Financial Statements” above.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the outstanding debt and related variable interest rates set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” above, there are no material changes to the disclosure set forth in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002.  The Company has no market risk sensitive instruments entered into for trading purposes.

EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Within the ninety days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a – 14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company encounters lawsuits from time to time in the ordinary course of business and, at February 28, 2003, the Company and/or its affiliates were parties to several civil lawsuits.  Summa does not expect that the resolution of these lawsuits will have a material adverse impact on future results of operations or financial position.   Certain lawsuits filed against the Company from time to time contain claims not covered by insurance, or seek damages in excess of policy limits, and such claims could be filed in the future.  In addition, the Company recently filed several lawsuits in U.S. District Court against unrelated third parties for infringement of a patent and trade dress owned by a Company subsidiary, and the Company may file additional infringement and/or other types of lawsuits in the future which may result in materially increased costs and other adverse consequences.  Any costs and/or losses that Summa may suffer from such lawsuits, and the effect such litigation may have upon the reputation and marketability of Summa’s products, could have a material adverse impact on the future results of operations, financial condition and/or prospects of the Company.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on January 8, 2003, incumbent directors David McConaughy and Josh T. Barnes were re-elected to the Board of Directors of the Company to serve as one Class of the Board of Directors for a three year term and until their successors are elected and qualified.  Messr. McConaughy received 3,925,840 votes in his favor, with 28,931 votes withheld, and Messr. Barnes received 3,943,940 votes in his favor, with 10,831 votes withheld.  The were no votes against and no broker non-votes.  Incumbent directors Michael L. Horst, William R. Zimmerman, James R. Swartwout, Jack L. Watts and Charles A. Tourville are members of two additional Classes of the Board of Directors, and their terms of office continued after the Annual Meeting.

Item 5.   Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1 Certification pursuant to 18 U.S.C. Section 1350

(b)	Current Reports on Form 8-K

Form 8-K dated December 13, 2002 relating to the adoption by the Company of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on  March 28, 2003.

Summa Industries

/s/ James R. Swartwout	/s/ Trygve M. Thoresen
James R. Swartwout	Trygve M. Thoresen
President and Chief Financial Officer	Vice President and Secretary

CERTIFICATION PURSUANT TO RULE 13a – 14

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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this Quarterly Report (the “Evaluation Date”); and

(c)           presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ James R. Swartwout
James R. Swartwout
Chief Executive Officer Chief Financial Officer
March 28, 2003