Form 10-Q
period 2003-05-31
SUMMA INDUSTRIES/
filed 2003-07-14
CIK 62262

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

May 31, 2003

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

Yes   ☐      No    ☒

The number of shares of common stock outstanding as of June 27, 2003 was 4,244,742.

Summa Industries

Summa Industries
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2002	August 31, 2002	May 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$49,000	$690,000	$52,000
Accounts receivable	19,227,000	17,594,000	17,222,000
Inventories	13,243,000	12,313,000	12,572,000
Prepaid expenses and other	3,468,000	3,181,000	2,825,000
Total current assets	35,987,000	33,778,000	32,671,000
Property, plant and equipment	52,849,000	51,845,000	55,199,000
Less accumulated depreciation	(24,230,000)	(25,025,000)	(28,552,000)
Net property, plant and equipment	28,619,000	26,820,000	26,647,000
Other assets	135,000	124,000	2,957,000
Goodwill, net	35,398,000	35,190,000	8,035,000
Other intangibles, net	1,739,000	1,653,000	1,471,000
Total assets	$101,878,000	$97,565,000	$71,781,000
Current liabilities:
Accounts payable	$6,159,000	$6,410,000	$6,491,000
Accrued liabilities	6,172,000	6,001,000	5,680,000
Current maturities of long-term debt	5,930,000	5,066,000	4,133,000
Total current liabilities	18,261,000	17,477,000	16,304,000
Long-term debt, net of current maturities	25,398,000	19,845,000	18,284,000
Other long-term liabilities	3,967,000	4,658,000	2,635,000
Total long-term liabilities	29,365,000	24,503,000	20,919,000
Mandatorily redeemable convertible preferred stock, par value $.001, 5,000 shares authorized, issued and outstanding	5,289,000	5,366,000	5,919,000
Mandatorily redeemable common stock	530,000	—	—
Stockholders’ equity:
Common stock, par value $.001; 10,000,000 shares authorized; issued and outstanding: 4,428,211 at May 31, 2002, 4,401,769 at August 31, 2002 and 4,249,117 at May 31, 2003	18,330,000	18,894,000	17,600,000
Retained earnings	30,111,000	31,325,000	11,039,000
Accumulated other comprehensive (loss)	(8,000)	—	—
Total stockholders’ equity	48,433,000	50,219,000	28,639,000
Total liabilities and stockholders’ equity	$101,878,000	$97,565,000	$71,781,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended May 31		Nine months ended May 31
	2002	2003	2002	2003
Net sales	$32,861,000	$28,342,000	$85,135,000	$84,452,000
Cost of sales	24,152,000	21,296,000	62,985,000	63,039,000
Gross profit	8,709,000	7,046,000	22,150,000	21,413,000
Selling, general, administrative and other expenses	6,104,000	5,524,000	16,756,000	16,351,000
Operating income	2,605,000	1,522,000	5,394,000	5,062,000
Interest expense	584,000	389,000	1,980,000	1,167,000
Income before income taxes and cumulative effect of a change in accounting principle	2,021,000	1,133,000	3,414,000	3,895,000
Provision for income taxes	695,000	365,000	1,190,000	1,285,000
Income before cumulative effect of a change in accounting principle	1,326,000	768,000	2,224,000	2,610,000
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(22,343,000)
Net income (loss)	$1,326,000	$768,000	$2,224,000	($19,733,000)
Preferred stock accretion	$173,000	$184,000	$289,000	$553,000
Net income (loss) available to common stockholders:
Before cumulative effect of a change in accounting principle	$1,153,000	$584,000	$1,935,000	$2,057,000
After cumulative effect of a change in accounting principle	$1,153,000	$584,000	$1,935,000	$(20,286,000)
Earnings per common share before cumulative effect of a change in accounting principle
Basic	$.26	$.14	$.44	$.47
Diluted	$.25	$.13	$.43	$.46
Earnings (loss) per common share after cumulative effect of a change in accounting principle
Basic	$.26	$.14	$.44	$(4.61)
Diluted	$.25	$.13	$.43	$(4.61)

See accompanying notes to condensed consolidated financial statements.

Summa Industries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended May 31
	2002	2003
Operating activities:
Net income (loss)	$2,224,000	$(19,733,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,808,000	3,611,000
Amortization	952,000	182,000
Cumulative effect of a change in accounting principle, net of tax	—	22,343,000
Loss on disposition of property, plant and equipment	1,000	3,000
Net change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,465,000)	372,000
Inventories	665,000	(259,000)
Prepaid expenses and other assets	(127,000)	322,000
Accounts payable	(498,000)	81,000
Accrued liabilities	230,000	97,000
Total adjustments	3,566,000	26,752,000
Net cash provided by operating activities	5,790,000	7,019,000
Investing activities:
Acquisition of business, net of cash acquired	(2,685,000)	—
Purchases of property and equipment	(2,384,000)	(3,462,000)
Proceeds from sale of property and equipment	37,000	21,000
Net cash (used in) investing activities	(5,032,000)	(3,441,000)
Financing activities:
Net proceeds from line of credit	83,000	1,387,000
Proceeds from issuance of long-term debt	4,007,000	—
Payments on long-term debt	(10,377,000)	(3,881,000)
Proceeds from the exercise of stock options	332,000	278,000
Proceeds from sale of redeemable convertible preferred stock	5,000,000	—
Purchase of common stock	—	(2,000,000)
Net cash (used in) financing activities	(955,000)	(4,216,000)
Net (decrease) in cash and cash equivalents	(197,000)	(638,000)
Cash and cash equivalents, beginning of period	246,000	690,000
Cash and cash equivalents, end of period	$49,000	$52,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2003

1.                                      Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Summa Industries (the “Company”) have been condensed in certain respects and should, therefor, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2002.  In the opinion of the Company, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments.  The results of operations for the nine months ended May 31, 2003 are not necessarily indicative of the results to be expected for the full year ending August 31, 2003.

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

The Company adopted FASB Statement of Accounting Standards No. 145 (“SFAS 145”) “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” as of September 1, 2002, the beginning of its current fiscal year.  The adoption of SFAS 145 had no effect on the Company’s financial position or results of operations.

The Company adopted FASB Statement of Financial Accounting Standards No. 146 (“SFAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities” as of January 1, 2003. SFAS 146 requires that costs associated with an exit or disposal activity be recognized only when the liability is incurred (that is, when it meets the definition of a liability in the FASB’s conceptual framework). SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities.  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s financial position or results of operations.

The Company adopted FASB Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” as of January 1, 2003. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation is effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions, and for interim financial statements of annual periods ending after December 15, 2002 for disclosure requirements. The adoption of FIN 45 did not have any effect on the Company’s financial position or results of operations. The Company warrants with respect to certain of its products that they will be delivered free of the rightful claim of any person by way of trademark, patent or other property rights in such products, and indemnifies customers who purchase those products from liability arising out of any such claims.  The Company cannot reasonably develop an estimate of the maximum potential amount of payments that might be made under such guarantees because it cannot determine the probability of such a claim being asserted nor estimate the cost of such a claim.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities”. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply. This Interpretation is immediately applicable for variable interest entities created after January 31, 2003, and applies to fiscal periods beginning after June 15, 2003 for variable interest entities acquired prior to February 1, 2003. The Company does not expect that the adoption of this Interpretation will have any impact on the Company’s financial position or results of operations. The Company does not have any variable interest entities.

2.                                      Inventories

Inventories were as follows:

	May 31, 2002	August 31, 2002	May 31, 2003

Finished goods	$5,637,000	$5,457,000	$4,944,000
Work in process	516,000	290,000	386,000
Materials and parts	7,090,000	6,566,000	7,242,000
	$13,243,000	$12,313,000	$12,572,000

------ the balance of this page left blank intentionally -----

3.                                      Cumulative effect of a change in accounting principle

The Company adopted FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), effective September 1, 2002.  As a result, the Company discontinued the amortization of goodwill arising from business combinations consummated prior to June 30, 2001 that were accounted for using the purchase method of accounting.  Goodwill aggregated to a net amount of $35,190,000 at August 31, 2002 and goodwill amortization was $277,000 for the three months ended May 31, 2002 and $833,000 for the nine months ended May 31, 2002.

SFAS 142 also requires the Company to assess the recoverability of recorded goodwill at the adoption date.  Impairments of goodwill that are identified as a result of the assessment, if any, are to be reported as a cumulative change in accounting principle as of the adoption date.  SFAS 142 requires that the initial assessment be completed within six months of the date of adoption and the impairment, if any, be reported retroactively to the beginning of the year of adoption.

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

The carrying amount of goodwill and the impairment charge with respect to the Company’s reportable segments is as follows:

Segment	Balance at August 31, 2002	Impairment Charges (Pre-tax)	Balance at May 31, 2003

Optical components	$8,867,000	$5,953,000	$2,914,000
Material handling components	5,095,000	—	5,095,000
Electrical components	12,689,000	12,663,000	26,000
Irrigation components	6,831,000	6,831,000	—
Misc. plastic components	1,708,000	1,708,000	—
Consolidated	$35,190,000	$27,155,000	$8,035,000

A reconciliation of previously reported net income and earnings per share, before cumulative effect of a change in accounting principle, to the amounts adjusted for the exclusion of goodwill amortization follows:

	Three months ended May 31		Nine months ended May 31
	2002	2003	2002	2003

Reported net income	$1,326,000	$768,000	$2,224,000	$2,610,000
Add back: Goodwill amortization, net of taxes	220,000	—	660,000	—
Adjusted net income	$1,546,000	$768,000	$2,884,000	$2,610,000

Basic earnings per share:

Reported net income	$.26	$.14	$.44	$.47
Goodwill amortization	.05	—	.15	—
Adjusted net income	$.31	$.14	$.59	$.47

Diluted earnings per share:

Reported net income	$.25	$.13	$.43	$.46
Goodwill amortization	.05	—	.15	—
Adjusted net income	$.30	$.13	$.58	$.46

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

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted EPS, before cumulative effect of a change in accounting principle,  was calculated using the “treasury stock” method as if dilutive options had been exercised and the funds were used to purchase common shares at the average market price during the period.  Options to purchase 428,000 common shares as of May 31, 2002 and 745,000 common shares as of May 31, 2003 were excluded from the calculation of equivalent shares, as they would have been anti-dilutive.  The 5,000 shares of outstanding preferred stock, convertible into 625,000 shares of common stock, were excluded from the calculation of equivalent shares for the three and nine month periods ended May 31, 2002 and May 31, 2003, as they would have been anti-dilutive.  Diluted EPS after cumulative effect of a change in accounting principle, for the nine month period ended May 31, 2003, excludes common stock equivalents, as they would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for “income available to common stockholders” and other disclosures required by FASB Statement of Accounting Standards No. 128, “Earnings per Share”:

	Three months ended May 31		Nine months ended May 31
	2002	2003	2002	2003
Numerators:

Before cumulative effect of a change in accounting principle:
Net income	$1,326,000	$768,000	$2,224,000	$2,610,000
Preferred stock accretion	(173,000)	(184,000)	(289,000)	(553,000)
Income available to common stockholders	$1,153,000	$584,000	$1,935,000	$2,057,000

After cumulative effect of a change in accounting principle:
Net income (loss)	$1,326,000	$768,000	$2,224,000	$(19,733,000)
Preferred stock accretion	(173,000)	—	(289,000)	(553,000)
Income (loss) available to common stockholders	$1,153,000	$768,000	$1,935,000	$(20,286,000)

Denominators:

Weighted average shares outstanding – basic	4,425,000	4,304,000	4,389,000	4,397,000
Impact of common shares assumed to be issued under stock option plans	115,000	75,000	112,000	98,000
Weighted average shares outstanding – diluted	4,540,000	4,379,000	4,501,000	4,495,000

5.             Stock-based compensation plans

The Company accounts for stock options issued to employees and directors in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25 and Financial Interpretation No. 44. Consequently, no compensation expense was recognized for the Company’s stock option plans. The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. The fair value estimate was computed using the Black-Scholes option pricing model.

	Three months ended May 31		Nine months ended May 31
	2002	2003	2002	2003
Before cumulative effect of a change in accounting principle
Income available to stockholders	$1,153,000	$584,000	$1,935,000	$2,057,000
Pro forma impact of expensing stock options	(68,000)	20,000	(251,000)	(46,000)
Pro forma income available to common stockholders	$1,085,000	$604,000	$1,684,000	$2,011,000

Earnings per share:
As reported:
Basic	$.26	$.14	$.44	$.47
Diluted	.25	.13	.43	.46

Pro forma:
Basic	$.25	$.14	$.38	$.46
Diluted	.24	.14	.37	.45

6.             Supplemental cash flow information

	Nine months ended May 31
	2002	2003
Cash paid during the period:
Interest	$1,954,000	$1,100,000
Income taxes	$398,000	$1,812,000

Non-cash financing activity:
Details of acquisition
Fair value of assets acquired	$5,283,000	$—
Liabilities assumed or incurred	(2,598,000)	—
Cash paid	2,685,000	—
Less cash acquired	—	—
Net cash used in acquisition	$2,685,000	$—

Common stock issued to ESOP and 401(k) Plan	$240,000	$429,000

7.             Comprehensive income (loss)

As part of its interest rate management program, the Company periodically enters into interest rate swap agreements with respect to portions of its outstanding debt.  The purpose of these swaps is to mitigate the adverse effect on cash flows of an increase in interest rates.  There was no swap agreement in place as of May 31, 2003.

The reconciliation of net income to total comprehensive income is as follows:

	Three months ended May 31		Nine months ended May 31
	2002	2003	2002	2003
Net income (loss)	$1,326,000	$768,000	$2,224,000	$(19,733,000)
Foreign currency translation adjustments	9,000	—	—	—
Changes in value of interest rate swaps	30,000	—	120,000	—
Total comprehensive income (loss)	$1,365,000	$768,000	$2,344,000	$(19,733,000)

8.             Segment Information

Summa manufactures diverse plastic products in five reportable segments. In earlier filings, the business was reported as a single segment.  After further analysis, it has been determined that the Company has five reportable segments as described below, and certain prior period disclosures will be amended to conform to this presentation.

Optical Components.  In its Optical Components segment, Summa designs and manufactures plastic prismatic lenses, refractors and reflectors and other plastic products, which are used in commercial and industrial lighting fixtures, and in display, signage, architectural and other applications.  Products, many of which are patented, are injection-molded using specially compounded lighting grade polycarbonate or acrylic, extruded from similar materials, or thermoformed from sheet extruded by the Optical Components Segment.  The principal advantages of Summa’s injection-molded plastic components over more traditional glass or metal components are superior optical performance, lighter weight, and in certain instances, lower cost.

Material Handling Components.  In its Material Handling Components segment, Summa designs and manufactures  engineered plastic components which form conveyer belts and chains and other plastic products.  The material handling components,  many of which are patented, are constructed of non-toxic, non-corrosive plastic materials and are designed to be easily cleaned, meeting FDA or similar requirements for food contact applications.   The components do not require lubrication and thus offer the advantage of operation free from contaminants such as grease, oil and metal particles.  Because these components are lightweight, they require less energy to operate than steel belts, and are quieter in operation and easier to service in place than metal belts.

Electrical Components.  In its Electrical Components segment, Summa designs and manufactures thermoplastic coil forms or “bobbins” and other plastic products used principally in the manufacture of magnetic devices such as transformers, relays, switches, power supplies and small electro motors.  These devices are utilized in lighting controls, process controls, HVAC equipment, appliances, vehicles, telecommunications equipment and other applications.

Irrigation Components.   In its Irrigation Components segment, Summa designs and manufactures plastic injection-molded fittings, valves, filters and accessories, extruded tubing and other plastic products for drip irrigation systems and other applications.  The use of drip irrigation systems conserves water and allows more precise control of delivery of water and soluble nutrients to plants than is possible with spray, sprinkler or flood irrigation techniques.

Miscellaneous Plastic Components.   In its Miscellaneous Plastic Components segment, Summa designs and manufactures plastic injection-molded products for diverse industrial and commercial applications.  This segment also manufactures products for other Summa segments.

Financial information by reportable business segment is reported in the following tables:

	Three months ended May 31		Nine months ended May 31
	2002	2003	2002	2003
External sales
Optical components	$17,391,000	$13,949,000	$45,199,000	$44,361,000
Material handling components	6,701,000	5,999,000	18,282,000	18,473,000
Electrical components	3,361,000	3,121,000	9,545,000	9,368,000
Irrigation components	4,805,000	4,667,000	10,267,000	10,775,000
Miscellaneous plastic components	603,000	606,000	1,842,000	1,475,000
Other	—	—	—	—
Consolidated	$32,861,000	$28,342,000	$85,135,000	$84,452,000

Inter-segment sales
Optical components	$—	$—	$—	$—
Material handling components	—	—	—	—
Electrical components	—	—	—	—
Irrigation components	—	—	—	—
Miscellaneous plastic components	1,128,000	1,045,000	2,061,000	2,570,000
Other	(1,128,000)	(1,045,000)	(2,061,000)	(2,570,000)
Consolidated	$—	$—	$—	$—

Total sales
Optical components	$17,391,000	$13,949,000	$45,199,000	$44,361,000
Material handling components	6,701,000	5,999,000	18,282,000	18,473,000
Electrical components	3,361,000	3,121,000	9,545,000	9,368,000
Irrigation components	4,805,000	4,667,000	10,267,000	10,775,000
Miscellaneous plastic components	1,731,000	1,651,000	3,903,000	4,045,000
Other	(1,128,000)	(1,045,000)	(2,061,000)	(2,570,000)
Consolidated	$32,861,000	$28,342,000	$85,135,000	$84,452,000

Operating income (loss)
Optical components	$2,714,000	$1,686,000	$5,797,000	$5,484,000
Material handling components	771,000	1,000	1,606,000	1,047,000
Electrical components	125,000	124,000	264,000	317,000
Irrigation components	351,000	587,000	352,000	669,000
Miscellaneous plastic components	(716,000)	(434,000)	(1,462,000)	(1,220,000)
Other	(640,000)	(442,000)	(1,163,000)	(1,235,000)
Consolidated	$2,605,000	$1,522,000	$5,394,000	$5,062,000

	May 31 2002	August 31 2002	May 31 2003
Assets
Optical components	$40,098,000	$38,643,000	$29,427,000
Material handling components	16,921,000	17,063,000	16,447,000
Electrical components	21,243,000	20,973,000	7,480,000
Irrigation components	16,104,000	13,679,000	8,772,000
Miscellaneous plastic components	4,855,000	4,583,000	3,691,000
Other	2,657,000	2,624,000	5,964,000
Consolidated	$101,878,000	$97,565,000	$71,781,000

Operating income is the measure of profit or loss reported by segment as interest expense and income taxes are not fully allocated by segment.  “Other” includes inter-company eliminations and corporate and other expenses not allocated by segment.

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

Summa manufactures plastic products for diverse commercial and industrial markets. Growth has been achieved by acquisition, development of new products and expansion of the Company’s sales organization. Through its five reportable segments, Summa designs and manufactures injection-molded and thermo-formed plastic optical components for OEM customers in the lighting industry; modular plastic conveyor belt and chain for the food processing industry; engineered plastic fittings, valves, filters and tubing for the agricultural irrigation industry; molded plastic coil forms (“bobbins”) for use in transformers, motors, relays and switches; and other molded and extruded plastic components for diverse industries.

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

New accounting standards adopted by the Company effective September 1, 2002 eliminated the impairment recoverability tests for goodwill and certain other intangible assets with indefinite lives and require that such assets be valued at the lower of their carrying value or fair value.  For a summary of the impairment charge to goodwill taken by the Company effective September 1, 2002, see Note 3 in the “Notes to Condensed Consolidated Financial Statements”, above.  Significant management judgment is involved in determining the fair value of assets. Accordingly, future changes in management’s estimates could result in additional impairment charges of goodwill.

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

Results of Operations

The following table sets forth certain information, derived from Summa’s unaudited condensed consolidated statements of operations, as a percent of sales for the three month and nine month periods ended May 31, 2002 and 2003, and the Company’s effective income tax rate during those periods:

	Three months ended May 31		Nine months ended May 31
	2002	2003	2002	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.5%	75.1%	74.0%	74.6%
Gross profit	26.5%	24.9%	26.0%	25.4%
S,G & A and other expenses, net	18.6%	19.5%	19.7%	19.4%
Operating income	7.9%	5.4%	6.3%	6.0%
Interest expense, net	1.8%	1.4%	2.3%	1.4%
Income before tax and cumulative effect of a change in accounting principle	6.1%	4.0%	4.0%	4.6%
Provision for income taxes	2.1%	1.3%	1.4%	1.5%
Income before cumulative effect of a change in accounting principle	4.0%	2.7%	2.6%	3.1%

Effective tax rate	34.4%	32.2%	34.9%	33.0%

Sales for the third quarter ended May 31, 2003 decreased $4,519,000, or 14%, compared to the same period in the prior year, primarily due to the general economic downturn.  Sales were especially impacted in the Optical Components segment, due to weakness in industrial and commercial construction.  The sales decline of 20% in the Optical Components segment comprised 76% of the total sales decline.  Sales in the Material Handling Components segment decreased 10%, primarily due to delayed deliveries related to a facilities consolidation project in that segment.  Electrical Components sales decreased 7% due to demand weakness and the loss of a key customer which moved operations to China.

Sales for the nine months ended May 31, 2003 decreased $683,000, or 1%, compared to the same period in the prior year, due to a decline of 4% in sales of previously owned businesses, partially offset by the inclusion of the sales of recently acquired operations in the Optical Components segment, sales of which declined 8% excluding the acquisition effect.  Irrigation Components segment sales increased 5%, due to sales promotions and aggressive pricing.  Sales of the Miscellaneous Plastic Components segment declined 20%, primarily due to market weakness and the shift toward inter-company sales.

Gross profit for the third quarter decreased $1,663,000, or 19%, from the comparable prior year period, primarily due to lower sales volume and facility consolidation costs of approximately $300,000 in the Material Handling Components segment.  Gross margin decreased from 26.5% to 24.9% primarily due to the same factors.

Gross profit for the nine months ended May 31, 2003 decreased $737,000, or 3%, from the comparable prior year period, primarily due to decreased sales and profits in the Optical Components segment resulting from softness in non-residential construction.  Gross margin decreased from 26.0% to 25.4%.

Operating expenses for the three months ended May 31, 2003 decreased $580,000, or 10%, from the comparable prior year period, primarily due to the elimination of goodwill amortization which was $277,000 in the prior year third quarter,  and expense reduction measures, partially offset by facility consolidation expenses of approximately $200,000 in the

Material Handling Components segment.  As a percent of sales, operating expenses increased from 18.6% to 19.5%.

Operating expenses for the nine months ended May 31, 2003 decreased $405,000, or 2%, from the comparable prior year period, primarily due to the elimination of goodwill amortization, which was $833,000 in the comparable prior year period, partially offset by the inclusion of operating expenses of recently acquired operations for nine months in the current period compared to five months in the prior year period, and other operating expense increases including facility consolidation costs of approximately $275,000.  As a percent of sales, operating expenses decreased from 19.7% to 19.4%.

Operating income for the third quarter was $1,083,000, or 42%, lower than in the comparable prior year period, due to the changes discussed above. Facility consolidation costs were approximately $500,000 for the quarter.  By segment, operating income decreased $1,028,000 in the Optical Components segment; decreased $770,000 in the Material Handling Components segment; decreased $1,000 in the Electrical Components segment; increased $236,000 in the Irrigation Components segment and the operating loss in the Miscellaneous Plastic Components segment was $282,000 less than in the comparable prior year quarter. Operating margin for the quarter decreased to 5.4% from 7.9% in the third quarter of fiscal 2002.

Operating income for the nine months ended May 31, 2003 was $332,000, or 6%, lower than in the comparable prior year period, despite the elimination of goodwill amortization, which was $833,000 in the comparable prior year period.  Facility consolidation costs were approximately $650,000 in the nine months ended May 31, 2003.  By segment, operating income decreased $313,000 in the Optical Components segment; decreased $559,000 in the Material Handling Components segment; increased $53,000 in the Electrical Components segment; increased $317,000 in the Irrigation Components segment and the operating loss in the Miscellaneous Plastic Components segment was $242,000 less than in the comparable prior year period.  Operating margin declined from 6.3% in the nine months ended May 31, 2002, to 6.0% in the nine months ended May 31, 2003, due to the factors discussed above.

Net interest expense for the third quarter ended May 31, 2003 decreased $195,000 from the prior year third quarter, due to decreased average debt levels and lower interest rates.  Net interest expense for the nine months ended May 31, 2003 decreased $813,000 from the comparable prior year period, due to decreased average debt levels and lower interest rates.

The decrease in the effective tax rate in the third quarter of fiscal 2003 versus fiscal 2002, from 34.4% to 32.2%, and the decrease for the nine months ended May 31, 2003 versus May 31, 2002, from 34.9% to 33.0% was primarily due to the elimination of the amortization of goodwill, a substantial portion of which was not tax deductible.

The Company’s backlog of unfilled orders, believed to be firm, was $10,607,000 at May 31, 2002, $9,225,000 at August 31, 2002 and $7,808,000 at May 31, 2003.  Because the time between entering an order and shipping the product and recording a sale is typically shorter than one month, backlog levels are not normally a reliable indicator of future sales volume.  However, the substantial decline in backlog is primarily due to weak bookings in the Optical Components segment resulting from the weak non-residential construction market, and there is no indication of improvement in that segment in the near-term.  Therefor, sales in that segment are expected to continue to be weak through the balance of fiscal 2003.

Liquidity and Capital Resources

Working Capital.  The Company’s working capital was $17,726,000 at May 31, 2002, $16,301,000 at August 31, 2002 and $16,367,000 at May 31, 2003.

Financing Arrangements.  The Company has several debt relationships as described below.  Substantially all of the Company’s assets are pledged to secure debt.  The term debt and revolving line of credit require compliance with financial and operating covenants.

Summary of the Company’s debt at May 31, 2003:

Description of Debt	Balance	Weighted Average Interest Rate	Additional Availability	Fiscal Year Due

				2003	2004	2005	2006	2007 and thereafter
Revolving line of credit	$6,897,000	3.4%	$10,223,000	$—	$—	$6,897,000	$—	$—
Bank term loans	7,095,000	8.2%	—	1,094,000	3,014,000	2,560,000	427,000	—
Real estate and other loans	8,425,000	3.6%	1,288,000	166,000	671,000	700,000	3,583,000	3,305,000

Total debt	$22,417,000	5.0%	$11,511,000	$1,260,000	$3,685,000	$10,157,000	$4,010,000	$3,305,000

Interest rates on the bank term loans are fixed for periods of one month to four years.  Interest rates on the bank line of credit are subject to market fluctuation and are subject to reduction as the Company achieves certain financial milestones.  Interest rates on most of the real estate and other loans are subject to market fluctuation.

In August 2002, the Company announced a plan to repurchase up to $2,000,000 of its common stock with no time limit (the “2002 Buy Back”).  As of May 31, 2003, the Company had purchased 233,600 shares at an average cost of $8.56 per share, completing the 2002 Buy Back.  98,600 shares were purchased in open market transactions and 135,000 shares were purchased in a private transaction from Stadium Capital Management LLC and affiliates, the Company’s largest stockholder, at the market price on the day of the transaction.  In June 2003, the Company announced a new plan to repurchase up to an additional $2,000,000 of its common stock with no time limit (the “2003 Buy Back”).  No shares had been purchased under the 2003 Buy Back at May 31, 2003.

Net cash provided by operating activities in the first nine months of fiscal 2003 was $7,020,000, $1,230,000 more than in the first nine months of fiscal 2002, primarily due to changes in components of working capital and higher income before a non-cash charge for a cumulative effect of a change in accounting principle, partially offset by the elimination of goodwill amortization.  Net cash used in investing activities was $3,441,000 in the first nine months of fiscal 2003, $1,591,000 less than in the first nine months of fiscal 2002, primarily due to an acquisition in the prior year period.  $4,217,000 in cash was used in financing activities in the first nine months of fiscal 2003 versus $955,000 used in the first nine months of fiscal 2002, primarily due to the sale of preferred stock in the prior year period to fund an acquisition.

Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned investments and debt service for the next twelve months.  The Company has a strategy of growth by acquisition.  In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed.  The Company has 10,000,000 shares of common stock authorized, of which 4,249,117 shares were outstanding at May 31, 2003 and 5,000,000 shares of “blank check” preferred stock authorized, of which 5,000 shares were outstanding as mandatorily redeemable convertible preferred stock at May 31, 2003.  The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

Off-Balance Sheet Arrangements

The Company’s material off-balance sheet arrangements are as follows:

Future lease payments.  The Company leases offices and manufacturing facilities and certain equipment under non-cancelable operating leases.  Future payments under these leases at May 31, 2003 are approximately as follows:

Fiscal Year	Amount
2003	$385,000
2004	$1,222,000
2005	$901,000
2006	$711,000
2007	$475,000
2008 and thereafter	$799,000

In recent years the Company has consolidated and/or abandoned several facilities in an effort to improve efficiencies and operating results, and plans further consolidations.  In the event the Company were to abandon a facility prior to its being leased to a new tenant, the Company could become obligated for accelerated lease payments or other expenses.

Contingent preferred stock redemption obligation.  In December 2001, in order to finance an acquisition, reduce outstanding debt and strengthen the Company’s financial position, the Company issued and sold 5,000 shares of newly-authorized Series A Preferred Stock (the “Preferred Stock”) in a private sale for an aggregate purchase price of $5,000,000.  The terms of the Preferred Stock were negotiated at arms length, including (i) non-voting, (ii) no dividend, (iii) liquidation preference, (iv) convertible into common stock, (v) redeemable by the holder’s election commencing on the third anniversary of the date of issuance and ending immediately prior to the fourth anniversary at a price which equals a twelve percent annual increase over the original issuance price in cash, subject to adjustment, (vi) redeemable at the Company’s option commencing on the fourth anniversary of the date of issuance and ending immediately prior to the fifth anniversary at a price which equals a twenty percent annual increase over the original issuance price in cash, subject to adjustment, and (vii) if outstanding, redeemable on the fifth anniversary of the date of issuance by the Company at the original issuance price, subject to adjustment.  If redemption is elected by the holder of the Preferred Stock during the one-year time period referenced above, the contingent preferred stock redemption obligation would require the Company to pay an aggregate price which increases daily from $7,025,000 on December 14, 2004 to $7,868,000 on December 13, 2005.  For related disclosure regarding accretion of the preferred stock to its redemption value, see Note 4 in the “Notes to Condensed Consolidated Financial Statements” above.

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

EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a – 14 and 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  There were no significant changes in the Company’s internal controls that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company encounters lawsuits from time to time in the ordinary course of business and, at May 31, 2003, the Company and/or its affiliates were parties to several civil lawsuits.  Summa does not expect that the resolution of these lawsuits will have a material adverse impact on future results of operations or financial position.   Certain lawsuits filed against the Company from time to time contain claims not covered by insurance, or seek damages in excess of policy limits, and such claims could be filed in the future.  In addition, the Company recently filed several lawsuits in U.S. District Court against unrelated third parties for infringement of a patent and trade dress owned by a Company subsidiary, and the Company may file additional infringement and/or other types of lawsuits in the future which may result in materially increased costs and other adverse consequences.  Any costs and/or losses that Summa may suffer from such lawsuits, and the effect such litigation may have upon the reputation and marketability of Summa’s products, could have a material adverse impact on the future results of operations, financial condition and/or prospects of the Company.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

99.1  Section 906 Certification

(b)           Current Reports on Form 8-K

Form 8-K dated May 27, 2003 regarding a change in the Company’s certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 11, 2003.

Summa Industries

/s/ James R. Swartwout	/s/ Trygve M. Thoresen
James R. Swartwout	Trygve M. Thoresen
President and Chief Financial Officer	Vice President and Secretary

SECTION 302 CERTIFICATION

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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), for the registrant and we have:

(a)           designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(c)           Disclosed in this Quarterly Report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)           all significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ James R. Swartwout
James R. Swartwout Chief Executive Officer Chief Financial Officer July 11, 2003