Form 10-K/A
period 2002-08-31
SUMMA INDUSTRIES/
filed 2003-07-21
CIK 62262

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Registrant’s telephone number: (310) 792-7024

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title of class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒     No    ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of registrant’s Common Stock held by non-affiliates as of October 22, 2002, based upon the closing price of a share of the Common Stock on The Nasdaq National Market on that date, was $33,274,000.  The number of shares of registrant’s Common Stock outstanding as of October 22, 2002 was 4,422,644.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on January 8, 2003 to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III hereof.

PART I

EXPLANATORY NOTE

Summa Industries hereby amends its Annual Report on Form 10-K for the fiscal year ended August 31, 2002 (the “Form 10-K”) (filed on November 1, 2002) as set forth in this Annual Report on Form 10-K/A (Amendment No. 1) (the “Form 10-K/A”).  The purpose of this amendment to the Form 10-K is to report five business segments instead of the one segment previously reported.  This Form 10-K/A includes amendments for segment disclosure to the following sections of the Form 10-K: Business; Properties; Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Note 17 (Segment Information) of the Notes to Consolidated Financial Statements.

ITEM 1.          BUSINESS.

General

Summa Industries (“Summa” or the “Company”) was incorporated as Southern California Plastics Co. in the State of California in 1942 and subsequently reincorporated in the State of Delaware in 1998. Since 1946, Summa has been a publicly-owned corporation whose Common Stock is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is currently traded on The Nasdaq National Market under the symbol “SUMX”. Growth has been achieved by acquisition, development of new products and expansion of the Company’s sales organization.  Through its five reportable segments described below, Summa designs and manufactures injection-molded and formed plastic optical components for original equipment manufacturer (“OEM”) customers in the lighting industry; molded plastic modular conveyor belt and chain for the food processing industry; plastic fittings, valves, filters and tubing for the agricultural irrigation industry; molded plastic coil forms (“bobbins”) for use in transformers, motors, relays and switches; and other molded and extruded plastic components for diverse industries.

The principal executive offices of the Company are located at 21250 Hawthorne Boulevard, Suite 500, Torrance, California 90503; its telephone number is (310) 792-7024; its facsimile number is (310) 792-7079; and its website is www.summaindustries.com.

Strategy

Summa has a strategy of growth through acquisitions of profitable manufacturing companies with proprietary products or protected market niches, with the intent of expanding its operations by acquiring additional product offerings, enhancing gross profit margins, increasing combined sales so that general and administrative costs would constitute a smaller percentage of total revenues, enhancing overall profitability, and increasing the market value of Summa’s Common Stock to provide liquidity and value for its stockholders by increasing the number of outstanding shares in the public float and the trading activity in the stock. In 1995, the Company refined the strategy to focus on manufacturers of plastic components for industrial and commercial markets.   In general, Summa’s corporate staff does not manage operations of acquired subsidiaries on an ongoing basis, but provides planning, financial and legal oversight, and financing; conducts the acquisition program and business development activities; and manages the investor relations, risk management and employee benefit programs.   Corporate charges are assessed on a basis established annually, related to asset utilization by each operating subsidiary.

History of Acquisitions — Continuing Operations

KVP Falcon Plastic Belting, Inc.  In July 1993, Summa acquired all of the outstanding capital stock of KVP Systems, Inc., a California corporation, renamed KVP Falcon Plastic Belting, Inc. in May 1998 after its acquisition of Falcon Belting, Inc. described below (“KVP”), which designs, manufactures and markets injection-molded plastic conveyor belting for the food processing industry. Belts which can operate on a curve were pioneered by KVP.

LexaLite International Corporation.  In November 1996, Summa acquired all of the outstanding capital stock of LexaLite International Corporation, a Delaware corporation (“LexaLite”), which manufactures injection-molded plastic prismatic components for lighting fixtures.

Calnetics Corporation.  In October 1997, Summa acquired all of the outstanding capital stock of Calnetics Corporation, a California corporation (“Calnetics”).  The principal operating subsidiary of Calnetics was Agricultural Products, Inc., which manufactures plastic fittings, filters, tubing and accessories, primarily for agricultural irrigation.

Falcon Belting, Inc.  In May 1998, Summa acquired all of the outstanding capital stock of Falcon Belting, Inc., an Oklahoma corporation (“Falcon”), which  manufactures modular plastic conveyor belting used in food processing industries. The operations of Falcon were consolidated with KVP.

Canyon Mold.  In September 1998, Summa acquired substantially all of the assets of Canyon Mold, Inc., a California corporation (“Canyon”).  The operations of Canyon were relocated to and integrated into the Company’s molding facility in Corona, California.  Canyon had provided tool design and manufacturing services almost exclusively for the Company.

Plastron Industries, Inc.  In March 1999, Summa acquired substantially all of the assets of Plastron Industries, L.P. (“Plastron”), which manufactures molded plastic coil forms (“bobbins”) for use in transformers, motors, relays and switches.

Broadview Injection Molding, Inc.   In September 1999, Summa acquired substantially all of the assets of Broadview Injection Molding Co., Inc. (“Broadview”), which manufacturers molded plastic coil forms (“bobbins”) for use in transformers, motors, relays and switches.  The operations of Broadview were consolidated with Plastron.

Yarbrough-Timco.    In May 2000, Summa acquired substantially all of the assets of Yarbrough-Timco (“Yarbrough”), which is a distributor and manufacturer of molded plastic coil forms (“bobbins”) for use in transformers, motors, relays and switches.  The operations of Yarbrough were consolidated with Plastron.

Plastic Specialties, Inc.  In October 2000, Summa acquired all of the outstanding capital stock of Plastic Specialties, Inc. (“PSI”), which manufactures formed and extruded plastic components for lighting fixtures.

Ram Belts & Chains.  In December 2000, Summa acquired substantially all of the assets of the Ram Belts & Chains division (“Ram”) of Rainbow Industrial Products Corp., which manufactures injection molded plastic chain and conveyor belting for the food processing and beverage industries.

Genesta.  In January  2002, Summa acquired substantially all of the assets of the Genesta Manufacturing division (“Genesta”) of Pavaco Plastics, Inc.  Genesta manufactures extruded sheet and profiles and thermoformed components for the lighting and other industries.  The primary reasons for the acquisition were that the acquisition of Genesta increased the Company’s North American market share, provided entrée to new markets, provided a low cost manufacturing location and provided other manufacturing cost and sales and distribution synergies.

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

Although the existing management of an acquired company typically would be retained to manage day to day operations, it is anticipated that the business of the acquired company could be expanded with the support of Summa’s corporate staff.  Any such expansion could place a significant strain on Summa’s management and resources, require Summa to implement additional operating, marketing and financial controls, and necessitate that Summa hire additional personnel, which could have a significant adverse effect on Summa’s operating results.  It is also likely that any such acquisition would require Summa to raise additional capital to finance the acquisition or provide working capital to the acquired company.  If this additional capital were raised through debt financings, Summa would incur substantial additional interest expense; sales of additional equity to raise the needed capital would dilute, on a pro-rata basis, the percentage ownership of all holders of Summa Common Stock.  There can, however, be no assurance that sufficient financing will be available to Summa to continue its acquisition strategy on terms and conditions that are acceptable to Summa.

Continued implementation of the Company’s strategy will depend to a significant extent upon the ability of Summa’s management to identify appropriate candidates for acquisition, negotiate deals acceptable to the Board of Directors and stockholders of the Company, obtain acceptable acquisition prices, and supervise the management of operating subsidiaries.  There can be no assurance that the terms upon which a prospective company can be acquired will be favorable to Summa, or that Summa will not encounter unforeseen difficulties and liabilities in connection with any such acquisition.

Segments and Products

Summa manufactures diverse plastic products in five reportable segments.  From fiscal 1999 to fiscal 2001, the Company reported results from two segments -“Engineered Polymer Components” and “Extruded Plastic Products,” the principal differences being the channels of distribution and the production processes involved.  The business evolved to the point where the business attributes which resulted in that segmentation no longer met the aggregation criteria necessary to report on a two-segment basis.  In its initial filing of the Form 10-K, the business was reported as a single segment.  After further analysis, it has been determined that the Company has five reportable segments as described below, and prior period disclosures in this Form 10-K/A regarding segments have been restated to conform to this presentation.

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

The following table sets forth external sales by segment as a percent of total Company sales:

	2000	2001	2002

Optical Components	48%	52%	52%
Material Handling Components	16%	18%	22%
Electrical Components	17%	14%	11%
Irrigation Components	16%	13%	12%
Miscellaneous Plastic Components	3%	3%	3%

For financial information by reportable segment, including revenue, profit or loss and total asset information, see Note 17 in the “Notes to Consolidated Financial Statements” of the Company in this Annual Report on Form 10-K/A.  The prior period financial information contained in Note 17 has been restated to conform to the current reportable segments.

Research and Development

Summa invests significantly in the development of new products and manufacturing processes.  Only direct costs associated with new tooling for products are capitalized.  All other costs, including salaries and wages of employees involved in research and development, are expensed as incurred.

Production

Injection Molding.  Summa’s principal manufacturing operation is injection molding of plastic parts.  Some products are molded by third-party vendors.  Injection molds and tools are made by Summa and outside vendors.  Products are made on modern molding machines, which range from 28 to 1500 tons clamping force, using a wide variety of plastic resins.

Thermoforming.  Summa vacuum forms and pressure forms products from sheet which it produces and buys from third parties.  Tooling for the forming process is produced by third-party vendors.

Extrusion.  Summa extrudes plastic sheet, profiles and tubing.  The Company’s sheet and profile products are primarily made of polycarbonate and acrylic, while the tubing is extruded from polyethylene and polyvinylchloride (PVC).

In addition to injection molding, thermoforming and extrusion, Summa performs additional production operations including laser cutting, machining and welding of plastic parts, vacuum deposition, coating, assembly and testing. Summa operates on a just-in-time basis with many of its customers, and inventories are managed to minimal levels.  Four of Summa’s manufacturing plants are ISO registered.

Marketing and Distribution

Summa manufactures plastic products and components which are generally sold to other manufacturers (“OEM’s”) who incorporate Summa’s components in their products, and to businesses which incorporate the Company’s products in systems assembled for their own use or for their customers’ use.  The Company generally considers its customers to be OEM’s, distributors and, to a limited extent, end users.  Most sales are made directly by employees of the Company, although Summa utilizes several independent manufacturers’ representatives.  Sales in the Optical Components, Electrical Components and Miscellaneous Plastic Components segments are almost exclusively to OEM’s, while sales in the Material Handling Components and Irrigation Components segments are primarily to distributors.   The Company delivers its products principally by truck through the use of independent freight carriers and, to a lesser extent, by air and sea transport.

Summa’s largest three customers, all of whom are customers of the Optical Components segment, accounted for 10.3%, 4.2% and 3.6% of sales in fiscal 2002.  Summa’s largest customer in fiscal 2002 was Acuity Brands, Inc.  The Company has several thousand active accounts including Fortune 1,000 and large privately held businesses.

Raw Materials

Summa’s principal raw material is pelletized plastic resin which is delivered in bulk by truck, or in large boxes, typically weighing 1,000 pounds (“Gaylords”).  The Company is a large user of resin and does not rely on any single vendor for more than 15% of its raw material. Every material used is available from several vendors.  Primary resins used include polycarbonate, acrylic, polyethylene, polyvinylchloride, polypropylene, acetal and nylon.  Principal vendors include AtoFina, Bayer, Cyro, Dow, Dupont, GE Plastics and Lucite, among others.  The resins used by the Company are crude oil or natural gas derivatives and may be affected to some extent by the supply, demand and price trends in the petroleum industry.  The Company did not incur any shortages or unavailability of raw materials during fiscal 2002.  Prices were relatively stable in fiscal 2001 and 2002.

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

Summa’s sales exhibit modest seasonality, especially in its  Irrigation Components segment.  Excluding the effects of economic cycles, growth and acquisitions, the Company expects sales, as a percentage of fiscal year’s sales, to occur approximately as follows:

Quarter	Percent of Sales
1st quarter	24%
2nd quarter	23%
3rd quarter	27%
4th quarter	26%
100%

Because a portion of overhead is fixed and, therefor, does not vary with sales volume, profit may vary from quarter to quarter with more volatility than sales volume.

Competitive Conditions

The markets for the products currently manufactured and sold by Summa are characterized by extensive competition.  Numerous companies currently offer competing products nationally and internationally, and in certain geographic areas the Company has competition from local manufacturers as well.  It can be expected that other companies will introduce additional competing products in the future.  Many existing and potential competitors have greater financial, marketing and research resources than Summa.  Several of Summa’s segments include one or more dominant competitors, such as Interlox and Rexnord in the Material Handling Components segment, Cosmo in the Electrical Components segment, and Toro and Netafim in the Irrigation Components segment.  In addition, some of Summa’s largest customers have the resources to internally manufacture products comparable to those currently purchased from Summa, and some of Summa’s customers also compete with the Company in certain areas.

Summa believes that its trade names and reputation are significant to its competitive position.  In addition, Summa believes that price is a significant element of competition.  However, factors such as engineering, performance, availability and reliability are considered in the purchasing process.  The performance of Summa in the future will depend on its ability to develop and market new products that will gain customer acceptance and loyalty, as well as its ability to adapt its product offerings to meet changing pricing considerations and other market factors.  The Company’s operating performance would be adversely affected if it were to incur delays in developing new products or if such products did not gain market acceptance.  There can be no assurance that existing or future products will be sufficiently successful to enable Summa to effectively compete in its markets or, should new product offerings meet with significant customer acceptance, that one or more current or future competitors will not introduce products that render the Company’s products noncompetitive.

Patents, Trademarks and Licenses

The Company owns and licenses many domestic and foreign patents on products which it has developed or acquired that expire on dates ranging to 2019.  In addition, several patent applications are currently in process.  The extent to which patents provide a commercial advantage or inhibit the development of competing products varies.  The expiration of certain patents, particularly in the Optical Components segment, could result in increased future competition and decreased profitability.  Summa also relies upon common law concepts of confidentiality and trade secrets, as well as economic barriers created by the required investments in tooling and technical personnel and the development of customer relationships, to protect its proprietary products.  Summa also has domestic and foreign trade name and trademark registrations covering many of the names and logos which appear on its products which are helpful in enabling the Company to maintain its present competitive position.

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

Employees

At October 22, 2002, Summa had 773 employees, including five employees who comprise the Company’s corporate staff.  Approximately 40 of Summa’s employees are covered by a collective bargaining agreement.  The Company considers its relationship with its employees to be good.

Export Sales

For information regarding Summa’s export sales by geographic area for the past three fiscal years, see Note 17 in the “Notes to Consolidated Financial Statements” of the Company in this Annual Report on Form 10-K/A.

ITEM 2.	PROPERTIES.

The Company operates primarily at the following facilities:

Location	Sq. Ft.	Principal Activity	Segment	Lease Expires

Torrance, California	280	Corporate office		Month-to-Month
Charlevoix, Michigan	94,000	Manufacturing	Optical	Owned
Dickson, Tennessee	55,000	Manufacturing	Optical	Owned
Olive Branch, Mississippi	128,000	Manufacturing, warehouse	Optical	Owned
Guelph, Ontario	41,000	Manufacturing, warehouse	Optical	January 2007
Reading, Pennsylvania	40,000	Manufacturing, warehouse	Material Handling	August 2003
Rancho Cordova, California	48,000	Manufacturing, warehouse	Material Handling	February 2006
Bensenville, Illinois	76,500	Manufacturing	Electrical	Owned
Ontario, California	72,000	Manufacturing, warehouse	Irrigation	August 2009
Winter Haven, Florida	28,000	Manufacturing	Irrigation	Owned
Visalia, California	4,500	Manufacturing, warehouse	Irrigation	January 2003
Corona, California	53,000	Manufacturing	Misc. Plastic	May 2004

The Company’s facilities are well-maintained, and well suited for its operations. The Company believes it has adequate capacity to meet foreseeable demand.

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

The Company encounters lawsuits from time to time in the ordinary course of business and, at August 31, 2002, the Company and/or its affiliates were parties to several civil lawsuits.  Summa does not expect that the resolution of these lawsuits will have a material adverse impact on future results of operations or financial position.   Certain lawsuits filed against the Company from time to time contain claims not covered by insurance, or seek damages in excess of policy limits, and such claims could be filed in the future.  Any losses that Summa may suffer from such lawsuits, and the effect such litigation may have upon the reputation and marketability of Summa’s products, could have a material adverse impact on the future results of operations, financial condition and/or prospects of the Company.  See also “Business—Environmental Matters” above.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the fiscal year ended August 31, 2002 to a vote of Summa’s stockholders, through solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Recent Market Prices

Summa’s Common Stock is traded on The Nasdaq National Market under the symbol “SUMX.”  During the year ended August 31, 2002, the average weekly trading volume was approximately 42,000 shares.  The stock markets have experienced extreme price and volume fluctuations during certain periods.  These broad market fluctuations and other factors may adversely affect the market price of Summa’s Common Stock for reasons unrelated to Summa’s operating performance.  The following table sets forth the high and low prices for a share of Summa’s Common Stock on The Nasdaq National Market for the periods indicated.

Quarter Ended	11/30/00	2/28/01	5/31/01	8/31/01	11/30/01	2/28/02	5/31/02	8/31/02
High	$14.00	$11.25	$10.10	$12.01	$11.15	$9.55	$10.00	$10.23
Low	$9.88	$6.75	$8.25	$9.00	$6.80	$7.51	$8.10	$8.26

On October 22, 2002, the closing price on The Nasdaq National Market for a share of Summa Common Stock was $9.46.

Recent Issuances and Repurchases

In December 2001 the Company issued and sold 5,000 shares of newly-authorized Series A Preferred Stock in a private sale made in reliance on the exemption from registration contained in Rule 506 promulgated under the Securities Act of 1933 by the Securities and Exchange Commission (“Rule 506”) to an investment group for an aggregate purchase price of $5,000,000. The purpose of the issuance was to fund the acquisition of the Genesta Manufacturing division (“Genesta”) of Pavaco Plastics Inc., an Ontario corporation (“Pavaco”), from Pavaco and to reduce outstanding debt and strengthen the Company’s financial position.   The holders of the Series A Preferred Stock are not entitled to dividends or to vote prior to conversion, but are entitled to a liquidation preference of $1,000 per share (subject to adjustment upon the occurrence of certain events as set forth in the Certificate of Designations for the Series A Preferred Stock (the “Certificate of Designations”)).  Shares of Series A Preferred Stock are convertible at any time at the request of the holder thereof into common stock of the Company at a ratio of one hundred and twenty five shares of common stock for each share of Series A Preferred Stock, or 625,000 shares in the aggregate, with such conversion ratio subject to adjustment upon the occurrence of certain events as set forth in the Certificate of Designations.  At the option of the holder, the Series A Preferred Stock shall be redeemed by the Company at any time commencing on the third anniversary of the date of issuance and ending immediately prior to the fourth anniversary of the date of issuance at a price  which equals a twelve percent annual increase over the original issuance price in cash, subject to adjustment upon the occurrence of certain events as set forth in the Certificate of Designations. At the option of the Company, the Series A Preferred Stock may be redeemed at any time commencing on the fourth anniversary of the date of issuance and ending immediately prior to the fifth anniversary of the date of issuance at a price  which equals a twenty percent annual increase over the original issuance price in cash, subject to adjustment upon the occurrence of certain events as set forth in the Certificate of Designations. Unless earlier converted or redeemed, on the fifth anniversary of the date of issuance any Series A Preferred Stock outstanding shall be redeemed by the Company at the original issuance price, subject to adjustment upon the occurrence of certain events as set forth in the Certificate of Designations.

In connection with the acquisition of Genesta in January 2002, the Company issued 40,000 shares of the Company’s unregistered common stock to Pavaco as partial consideration for the acquisition, with the right of the holder thereof to require the Company to repurchase such stock for $13.25 per share for a ninety day period commencing eighteen months from closing.  This issuance was made in reliance on the exemption from registration contained in Rule 506.  Subsequently, the Company repurchased the 40,000 shares from Pavaco at a discounted price of $11.25 per share in August 2002.

In late fiscal 2002, the Board of Directors of the Company authorized the repurchase of up to $2.0 million worth of the Company’s Common Stock in open market transactions on The Nasdaq National Market.   As of August 31, 2002, no repurchases had been made thereunder.  Any repurchases will be at the discretion of senior management and subject to market conditions, compliance with regulations and other factors. No minimum amount of repurchases is required and no time limit has been set. The Company intends to finance any repurchases from working capital.

Description of Securities

The authorized capital stock of Summa consists of 10,000,000 shares of Common Stock, $.001 par value, and 5,000,000 shares of Preferred Stock, $.001 par value.  As of August 31, 2002, 4,401,769 shares of the Company’s Common Stock were issued and outstanding and 5,000 shares of Series A Preferred Stock were issued and outstanding.  The number of holders of record of Summa’s Common Stock as of August 31, 2002 was 290.  In addition, based upon the number of copies of this Annual Report requested by intermediaries on behalf of their clients, Summa estimates that there are approximately 2,500 additional stockholders whose shares are held in “street name”, including approximately 800 stockholders who own shares through the Summa Industries 401(k) Savings and Retirement Plan.

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

Preferred Stock.  The Board of Directors is authorized, subject to any limitations prescribed by applicable laws, rules and regulations, to provide for the issuance of Preferred Stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the designations, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof, and to increase or decrease the number of shares of any such series (but not below the number of shares of such series then outstanding) without any further vote or action by the stockholders.  Although Summa has no present plan to issue any additional shares of Preferred Stock besides the existing Series A Preferred Stock (See “Recent Issuances and Repurchases” above), the issuance of Preferred Stock in the future could provide voting or conversion rights that would adversely affect the voting power or other rights of the holders of Common Stock and thereby reduce the value of the Common Stock.  In addition, the issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of Summa.  In particular, specific rights granted to future holders of Preferred Stock could be used to restrict Summa’s ability to merge with or sell its assets to a third party, or otherwise delay, discourage or prevent a change in control of Summa.

Anti-Takeover Devices.  In addition to the ability to issue Preferred Stock, Summa’s Certificate of Incorporation and Bylaws specifically prohibit cumulative voting and the right of stockholders to call a special meeting of stockholders, provide for the classification of the Board of Directors into three classes with one class elected annually, require a two-thirds supermajority stockholder vote to amend certain provisions of the Certificate of Incorporation and Bylaws, and include other provisions which are also likely to delay, discourage or prevent a change in control of Summa not approved by the Board of Directors and the Company’s stockholders.  Further, neither the Company’s Certificate of Incorporation and Bylaws nor Delaware law prohibit the Company from adopting a stockholders’ rights plan, or poison pill.

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

The selected financial data set forth below for the years ended August 31, 2000, 2001 and 2002 have been derived from the audited consolidated financial statements of Summa included elsewhere herein.  The selected financial data set forth below for the years ended August 31, 1998 and 1999 have been derived from audited consolidated financial statements of Summa that are not included herein.  Prior year sales and certain costs and expenses have been reclassified to conform with current year presentations.  The selected financial data set forth below should be read in conjunction with those financial statements (including the notes thereto) and with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 below.

	At and for the Fiscal Years Ended August 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share amounts)
Statement of Income Data:
Net sales	$87,038	$108,575	$125,746	$127,002	$116,241
Costs and expenses:
Cost of sales	60,941	76,203	90,833	93,650	85,765
Selling, general and administrative and other expenses	16,717	19,494	20,923	23,118	21,911
Interest, net	1,607	2,280	2,984	3,851	2,500
Costs and expenses of continuing operations	79,265	97,977	114,740	120,619	110,176
Income from continuing operations before provision for taxes	7,773	10,598	11,006	6,383	6,065
Provision for income taxes	3,215	4,043	3,700	1,970	2,136
Income from continuing operations	4,558	6,555	7,306	4,413	3,929
Income from discontinued operations, net of income tax effect	316	—	—	—	—
Net income	$4,874	$6,555	$7,306	$4,413	$3,929
Preferred stock accretion	—	—	—	—	491
Net income available to common stockholders	$4,874	$6,555	$7,306	$4,413	$3,438

Earnings per common share:
Basic:
Continuing operations	$1.09	$1.53	$1.71	$1.04	$0.78
Discontinued operations	$0.07	—	—	—	—
Net income	$1.16	$1.53	$1.71	$1.04	$0.78
Diluted:
Continuing operations	$1.03	$1.46	$1.62	$1.00	$0.76
Discontinued operations	$0.07	—	—	—	—
Net income	$1.10	$1.46	$1.62	$1.00	$0.76
Weighted average number of shares:
Basic	4,199	4,278	4,284	4,255	4,398
Diluted	4,420	4,488	4,506	4,424	4,512

Balance Sheet Data:
Assets	$63,983	$87,654	$89,940	$98,279	$97,565
Working capital	$10,854	$10,326	$12,761	$14,539	$16,301
Long-term debt, net of current maturities	$18,675	$27,987	$25,777	$29,178	$19,845
Mandatorily redeemable preferred stock	—	—	—	—	$5,366
Stockholders’ equity	$28,118	$35,373	$41,060	$45,807	$50,219

Common shares outstanding	4,257	4,313	4,225	4,297	4,402
Preferred shares outstanding	—	—	—	—	5

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Statements contained in this Annual Report on Form 10-K/A, which are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding Summa’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as those set forth in “Business—Legal Proceedings” above.  Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in “Risk Factors” below and elsewhere in this Annual Report on Form 10-K/A.  The forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

Summa manufactures plastic products for diverse commercial and industrial markets. Through its five reportable segments, Summa designs and manufactures injection-molded and formed plastic optical components for OEM customers in the lighting industry; modular plastic conveyor belt and chain for the food processing industry; engineered plastic fittings, valves, filters and tubing for the agricultural irrigation industry; molded plastic coil forms (“bobbins”) for use in transformers, motors, relays and switches; and other molded and extruded plastic components for diverse industries.

Risk Factors

Growth has been achieved by acquisition, development of new products and expansion of the Company’s sales organization. There can be no assurance that Summa will be able to continue to consummate acquisitions, develop new products or expand sales to sustain rates of revenue growth and profitability in future periods comparable to those experienced in the past several years.  See “Business — History of Acquisitions — Continuing Operations” above.  Any future success that the Company may achieve will depend upon many factors including factors which may be beyond the control of Summa or which cannot be predicted at this time.  Uncertainties and factors which could cause actual results or events to differ materially from those set forth or implied include:

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

•                  the timing of Summa’s advertising and promotional campaigns

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

New accounting standards to be adopted by the Company effective September 1, 2002 eliminate the impairment recoverability tests for goodwill and certain other intangible assets with indefinite lives and require that such assets be valued at the lower of their carrying value or fair value. Significant management judgment is involved in determining the fair value of assets. Accordingly, future changes in management’s estimates could result in impairment charges of goodwill and indefinite lived intangible assets.

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

Results of Operations

The following table sets forth certain information derived from Summa’s consolidated statements of income from continuing operations as a percentage of sales for the three years ended August 31, 2002, as well as the Company’s effective income tax rate for each period presented.  For a description of acquisitions during the periods presented, see “Business — History of Acquisitions — Continuing Operations” above.

	2000	2001	2002

Net sales	100.0%	100.0%	100.0%
Cost of sales	72.3	73.7	73.8
Gross profit	27.7	26.3	26.2
S,G, & A and other expense, net	16.6	18.2	18.8
Operating income	11.1	8.1	7.4
Interest expense, net	2.4	3.1	2.2
Income before income taxes	8.7	5.0	5.2
Provision for income taxes	2.9	1.5	1.8
Net income	5.8%	3.5%	3.4%

Effective tax rate	33.6%	30.9%	35.2%

Net Sales.  For the year ended August 31, 2001, net sales increased by $1,256,000, or 1%, over the prior fiscal year, due to the inclusion of $18,620,000 in sales of newly acquired operations, substantially offset by a decrease in sales of previously owned businesses of $17,364,000.  See “Business — History of Acquisitions — Continuing Operations” above.  Comparative same business unit sales declined 12%, due to the general business downturn and discontinuation of some low margin commodity products.  Of the 12% decline, approximately 4% was a result of the discontinuation of some commodity products and manufacturing services, primarily in the Optical Components segment.  Sales weakened throughout the year as a result of a deteriorating economy.  Optical Components segment sales of previously owned businesses declined 14% though reported sales increased 11% due to sales from newly acquired operations; Material Handling Components segment sales of previously owned businesses declined 6% though reported sales increased 14% due to sales from newly acquired operations;  Electrical Components segment sales declined 17%; Irrigation Components segment sales declined 17%; and Miscellaneous Plastic Components segment sales declined 24%, primarily due to the loss of a significant customer and market weakness.  Sales in the Material Handling Components segment declined less than in the other segments because a significant portion of its sales are due to replacement and repair.

For the year ended August 31, 2002, net sales decreased by $10,761,000, or 8%, from the prior fiscal year, due to a decrease in sales of previously owned businesses of $16,995,000, partially offset by the inclusion of $6,234,000 in sales of newly acquired operations. See “Business — History of Acquisitions — Continuing Operations” above.  Comparative same business unit sales declined 13%, due to the general business downturn and discontinuation of some low margin commodity products.  Of the 13% decline, approximately 4% was a result of the discontinuation of some commodity products and manufacturing services, primarily in the Optical Components segment.  Sales weakened throughout the year as a result of a deteriorating economy.  Optical Components segment sales of previously owned businesses declined 22% due to weakness in the non-residential construction market and less sales to off-shore manufacturers though reported sales declined only  8% due to sales from newly acquired operations; Material Handling Components segment sales of previously owned businesses increased 6% due to strength in demand for automation in food processing industries though reported sales increased 10% due to sales from newly acquired operations; Electrical Components segment sales declined 27% due to the general business downturn, especially in the telecommunications and computer equipment markets, and the migration of some key accounts to off-shore manufacturing sites; Irrigation Components segment sales declined 16% due to weakness in the agricultural markets the Company serves; and Miscellaneous Plastic Components segment sales declined 7%, due to the loss of a significant  customer and market weakness.  The downward trend observed in fiscal 2001 was exacerbated in the beginning of fiscal 2002 by the effects of the September 11, 2001 attacks and ongoing related events.

Cost of Sales. For the year ended August 31, 2001, cost of sales increased by $2,817,000, or 3%, from the prior fiscal year, due to the inclusion of the results of newly acquired operations of $14,117,000, and plant consolidation expenses of $1,800,000 incurred, partially offset by the decline in sales and related costs of previously owned businesses.  As a percent of sales, costs of goods sold increased from 72.3% to 73.7%, due to the blending of newly acquired businesses with historically higher costs of goods sold, and the effects of reduced sales volume and costs related to plant consolidations.  During the fiscal year, four facilities were closed and consolidated with other operations of the Company.

For the year ended August 31, 2002, cost of sales decreased by $7,885,000, or 8%, from the prior fiscal year, due to the decline in sales of previously owned businesses, partially offset by the inclusion of the cost of sales of newly acquired operations of $4,930,000.  As a percent of sales, costs of goods sold increased from 73.7% to 73.8%, due to the blending of newly acquired businesses with historically higher costs of goods sold, and the effects of reduced sales volume and costs related to plant consolidations, offset by the benefits of plant consolidations and other cost reduction initiatives.  During the fiscal year, three facilities were closed and consolidated with other operations of the Company.

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

For the year ended August 31, 2002, gross profit decreased $2,876,000, or 9%, from the prior fiscal year, primarily due to sales decreases in previously owned businesses, partially offset by the effects of acquisitions of $1,304,000.  Gross margin declined from 26.3% to 26.2%, primarily due to the effects of sales volume decreases and the effects of acquisitions, offset by cost reduction initiatives.

Selling, General, Administrative and Other Expense, Net (“Operating Expense”).  For the year ended August 31, 2001, operating expenses increased $2,195,000, or 10%, from the prior fiscal year, primarily due to the inclusion of the operating expenses of newly acquired businesses, partially offset by decreases in operating expenses of previously owned operations and a gain on the sale of property, plant and equipment.  See “Business — History of Acquisitions — Continuing Operations” above.  As a percent of sales, operating expenses increased from 16.6% to 18.2%, primarily as a result of the effects of sales volume decreases and the blending of newly acquired businesses with historically higher operating expenses.

For the year ended August 31, 2002, operating expenses decreased $1,207,000, or 5%, from the prior fiscal year, primarily due to the inclusion of a $723,000 gain on the sale of an Irrigation Components segment facility  and to decreases in operating expenses of previously owned operations, partially offset by the inclusion of operating expenses of newly acquired operations.  See “Business — History of Acquisitions — Continuing Operations” above.  As a percent of sales, operating expenses increased from 18.2% to 18.8%, primarily as a result of the effects of sales volume decreases, partially offset by the blending of newly acquired businesses with historically lower operating expenses.

Operating Income. For the year ended August 31, 2001, operating income was $3,756,000, or 27%, lower than in the comparable prior year period, due to the changes discussed above.  By segment, operating income decreased $1,140,000 in the Optical Components segment, due primarily to decreased sales of previously owned businesses; decreased $532,000 in the Material Handling Components segment, primarily due to decreased sales of previously owned businesses; decreased $1,266,000 in the Electrical Components segment due primarily to decreased sales volume and pricing pressures; increased $181,000 in the Irrigation Components segment, primarily due to product mix comprised of less commodity sales; and decreased $690,000 in the Miscellaneous Plastic Components segment, primarily due to decreased volume resulting from the loss of a significant customer and market weakness, as well as inefficiencies created by the repatriation of Company tools from third party molders.  Operating margin for the year decreased from 11.1% in fiscal 2000 to 8.1% in fiscal 2001, as a result of the changes in gross margin and operating expenses discussed above.

For the year ended August 31, 2002, operating income was $1,669,000, or 16%, lower than in the comparable prior year period, due to the changes discussed above.  By segment, operating income decreased $72,000 in the Optical Components segment; increased $606,000 in the Material Handling Components segment, primarily due to increased sales from existing and newly acquired operations; decreased $448,000 in the Electrical Components segment, due primarily to decreased sales and continuing pricing pressures; decreased $252,000 in the Irrigation Components segment, primarily due to decreased sales volume; and decreased $1,651,000 in the Miscellaneous Plastic Components segment, primarily due to decreased volume from the loss of a significant customer, market weakness, a continued shift toward inter-company molding, as well as inefficiencies created by the repatriation of Company tools from third party molders.  Operating margin for the year decreased from 8.1% in fiscal 2001 to 7.4% in fiscal 2002, as a result of the changes in gross margin and operating expenses discussed above.

Interest Expense, Net.  Interest expense increased from $2,984,000 in fiscal 2000 to $3,851,000 in fiscal 2001, due to higher average levels of debt during the year, partially offset by decreasing variable interest rates during fiscal 2001.  For fiscal 2002, interest expense decreased to $2,500,000 due to reduced levels of debt and lower interest rates.  Interest expense relates primarily to interest on debt owed to banks, pursuant to the borrowing arrangement described in “Liquidity and Capital Resources — Financial Arrangements” below.  Most of the outstanding borrowings under these arrangements were for acquisitions.

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

Inflation.  Inflation did not have a significant impact on Summa’s operations during fiscal 2000 except during the fourth quarter of fiscal 2000.  During that period, oil price increases resulted in increasing and increasingly volatile costs of plastic resin, energy and transportation.  These factors did not have a material impact on the Company’s financial results except in the fourth quarter, when they contributed to reduced gross margins.

In fiscal 2001, prices of plastic resins stabilized, and the Company implemented price increases on selected products.  Energy costs increased significantly in California.  During fiscal 2001, the Company reduced its exposure to California energy costs by relocating several operations to the Midwest.  In fiscal 2002, resin prices remained relatively stable.  No significant amount of sales or purchases is made pursuant to fixed price, long-term agreements.

Liquidity and Capital Resources

Sources and Uses of Funds.  The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties.  See “Financing Arrangements” below.   During the three fiscal years ended August 31, 2002, net cash provided by operating activities was $8,368,000 in 2000, $13,476,000 in 2001 and $11,865,000 in 2002.  Cash flows from operations increased in 2001 compared to 2000 primarily due to reductions in accounts receivable and inventory resulting from declining same business unit sales and intentionally discontinued product lines.  Cash flows from operations declined in 2002 compared to 2001 primarily due to decreased income and changes in the components of working capital.

Summa’s principal uses of cash have been the (i) support of operating activities, (ii) acquisitions of businesses,  (iii) investment in capital improvements, (iv) reduction of debt and (v) repurchase of common stock.  Cash used for certain investing activities for the three fiscal years ended August 31, 2002 is summarized in the following table:

	Fiscal Years Ended August 31,
	2000	2001	2002

Acquisitions of businesses	$2,174,000	$15,998,000	$2,685,000
Investment in capital improvements	$4,333,000	$3,207,000	$3,380,000
Capital investment as a percent of depreciation	92%	59%	68%

Investment is primarily for new product tooling activity, manufacturing equipment upgrades and new computer systems.  Capital spending declined in 2001 primarily because certain assets of acquired businesses were redeployed throughout the organization.  Although Summa expects to continue making substantial investments in tooling for new products, at August 31, 2002, Summa was not committed to any outside supplier for major capital expenditures, and believes its present capacity, augmented by anticipated continued investment in new product tooling and equipment, will be sufficient to meet demand for its products. For information relating to acquisitions, see “Business — History of Acquisitions — Continuing Operations” above.

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

Summary of the Company’s debt at August 31, 2002:

Description of Debt	Balance	Weighted Average Interest Rate	Additional Availability	Due

Revolving line of credit	$5,510,000	4.3%	$9,467,000	2004
Bank term loans	10,378,000	7.9%	—	2003-2005
Real estate and other loans	9,023,000	4.5%	—	2003-2007
Total debt	$24,911,000	5.9%	$9,467,000

Interest rates on the revolving line of credit and certain real estate loans are subject to market fluctuation, and the rates on the revolving line of credit are subject to reduction as the Company achieves certain financial milestones.  See also Note 9 in the “Notes to Consolidated Financial Statements” of the Company in this Annual Report on Form 10-K/A.

Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned capital expenditures and debt service for the next twelve months.  The Company has a strategy of growth by acquisition.  In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed. The Company has 10,000,000 shares of common stock authorized, of which 4,401,769 shares were outstanding at August 31, 2002, and 5,000,000 shares of “blank check” preferred stock authorized, of which 5,000 shares were outstanding at August 31, 2002.  The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

Recent Accounting Pronouncements

See Note 1 in the “Notes to Consolidated Financial Statements”  in Part IV of this Annual Report on Form 10-K/A.

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

The Company’s market risk relates to interest rate exposure on long-term borrowings.  The Company does not use financial instruments for trading or other speculative purposes.  Excess cash is primarily used to pay down the revolving line of credit.  Borrowings against the revolving line of credit and certain real estate loans are at variable interest rates.  All other borrowings are at fixed rates.

At August 31, 2001, the Company had $13,201,000 of outstanding loans with interest rates varying from 2.8 percent to 6.8 percent, in traunches.  A one percent increase in interest rates charged on the Company’s outstanding variable rate borrowings would have resulted in an increase in annual interest expense of approximately $132,000, assuming the total outstanding amount of variable interest debt had remained the same as on August 31, 2001.

At August 31, 2002, the Company had $15,917,000 of outstanding loans with interest rates varying from 4.0 percent to 4.9 percent, in traunches.  A one percent increase in interest rates charged on the Company’s outstanding variable rate borrowings would result in an increase in annual interest expense of approximately $159,000, assuming the total outstanding amount of variable interest debt were to remain the same as on August 31, 2002.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and related notes thereto of the Company filed herewith are set forth in Item 14 and included in Part IV of this Annual Report on Form 10-K/A.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As previously reported, effective on May 20, 2002 the Company dismissed its former independent public accountants, Arthur Andersen LLP (“Andersen”) and, on May 21, 2002, the Company retained KPMG LLP as its new independent public accountants. The change in accountants was ratified and approved by the Board of Directors of the Company, upon the recommendation of the Audit Committee of the Board of Directors.  KPMG LLP reviewed the Company’s financial statements for its fiscal quarter ended May 31, 2002, included in the

Company’s Quarterly Report on Form 10-Q for such quarter, and audited the financial statements of the Company for the fiscal year ending August 31, 2002 included elsewhere in this Annual Report on Form 10-K/A.

During the Company’s fiscal years ended August 31, 2000 and 2001, and the subsequent interim period through May 20, 2002, there were no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements for such periods.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred during the Company’s fiscal years ended August 31, 2000 and 2001, or during the subsequent interim period through May 20, 2002.

The audit reports issued by Andersen on the consolidated financial statements of the Company as of and for the fiscal years ended August 31, 2000 and August 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.  The Company provided Andersen with a copy of the foregoing disclosures at the time of dismissal, and a letter from Andersen confirming its agreement with these disclosures is attached to the Company’s Form 8-K dated May 20, 2002.

During the Company’s fiscal years ended August 31, 2000 and 2001 and through May 20, 2002, the Company did not consult with KPMG LLP with respect to the application of accounting principles to a specified transaction or regarding any of the other matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

Incorporated by reference from Summa’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.   Specifically excludes from incorporation disclosures in the Proxy Statement made under Item 7(d)(3) of Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION.

Incorporated by reference from Summa’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.   Specifically excludes from incorporation disclosures in the Proxy Statement made under paragraphs (k) and (l) of Item 402 of Regulation S-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference from Summa’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference from Summa’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   Financial Statements, Financial Statement Schedules and Exhibits:

The following documents are either filed herewith or incorporated herein by reference:

1.  Financial Statements.  The audited consolidated financial statements of Summa and subsidiaries as of

August 31, 2001 and 2002 and for each of the three years in the period ended August 31, 2002 (including the notes thereto which contain unaudited quarterly financial data for each of the two years ended August 31, 2002), and the report of independent public accountants thereon, are included herein as set forth in the “Index to Consolidated Financial Statements” set forth on page F-1.

2.  Financial Statement Schedules.   The following financial statement schedules:

Schedule II - Valuation and qualifying accounts.

3.  Exhibits.  The following exhibits to this Annual Report on Form 10-K/A are either filed herewith or incorporated herein by reference as indicated:

Exhibit Number	Document

2.1	Agreement and Plan of Reorganization dated March 19, 1993 by and between the Company and KVP Systems, Inc. relating to the acquisition by the Company of KVP (1)
2.2

Agreement and Plan of Merger dated November 22, 1996 by and among the Company, LexaLite International Corporation and Charlevoix The Beautiful, Inc. relating to the acquisition by the Company of LexaLite (2)

2.3	Agreement and Plan of Acquisition dated July 2, 1997 by and between the Company and Calnetics Corporation relating to the acquisition by the Company of Calnetics and its subsidiaries(3)
2.4

Stock Purchase Agreement and Amendment No. 1 thereto dated April 8, 1998 and April 24, 1998, respectively, by and among Mr. William G. Faulkner, KVP Systems, Inc. and the Company relating to the acquisition by the Company of Falcon Belting, Inc. (4)

2.5

Stock Purchase Agreement dated June 12, 1998 by and between P&L Growth Industries, Inc., a California corporation, and the Company relating to the divestiture by the Company of GST Industries, Inc. (4)

2.6

Asset Purchase Agreement dated February 17, 1999 among Plastron Industries, Inc., Plastron Industries L.P., the Company and Plastron Management, Inc.  relating to the acquisition of Plastron by the Company (5)

2.7

Asset Purchase Agreement dated August 18, 1999 among Broadview Injection Molding, Inc., Broadview Injection Molding Co., Inc., the Cervenka and Hetzel Joint Venture, Marvin E. Hetzel and Joseph J. Cervenka relating to the acquisition of Broadview by the Company (6)

2.8	Stock Purchase Agreement dated October 4, 2000 by and among the Company and the shareholders of Plastic Specialties, Inc. relating to the acquisition by the Company of Plastic Specialties, Inc. (7)
2.9

Asset Purchase Agreement dated November 3, 2000 among the Company, Ram Belts & Chains, Inc., a newly-formed Delaware corporation and wholly-owned subsidiary of the Company (“Buyer”), Rainbow Industrial Products Corp. (“Rainbow”), and Howard and Lee Beth Miller relating to the purchase of assets of the Ram Belts & Chains division of Rainbow by Buyer (8)

2.10

Asset Purchase Agreement dated January 4, 2002 by and among the Company, Pavaco Plastics Inc., Genesta Inc. and 1238579 Ontario Inc relating to the purchase of assets of Genesta Manufacturing division of Pavaco (9).

2.11	Series A Preferred Stock Purchase Agreement dated December 14, 2001 by and among the Company and the Investors set forth therein (9)
3.1	Certificate of Incorporation of the Company (10)
3.2	Bylaws of the Company (10)
3.3	Certificate of Designations of the Series A Preferred Stock of the Company (9)
10.1	Amended and Restated Loan Agreement dated March 5, 1999 between the Company and a group of lenders (5)
10.2	1991 Stock Option Plan of the Company (11)
10.3	1995 Stock Option Plan of the Company (12)
10.4	1999 Stock Option Plan of the Company (13)
10.5	Form of Amended and Restated Employment Agreement dated June 1, 2001 between the Company and each of Messrs. Swartwout, Thoresen and Walbrun (14)

21.1	Subsidiaries of the Registrant(*)
23.1	Consent of KPMG LLP (**)
99.1	Certification pursuant to 18 U.S.C. Section 1350 (**)

(1)  Incorporated by reference from the exhibits to the Company’s Registration Statement on Form S-4 filed with the Commission on May 24, 1993.

(2)  Incorporated by reference from the appendices to the Company’s definitive Proxy Statement on Schedule 14A for the Annual  Meeting of Shareholders held November 21, 1996.

(3)  Incorporated by reference from the appendices to the Calnetics’ definitive Proxy Statement on Schedule 14A for the Special Meeting of Shareholders held October 28, 1997.

(4)  Incorporated by reference from exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1998.

(5)  Incorporated by reference from exhibits to the Company’s Current Report on Form 8-K dated March 5, 1999.

(6)  Incorporated by reference from exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1999.

(7)  Incorporated by reference from exhibits to the Company’s Current Report on Form 8-K dated October 5, 2000.

(8)  Incorporated by reference from exhibits to the Company’s Current Report on Form 8-K dated December 1, 2000.

(9)    Incorporated by reference from exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2001.

(10)  Incorporated by reference from the appendices to the Company’s definitive Proxy Statement on Schedule 14A for the Annual  Meeting of Shareholders held January 26, 1998.

(11)  Incorporated by reference from exhibits to the Company’s Registration Statement on Form S-8 filed with the Commission on April 15, 1993.

(12) Incorporated by reference from exhibits to the Company’s Registration Statement on Form S-8 filed with the Commission on January 30, 1997.

(13) Incorporated by reference from exhibits to the Company’s Registration Statement on Form S-8 filed with the Commission on December 15, 1998.

(14)  Incorporated by reference from exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

* Previously filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

** Filed herewith.

(b)     Reports on Form 8-K filed during the last quarter of the fiscal year ended August 31, 2002:

None.

Reports of Independent Public Accountants

TO:         The Board of Directors and Stockholders of Summa Industries:

We have audited the 2002 accompanying consolidated balance sheet of Summa Industries and subsidiaries as of August 31, 2002 and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended August 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.   The 2001 and 2000 consolidated financial statements of Summa Industries and subsidiaries were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those consolidated financial statements, before the restatement described in Note 17 to the consolidated financial statements, in their report dated October 9, 2001.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summa Industries and subsidiaries as of August 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in note 17 to the consolidated financial statements, the Company restated the disclosure related to its reportable segments.  As discussed above, the 2001 and 2000 consolidated financial statements of Summa Industries and subsidiaries were audited by other auditors who have ceased operations.  The amounts in the 2001 and 2000 consolidated financial statements relating to reportable segments have been restated to conform to the 2002 restated reportable segments.  We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 and 2000 consolidated financial statements.  In our opinion, such adjustments are appropriate and have been properly applied.  However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of Summa Industries and subsidiaries other than with respect to such adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Los Angeles, California
October 7, 2002, except for note 17, which is as of July 9, 2003.

Reports of Former Independent Public Accountants

(Copy of previously issued Arthur Andersen LLP report; not reissued by Arthur Andersen LLP)

TO:                            The Board of Directors and Stockholders of Summa Industries:

We have audited the accompanying consolidated balance sheets of Summa Industries (a Delaware corporation) and subsidiaries as of August 31, 2000 and 2001 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

Los Angeles, California

October 9, 2001

Summa Industries

CONSOLIDATED BALANCE SHEETS

as of August 31

	2001	2002
ASSETS

Current assets:
Cash and cash equivalents	$246,000	$690,000
Accounts receivable, net of allowances of $514,000 in 2001 and $633,000 in 2002	16,513,000	17,594,000
Inventories	13,383,000	12,313,000
Prepaid expenses and other	1,106,000	1,189,000
Deferred tax asset	1,081,000	1,992,000
Prepaid income taxes	1,057,000	—
Total current assets	33,386,000	33,778,000
Property, plant and equipment, net	29,567,000	26,820,000
Other assets	164,000	124,000
Goodwill and other intangibles, net	35,162,000	36,843,000
Total assets	$98,279,000	$97,565,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$7,682,000	$5,066,000
Accounts payable	5,594,000	6,410,000
Accrued salaries, wages and benefits	2,868,000	3,185,000
Other accrued liabilities	2,703,000	2,816,000
Total current liabilities	18,847,000	17,477,000
Long-term debt, net of current maturities	29,178,000	19,845,000
Deferred tax liabilities	1,241,000	2,013,000
Other long-term liabilities	3,206,000	2,645,000
Total long-term liabilities	33,625,000	24,503,000
Manditorily redeemable convertible preferred stock, par value $.001; 5,000 shares authorized, issued and outstanding	—	5,366,000
Stockholders’ equity:
Preferred stock, par value $.001; 4,995,000 shares authorized; none outstanding	—	—
Common stock, par value $.001; 10,000,000 shares authorized; issued and outstanding: 4,297,313 at August 31, 2001 and 4,401,769 at August 31, 2002	18,048,000	18,894,000
Retained earnings	27,887,000	31,325,000
Accumulated other comprehensive loss	(128,000)	—
Total stockholders’ equity	45,807,000	50,219,000
Total liabilities and stockholders’ equity	$98,279,000	$97,565,000

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

Summa Industries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the three years ended August 31, 2002

	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at August 31, 1999	4,313,481	$19,205,000	$16,168,000	—	$35,373,000
Cashout of odd lots	(6)	—	—	—	—
Exercise of stock options	45,288	354,000	—	—	354,000
Repurchase of common stock	(134,048)	(1,473,000)	—	—	(1,473,000)
Repurchase of warrants issued in connection with acquisition	—	(500,000)	—	—	(500,000)
Net income	—	—	7,306,000	—	7,306,000
Balance at August 31, 2000	4,224,715	$17,586,000	$23,474,000	—	$41,060,000
Cashout of odd lots	(1)	—	—	—	—
Sale of common stock	5,861	62,000	—	—	62,000
Exercise of stock options	66,738	400,000	—	—	400,000
Net income	—	—	4,413,000	—	4,413,000
Other comprehensive loss	—	—	—	$(128,000)	(128,000)
Balance at August 31, 2001	4,297,313	$18,048,000	$27,887,000	$(128,000)	$45,807,000
Contribution to ESOP	29,023	240,000	—	—	240,000
Common stock issued for business acquisition	40,000	530,000	—	—	530,000
Exercise of stock options	80,433	441,000	—	—	441,000
Stock redeemed in exercise of stock options	(5,000)	(40,000)	—	—	(40,000)
Repurchase of common stock	(40,000)	(450,000)	—	—	(450,000)
Net income	—	—	3,929,000		3,929,000
Beneficial conversion on issuance of preferred stock	—	125,000	—	—	125,000
Preferred stock accretion	—	—	(491,000)	—	(491,000)
Other comprehensive income	—	—	—	128,000	128,000
Balance at August 31, 2002	4,401,769	$18,894,000	$31,325,000	—	$50,219,000

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

Summa Industries

Notes to Consolidated Financial Statements

For the year ended August 31, 2002

1.      Description of business and summary of significant accounting policies

Nature of operations

Summa Industries, a Delaware corporation (“Summa” or the “Company”), develops and manufactures proprietary plastic products for diverse industrial and commercial markets, primarily located in the United States.

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

Intangible assets

Intangible assets include goodwill and other intangibles such as trade names, patents and customer lists recognized in connection with business acquisitions.  Goodwill was amortized over 15-40 years until August 31, 2002.  Other intangibles are being amortized over their estimated useful lives of 10-17 years.  See Note 7 and “Recent accounting pronouncements”, below.

Long-lived assets

The Company has adopted the Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of”.  Management monitors its long-lived assets, identifiable intangibles and goodwill related to those assets, and considers whether events or changes in circumstances have occurred which indicate that the value of assets may not be recoverable. Recoverability is measured by comparison of carrying amount to the undiscounted future net cash flows an asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount at which the carrying amount of the assets exceeds the projected discounted future cash flows.   No impairment has occurred as of August 31, 2002.

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

Income taxes

The Company accounts for income taxes in accordance with the SFAS No. 109 “Accounting for Income Taxes”.  This statement requires that income taxes be accounted for using the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent  that realization of such benefits is more likely than not.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-based compensation

The Company reports stock based compensation to employees and directors in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock issued to Employees” and Financial Interpretation No. 44, “Accounting for Certain Transactions Regarding Stock Compensation.”  The Company has adopted the appropriate disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”  See Note 12.

Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 (“SFAS 141”) “Business Combinations” and No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets.”  These statements eliminate the pooling of interests method of accounting for business combinations as of June 30, 2001 and eliminate the amortization of goodwill for all fiscal years beginning after December 15, 2001.  Goodwill is accounted for under an impairment-only method after this date.  The Company has adopted SFAS 141 and SFAS 142 with respect to new goodwill as of July 1, 2001 and will adopt SFAS 142 with respect to existing goodwill as of September 1, 2002, the first day of its 2003 fiscal year.  The adoption of SFAS 141 has not impacted the Company’s financial condition or results of operations.  In accordance with SFAS 142, existing goodwill was amortized through the end of fiscal 2002 at which time amortization ceased.  The Company is currently assessing the impact of adopting SFAS 142 with respect to existing goodwill and will perform a transitional goodwill impairment test during the first half of fiscal 2003.  Total goodwill amortization was $882,000 in fiscal 2000, $1,062,000 in fiscal 2001 and $1,096,000 in fiscal 2002.

In August 2001, the FASB issued Statement of Accounting Standards No. 143 (“SFAS 143”) “Accounting for Asset Retirement Obligations”.  SFAS 143 is to be adopted for all fiscal years beginning after June 15, 2002.  The Company will adopt SFAS 143 in fiscal 2003.  The Company is currently reviewing the requirements of SFAS 143 and has not yet determined its impact, if any, on the Company’s financial position and results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 is to be adopted for all fiscal years beginning after December 15, 2001.  The Company will adopt SFAS 144 in fiscal year 2003.  The Company is currently reviewing the requirements of SFAS 144 and has not yet determined its impact, if any, on the Company’s financial position and results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”) “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which requires that the extinguishment of debt not be considered an extraordinary item under APB Opinion No. 30 (“APB 30”) “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” unless the debt extinguishment meets the “unusual in nature and infrequent of occurrence” criteria in APB 30.  SFAS 145 is effective for fiscal years beginning after May 15, 2002 and, upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30.  The adoption of SFAS 145 is not expected to have any impact on the Company’s financial position or results of operation.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities” which nullifies EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS 146 requires that costs associated with an exit or disposal activity be recognized only when the liability is incurred (that is, when it meets the definition of a liability in the FASB’s conceptual framework). SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities.  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on the Company’s financial position or results of operation.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for “income available to common stockholders” and other disclosures required by Statement of Accounting Standards No. 128, “Earnings per Share”, for the years ended August 31:

	2000	2001	2002
Numerators:

Net income	$7,306,000	$4,413,000	$3,929,000
Preferred stock accretion	—	—	(491,000)
Income available to common stockholders	$7,306,000	$4,413,000	$3,438,000

Denominators:

Weighted average shares outstanding – basic	4,284,000	4,255,000	4,398,000
Impact of common shares to be issued under stock option plans	218,000	169,000	114,000
Impact of common shares to be issued with respect to warrants	4,000	—	—
Weighted average shares outstanding – diluted	4,506,000	4,424,000	4,512,000

3.      Supplemental cash flow information

Cash flows from net changes in assets and liabilities, net of effects of acquisitions for the years ended August 31:

	2000	2001	2002

Accounts receivable, net	$(1,392,000)	$4,459,000	$168,000
Inventories	(1,003,000)	2,661,000	1,595,000
Prepaid expenses and other assets	(20,000)	59,000	1,103,000
Accounts payable	(363,000)	(2,188,000)	(249,000)
Accrued liabilities	(1,603,000)	(2,443,000)	(13,000)
Cash flows from net change in assets and liabilities, net of the effects of acquisitions	$(4,381,000)	$2,548,000	$2,604,000

Cash paid during the years ended August 31:

	2000	2001	2002

Interest	$3,100,000	$3,876,000	$2,536,000
Income taxes	$4,245,000	$1,428,000	$470,000

Non-cash investing and financing activities:

	2000	2001	2002
Common stock issued to ESOP	$—	$—	$240,000
Common stock issued in business acquisition	$—	$—	$530,000
Accretion of redeemable preferred stock	$—	$—	$491,000

Details of acquisitions (Note 15):

Fair value of assets acquired	$2,882,000	$20,299,000	$5,344,000
Liabilities assumed or incurred	(589,000)	(3,314,000)	(2,659,000)
Cash paid	2,293,000	16,985,000	2,685,000
Less cash acquired	(119,000)	(987,000)	—
Net cash used in acquisitions	$2,174,000	$15,998,000	$2,685,000

4.      Disclosures about fair value of financial instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate:

Cash and cash equivalents, accounts receivable and accounts payable - the carrying amount is a reasonable estimate of fair value due to quick turnover.

Long-term debt - at August 31, 2001, the fair value of total long-term debt was approximately $37,997,000 compared to the carrying value of $36,860,000.  At August 31, 2002, the fair value of total long-term debt was $25,667,000 compared to the carrying value of $24,911,000.

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

The components of the Company’s net deferred tax liabilities at August 31, 2001 and 2002 were as follows:

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

The Company has a revolving line of credit, expiring in December 2003, in an amount of up to $25 million, subject to covenants.  Interest is due monthly on both the term loans and the revolving line of credit and is based upon the banks’ prime rate or the LIBOR plus a margin, at the Company’s option, and has provision for increases or decreases in the applicable margins based upon the senior debt to EBITDA ratio.  The average interest rate on the revolver was 6.1% at August 31, 2001 and 4.3% at August 31, 2002.  The bank loans, which require compliance with various covenants, are secured by substantially all of the Company’s assets other than real estate.  At August 31, 2002, the Company had availability of $9,467,000 under its revolving line of credit.

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

The Company has adopted a Savings and Retirement Plan.  The plan, which qualifies under Section 401(k) of the Internal Revenue Code, allows employees to defer specified percentages of their compensation in a tax-deferred trust.  The Company may elect to make matching contributions and discretionary contributions, which can be made in cash or the Company’s common stock.  The cost of the Company matching contribution is partially offset by a reduction in payroll taxes.  Company contributions to the plan totaled $741,000 in 2000, $642,000 in 2001 and $618,000 in 2002.

The Company had an Employee Stock Ownership Plan (the “ESOP”).  Under the ESOP, the Company could make cash contributions to the ESOP trust for purchases of shares of the Company’s Common Stock, or could contribute Common Stock directly to the ESOP trust. The total contributions by the Company to the ESOP were $325,000 in 2000, $336,000 in 2001 and $290,000 in fiscal 2002.  In August 2002, the ESOP was merged with the Savings and Retirement Plan.

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

The Company accounts for stock options issued to employees and directors under APB Opinion No. 25 and Financial Interpretation No. 44.  Under APB 25, if the exercise price of the stock option equals the market price of the underlying stock on the issuance date, no compensation expense is recognized.  Consequently, no compensation expense was recognized under these plans for fiscal years 2000, 2001 and 2002.  The Company is required by SFAS No. 123 “Accounting for Stock-Based Compensation” to provide pro forma disclosures under an alternate fair value method of accounting.

Had compensation cost for stock options awarded under these plans been determined consistent with SFAS Statement No. 123, the Company’s net income and earnings per share would have reflected the following pro forma amounts at August 31:

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

Under these Plans, the options are generally issued with exercise prices equal to the market price of the Company’s stock on the grant date.  Options vest cumulatively over various periods, at the discretion of the Board of Directors, up to five years from the grant date, are exercisable in whole or in installments, and expire up to ten years from the date of grant.  Options that are forfeited are again available for grant under the Plans.  All options fully vest immediately prior to a change in control of the Company, as defined in the stock option plans.

A summary of the status of the Company’s stock options at August 31, 2000, 2001 and 2002 and changes during the years then ended, is presented in the following table:

	2000		2001		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	869,088	$6.81	940,182	$7.54	1,044,012	$8.33
Granted under Stockholder Approved plans	132,824	$11.92	196,800	$10.09	165,000	$8.41
Granted in conjunction with Acquisitions	—	—	23,500	$10.58	—	—
Exercised	(45,288)	$5.02	(66,738)	$3.36	(80,433)	$3.30
Forfeited/expired	(16,442)	$11.30	(49,732)	$9.00	(46,426)	$11.36
Outstanding at end of year	940,182	$7.54	1,044,012	$8.33	1,082,153	$8.58
Exercisable at end of year	630,287	$6.22	661,905	$6.94	744,161	$8.04
Weighted average fair value of options granted		$4.84		$4.32		$3.26

The following table summarizes information about stock options outstanding at August 31, 2002:

		Outstanding		Exercisable
Exercise Price Range	Weighted Average Remaining Term (Years)	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 2.32 - $ 3.61	2.6	73,040	$3.09	73,040	$3.09
$ 4.25 - $ 5.75	4.3	236,023	$5.19	236,023	$5.19
$ 6.50 - $ 9.65	6.3	350,150	$8.72	190,575	$8.88
$ 9.75 - $ 12.50	6.7	373,084	$10.99	195,532	$11.26
$ 13.31 - $ 13.72	3.9	49,856	$13.71	49,106	$13.72

13.    Unaudited quarterly information

	Quarters ended
	November	February	May	August	Fiscal Year
	(in thousands, except per share amounts)
Fiscal 2001:
Net sales	$31,998	$31,942	$33,199	$29,863	$127,002
Gross profit	$8,342	$7,936	$8,902	$8,172	$33,352
Net income	$1,192	$657	$1,318	$1,246	$4,413

Earnings per common share:
Basic	$.28	$.15	$.31	$.30	$1.04
Diluted	$.27	$.15	$.30	$.28	$1.00

Fiscal 2002:
Net sales	$25,181	$27,093	$32,861	$31,106	$116,241
Gross profit	$6,901	$6,540	$8,709	$8,326	$30,476
Net income	$505	$393	$1,326	$1,705	$3,929
Preferred stock accretion	—	$116	$173	$202	$491
Net income available to common stockholders	$505	$277	$1,153	$1,503	$3,438

Earnings per common share:
Basic	$.12	$.06	$.26	$.34	$.78
Diluted	$.11	$.06	$.25	$.33	$.76

14.    Comprehensive Income

As part of its interest rate management program, the Company periodically enters into interest rate swap agreements with respect to portions of its outstanding debt.  The purpose of these swaps is to mitigate the adverse effect on cash flows of an increase in interest rates.  There were no swap agreements in place as of August 31, 2002.  When used, these swap agreements qualified as derivative instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and for Hedging Activities” and, accordingly, changes in their fair value resulted in the recognition of other comprehensive income or loss pursuant to SFAS No. 133.  In addition, the Company recognized a loss of $36,000 upon adoption of SFAS No. 133, which was recognized on September 1, 2000.

The reconciliation of net income to total comprehensive income for the years ended August 31 is as follows:

	2000	2001	2002

Net income	$7,306,000	$4,413,000	$3,929,000
Cumulative effect of accounting change	—	(36,000)	—
Changes in value of interest rate swaps	—	(92,000)	128,000
Total comprehensive income	$7,306,000	$4,285,000	$4,057,000

15.    Acquisitions

On October 5, 2000, Summa acquired all of the outstanding capital stock of Plastic Specialties, Inc. (“PSI”).  The aggregate purchase price paid for PSI consisted of $6,287,000 in cash, $4,873,000 in assumed debt concurrently paid, liabilities assumed or incurred of $2,191,000 and acquisition costs of $50,000.  The transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition.  The excess of the purchase price over the fair value of net acquired assets were $2,676,000 and was recorded as goodwill, which was amortized on a straight-line basis over 35 years until August 31, 2002.

On December 1, 2000, Summa acquired substantially all of the assets of the Ram Belts & Chains division (“Ram”) of

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

On January 4, 2002, Summa acquired substantially all of the assets of the Genesta Manufacturing division (“Genesta”) of Pavaco Plastics, Inc.  Genesta manufactures extruded sheet and profiles and thermoformed components for the lighting and other industries.  The primary reasons for the acquisition are that the acquisition of Genesta increases the Company’s North American market share, provides entrée to new markets, provides a low cost manufacturing location and provides other manufacturing cost and sales and distribution synergies.  The aggregate purchase price paid for the assets consisted of $2,685,000 in cash, an unsecured note for $627,000, 40,000 shares of the Company’s unregistered common stock valued at $530,000 (subsequently repurchased at a discounted price of $450,000 in August 2002), liabilities assumed or incurred of $1,433,000 and acquisition costs of $69,000. The transaction was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed or incurred based upon their fair value at the date of acquisition.  The excess of the purchase price over the fair value of net acquired assets was $2,450,000, which was recorded as goodwill.

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

16.    Redeemable Preferred Stock

The Company has issued and outstanding 5,000 shares of non-voting, redeemable, convertible Series A Preferred Stock (“Series A”), par value $.001, which sold for an original issue price of $5,000.000. The Series A does not pay dividends but has a liquidation preference of $1,000 per share.  Shares of Series A are convertible at any time at the request of the holder thereof into common stock of the Company at a ratio of one hundred and twenty five shares of common stock for each share of Series A.  At the option of the holder, the Series A shall be redeemed by the Company during a one year period commencing on December 14, 2004, initially for $7,025,000, which represents a twelve percent annual return on investment. The redemption amount increases daily at the rate of twelve percent per annum to $7,868,000 on December 13, 2005. The Series A may be redeemed by the Company at any time during a one year period commencing on December 14, 2005 at a price which equals a twenty percent annual increase over the original issuance price in cash. Unless earlier converted or redeemed, on the fifth anniversary of the date of issuance, any Series A outstanding shall be redeemed by the Company at the original issuance price.   The initial carrying value of the Series A was $4,875,000 (representing the original issue price of $5,000.000 less $125,000 for the value of the embedded conversion feature upon issuance), which is being accreted for the guaranteed return to the Series A holders.

17.    Segment Information - Restated

From fiscal 1999 to fiscal 2001, the Company reported results from two segments –“Engineered Polymer Components” and “Extruded Plastic Products”.    In its initial filing of the 2002 Form 10-K, the business was reported as a single segment.  After further analysis, it has been determined that the Company had five reportable segments as described below, and prior period disclosures in this Form 10-K/A regarding segments have been restated to conform to this presentation.

The Company’s reportable segments have been organized around differences in products and distribution channels, and operating segments have been aggregated.  The accounting policies of the segments are the same as those described in the summary of significant accounting polices.  The Company’s operations are reported in the following five businesses segments:

Optical Components.  In its Optical Components segment, Summa designs and manufactures plastic prismatic lenses, refractors and reflectors and other plastic products, which are used in commercial and industrial lighting fixtures, display, signage, architectural and other applications.

Material Handling Components.  In its Material Handling Components segment, Summa designs and manufactures engineered plastic components, which form conveyer belts and chains and other plastic products for use in food processing.

Electrical Components.  In its Electrical Components segment, Summa designs and manufactures thermoplastic coil forms or “bobbins” and other plastic products used principally in the manufacture of magnetic devices such as transformers, relays, switches, power supplies and small electric motors.

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

Financial information by reportable business segment is reported in the following tables:

	2000	2001	2002
	(in thousands)
External sales:
Optical Components	$59,914	$66,324	$60,908
Material Handling Components	20,328	23,085	25,468
Electrical Components	21,471	17,923	13,038
Irrigation Components	19,556	16,267	13,660
Miscellaneous Plastic Components	4,477	3,403	3,167
Other	—	—	—
Consolidated	$125,746	$127,002	$116,241

Inter-segment sales:
Optical Components	$—	$—	$—
Material Handling Components	—	—	—
Electrical Components	—	—	—
Irrigation Components	—	—	—
Miscellaneous Plastic Components	1,537	1,801	2,903
Other	(1,537)	(1,801)	(2,903)
Consolidated	$—	$—	$—

Total sales:
Optical Components	$59,914	$66,324	$60,908
Material Handling Components	20,328	23,085	25,468
Electrical Components	21,471	17,923	13,038
Irrigation Components	19,556	16,267	13,660
Miscellaneous Plastic Components	6,014	5,204	6,070
Other	(1,537)	(1,801)	(2,903)
Consolidated	$125,746	$127,002	$116,241

Operating income:
Optical Components	$9,044	$7,904	$7,832
Material Handling Components	2,634	2,102	2,708
Electrical Components	2,368	1,102	654
Irrigation Components	944	1,125	873
Miscellaneous Plastic Components	355	(335)	(1,986)
Other	(1,355)	(1,664)	(1,516)
Consolidated	$13,990	$10,234	$8,565

Assets:
Optical Components	$32,270	$35,676	$38,643
Material Handling Components	12,312	17,905	17,063
Electrical Components	24,860	22,089	20,973
Irrigation Components	15,082	15,318	13,679
Miscellaneous Plastic Components	4,378	4,363	4,583
Other	1,038	2,928	2,624
Consolidated	$89,940	$98,279	$97,565

Capital expenditures:
Optical Components	$1,969	$980	$1,661
Material Handling Components	1,202	1,239	581
Electrical Components	376	314	93
Irrigation Components	446	528	848
Miscellaneous Plastic Components	314	111	197
Other	26	35	—
Consolidated	$4,333	$3,207	$3,380

Depreciation and amortization:
Optical Components	$2,683	$3,075	$2,733
Material Handling Components	1,147	1,658	1,619
Electrical Components	1,039	1,102	1,104
Irrigation Components	503	442	430
Misc. Plastic Components	261	253	287
Other	50	62	40
Consolidated	$5,683	$6,592	$6,213

Interest expense and income taxes are not shown in the above table, as they are not fully allocated by segment.  “Other” includes inter-company eliminations, corporate and other expenses not allocated by segment.

Sales to the Company’s largest single customer, as a percent of total sales, represented 8.6% in 2000, 7.6% in 2001, and 10.3% in 2002.

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

Report of Independent Public Accountants

TO:         The Board of Directors and Stockholders of Summa Industries:

We have audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Summa Industries and subsidiaries as of August 31, 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for the fiscal year ended, and have issued our report thereon dated October 7, 2002, except for note 17, which is as of July 9, 2003,.  Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole.  Schedule II, “Valuation and Qualifying Accounts”, is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic 2002 consolidated financial statements.  The information set forth in this schedule for 2002 has been subjected to the auditing procedures applied in our audit of the basic 2002 consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic 2002 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Los Angeles, California
October 7, 2002, except for
note 17, which is as of
July 9, 2003.

Report of Former Independent Public Accountants

(Copy of previously issued Arthur Andersen LLP report; not reissued by Arthur Andersen LLP)

TO:         The Board of Directors and Stockholders of Summa Industries:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Summa Industries and subsidiaries’ annual report to stockholders included in this Form 10-K, and have issued our report thereon dated October 9, 2001.  Our audit was made for the purpose of forming an opinion on those statements taken as a whole.  The schedule listed in the index to consolidated financial statements is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, Summa has duly caused this Annual Report on Form 10-K/A for the fiscal year ended August 31, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized, on July 14, 2003.

Summa Industries

By:	/s/ James R. Swartwout
James R. Swartwout
President

Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K/A for the fiscal year ended August 31, 2002 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James R. Swartwout	Chairman of the Board, President	July 14, 2003
James R. Swartwout	& Chief Financial Officer
(Principal Executive and Financial Officer)

/s/ Michael L. Horst	Director	July 14, 2003
Michael L. Horst

/s/ William R. Zimmerman	Director	July 14, 2003
William R. Zimmerman

/s/ David McConaughy	Director	July 14, 2003
David McConaughy

/s/ Josh T. Barnes	Director	July 14, 2003
Josh T. Barnes

/s/ Jack L. Watts	Director	July 14, 2003
Jack L. Watts

/s/ Charles A. Tourville	Director	July 14, 2003
Charles A. Tourville

/s/ Paul A. Walbrun	Vice President & Controller	July 14, 2003
Paul A. Walbrun	(Principal Accounting Officer)

Certification

I, James R. Swartwout, certify that:

1.             I have reviewed this Annual Report on Form 10-K/A of Summa Industries;

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

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this Annual Report (the “Evaluation Date”); and

(c)           presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ James R. Swartwout

James R. Swartwout
Chief Executive Officer
Chief Financial Officer
July 18, 2003