Form 10-Q/A
period 2002-11-30
SUMMA INDUSTRIES/
filed 2003-07-21
CIK 62262

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Summa Industries hereby amends its Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2002 (the “Form 10-Q”) (filed on December 24, 2002) as set forth in this Quarterly Report on Form 10-Q/A (Amendment No. 1) (the “Form 10-Q/A”).  The purpose of this amendment to the Form 10-Q is to report five business segments instead of the one segment previously reported.  This Form 10-Q/A includes amendments for segment disclosure to the following sections of the Form 10-Q: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Note 3 (Cumulate Effect of a Change in Accounting Principle) and Note 7 (Segment Information) of the Notes to Condensed Consolidated Financial Statements.

Summa Industries

Summa Industries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	November 30, 2001	August 31, 2002	November 30, 2002

Current assets:
Cash and cash equivalents	$208,000	$690,000	$1,170,000
Accounts receivable	15,105,000	17,594,000	16,825,000
Inventories	14,056,000	12,313,000	12,178,000
Prepaid expenses and other	3,502,000	3,181,000	3,352,000
Total current assets	32,871,000	33,778,000	33,525,000
Property, plant and equipment	51,186,000	51,845,000	52,840,000
Less accumulated depreciation	(22,108,000)	(25,025,000)	(26,195,000)
Net property, plant and equipment	29,078,000	26,820,000	26,645,000
Other assets	167,000	124,000	2,899,000
Goodwill and other intangibles, net	34,864,000	36,843,000	9,625,000
Total assets	$96,980,000	$97,565,000	$72,694,000
Current liabilities:
Accounts payable	$5,264,000	$6,410,000	$5,264,000
Accrued liabilities	4,704,000	6,001,000	5,043,000
Current maturities of long-term debt	7,653,000	5,066,000	5,062,000
Total current liabilities	17,621,000	17,477,000	15,369,000
Long-term debt, net of current maturities	28,300,000	19,845,000	19,641,000
Other long-term liabilities	4,259,000	4,658,000	2,641,000
Total long-term liabilities	32,559,000	24,503,000	22,282,000
Mandatorily redeemable convertible preferred stock, par value $.001, 5,000 shares authorized, issued and outstanding	—	5,366,000	5,551,000
Stockholders’ equity:
Common stock, par value $.001; 10,000,000 shares authorized; issued and outstanding: 4,368,836 at November 30, 2001, 4,401,769 at August 31, 2002 and 4,474,492 at November 30, 2002	18,512,000	18,894,000	19,540,000
Retained earnings	29,392,000	31,325,000	9,952,000
Cumulative other comprehensive (loss)	(104,000)	—	—
Total stockholders’ equity	46,800,000	50,219,000	29,492,000
Total liabilities and stockholders’ equity	$96,980,000	$97,565,000	$72,694,000

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

Summa Industries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2002

(unaudited)

1.                                      Basis of presentation

The accompanying condensed consolidated financial statements of Summa Industries (the “Company”) have been condensed in certain respects and should, therefor, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2002.  In the opinion of the Company, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments.  The results of operations for the three months ended November 30, 2002 are not necessarily indicative of the results to be expected for the full year ending August 31, 2003.

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

3.                                      Cumulative effect of a change in accounting principle

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), effective September 1, 2002.  As a result, the Company discontinued the amortization of goodwill arising from business combinations consummated prior to June 30, 2001 that have been accounted for using the purchase method of accounting.  Such goodwill aggregated to a net amount of $35,190,000 at August 31,2002 and goodwill amortization for the three months ended November 30, 2001 was $274,000.

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

The carrying amount of goodwill and the impairment charge with respect to the Company’s reportable segments is as follows:

Segment	Balance at August 31, 2002	Impairment Charges (Pre-tax)	Balance at November 30, 2002
Optical components	$8,867,000	$5,953,000	$2,914,000
Material handling components	5,095,000	—	5,095,000
Electrical components	12,689,000	12,663,000	26,000
Irrigation components	6,831,000	6,831,000	—
Misc. plastic components	1,708,000	1,708,000	—

Consolidated	$35,190,000	$27,155,000	$8,035,000

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows:

	Three Months Ended November 30
	2001	2002

Reported net income	$505,000	$1,155,000
Add back: Goodwill amortization, net of taxes	222,000	—
Adjusted net income	$727,000	$1,155,000

Basic earnings per share:

Reported net income	$.12	$.22
Goodwill amortization	.05	—
Adjusted net income	$.17	$.22

Diluted earnings per share:

Reported net income	$.11	$.21
Goodwill amortization	.05	—
Adjusted net income	$.16	$.21

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for “income available to common stockholders” and other disclosures required by Statement of Accounting Standards No. 128, “Earnings per Share”:

	Three months ended November 30
	2001	2002
Numerators:

Before cumulative effect of a change in accounting principle:
Net income	$505,000	$1,155,000
Preferred stock accretion	—	(184,000)
Income available to common stockholders	$505,000	$971,000

After cumulative effect of a change in accounting principle:
Net income (loss)	$505,000	$(21,188,000)
Preferred stock accretion	—	(184,000)
Income (loss) available to common stockholders	$505,000	$(21,372,000)

Denominators:

Weighted average shares outstanding – basic	4,336,000	4,437,000
Impact of common shares to be issued under stock option plans	117,000	115,000
Weighted average shares outstanding – diluted	4,453,000	4,552,000

5.                                      Supplemental cash flow information

	Three months ended November 30
	2001	2002
Cash paid during the period:
Interest	$694,000	$369,000
Income taxes	$9,000	$741,000
Non-cash financing activity:
Common stock issued to ESOP and 401(k)
Savings and Retirement Plan	$240,000	$429,000

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

The reconciliation of net income to total comprehensive income for the three months ending November 30, 2001 and 2002 was as follows:

	Three months ended November 30
	2001	2002
Net income (loss)	$505,000	$(21,188,000)
Changes in value of interest rate swaps	24,000	—

Total comprehensive income (loss)	$529,000	$(21,188,000)

7.                                      Segment information

Financial information by reportable business segment is reported in the following tables:

	Three months ended November 30
	2001	2002
External sales
Optical components	$13,431,000	$16,115,000
Material handling components	5,724,000	5,861,000
Electrical components	3,156,000	3,274,000
Irrigation components	2,327,000	2,760,000
Miscellaneous plastic components	543,000	538,000
Other	—	—
Consolidated	$25,181,000	$28,548,000

Inter-segment sales
Optical components	$—	$—
Material handling components	—	—
Electrical components	—	—
Irrigation components	—	—
Miscellaneous plastic components	494,000	652,000
Other	(494,000)	(652,000)
Consolidated	$—	$—

Total sales
Optical components	$13,431,000	$16,115,000
Material handling components	5,724,000	5,861,000
Electrical components	3,156,000	3,274,000
Irrigation components	2,327,000	2,760,000
Miscellaneous plastic components	1,037,000	1,190,000
Other	(494,000)	(652,000)
Consolidated	$25,181,000	$28,548,000

Operating income (loss)
Optical components	$1,762,000	$2,371,000
Material handling components	479,000	508,000
Electrical components	(20,000)	150,000
Irrigation components	(201,000)	(69,000)
Miscellaneous plastic components	(230,000)	(401,000)
Other	(270,000)	(400,000)
Consolidated	$1,520,000	$2,159,000

	November 30 2001	August 31 2002	November 30 2002
Assets
Optical components	$35,512,000	$38,643,000	$32,286,000
Material handling components	17,697,000	17,063,000	16,822,000
Electrical components	21,681,000	20,973,000	8,268,000
Irrigation components	14,794,000	13,679,000	7,008,000
Miscellaneous plastic components	4,525,000	4,583,000	2,526,000
Other	2,771,000	2,624,000	5,784,000

Consolidated	$96,980,000	$97,565,000	$72,694,000

Interest expense and income taxes are not shown in the above table, as they are not fully allocated by segment.  “Other” includes inter-company eliminations and corporate and other expenses not allocated by segment.  The impairment charge described in footnote 3 to these interim financial statements was comprised of the following charges by segment: $5,953,000 in Optical Components, $7,851,000, net of an income tax benefit of $4,812,000, in Electrical Components, $6,831,000 in Irrigation Components and $1,708,000 in Miscellaneous Plastic Components.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Quarterly Report on Form 10-Q/A, which are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding Summa’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as those set forth in Part II, Item 1 “Legal Proceedings” below.  Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in this “Management’s Discussion and Analysis” section and elsewhere herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002.  The forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

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

Growth has been achieved by acquisition, development of new products and expansion of the Company’s sales organization.  There can be no assurance that Summa will be able to continue to consummate acquisitions, develop new products or expand sales to sustain rates of revenue growth and profitability in future periods comparable to those experienced in the past several years.  Any future success that the Company may achieve will depend upon many factors including factors which may be beyond the control of Summa or which cannot be predicted at this time.  See “Risk Factors” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

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

Results of Operations

The following table sets forth certain information, derived from Summa’s unaudited condensed consolidated statements of income, as a percent of sales for the three month periods ended November 30, 2002 and the Company’s effective income tax rate during those periods:

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

Sales for the first quarter ended November 30, 2002 increased $3,367,000, or 13%, compared to the same period in the prior year, primarily due to the inclusion of sales of $2,750,000 from newly acquired operations in the Optical Components segment.  Sales of previously owned businesses increased 2% overall, were flat in the Optical Components segment; increased   2% in the Material Handling Components segment; increased 4% in  the Electrical Components segment; grew  19% in the Irrigation Components segment, primarily due to off-season sales promotions; and were flat in the Miscellaneous Plastic Components segment.

Gross profit for the first quarter increased $757,000, or 11%, from the comparable prior year period, primarily due to the inclusion of $568,000 of gross profit from recently acquired operations in the Optical Components segment.  Gross margin decreased from 27.4% to 26.8% overall, due primarily to the inclusion of newly acquired operations with historically lower margins.

Operating expenses for the three months ended November 30, 2002 increased $118,000, or 2%, from the comparable prior year period, primarily due to the inclusion of the operating expenses of recently acquired operations in the Optical Components segment, partially off-set by the elimination of goodwill amortization in the quarter ended November 30, 2002.  As a percentage of sales, operating expenses decreased from 21.4% to 19.3%, primarily as a result of the inclusion of recently acquired operations with historically lower operating expenses, the elimination of goodwill amortization and increased sales levels.

Operating income increased $639,000, or 42%, from the comparable prior year period, due primarily to the inclusion of $301,000 from recently acquired operations,  the elimination of goodwill amortization of $274,000 and improvement in operations of previously owned businesses of $64,000.  By segment, operating income increased $609,000 in the Optical Components segment, due primarily to the inclusion of recently acquired operations; increased $29,000 in the Material

Handling Components segment; increased $170,000 in the Electrical Components segment, primarily due to decreased goodwill amortization and operating efficiencies; increased $132,000 in the Irrigation Components segment, primarily due to operating efficiencies; and decreased $171,000 in the Miscellaneous Plastic Components segment, primarily due to a continued shift toward inter-company molding as well as inefficiencies created by the repatriation of Company tools from third party molders .  Operating margin for the quarter increased from 6.0% in the first quarter of fiscal 2001 to 7.5% in the first quarter of fiscal 2002, as a result of the changes in gross margin and operating expenses discussed above.

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

The Company’s backlog of unfilled orders, believed to be firm, was $8,205,000 at November 30, 2001, $9,225,000 at August 31, 2002 and $8,594,000 at November 30, 2002.  Because the time between entering an order and shipping the product and recording a sale is typically shorter than one month, backlog levels are not a reliable indicator of future sales volume.

Liquidity and Capital Resources

Working Capital.  The Company’s working capital was $15,250,000 at November 30, 2001, $16,301,000 at August 31, 2002 and $18,156,000 at November 30, 2002.  The increase in working capital during the first quarter of fiscal 2003 was primarily due to a seasonal decrease in accounts payable and accrued liabilities and an increase in cash.

Financing Arrangements.  The Company has several debt relationships as described below.  Substantially all of the Company’s assets are pledged to secure debt.  The term debt and revolving line of credit require compliance with financial and operating covenants.

Summary of the Company’s debt at November 30, 2002:

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

Summary of the Company’s contractual obligations at November 30, 2002:

Contractual Obligations	Balance	Obligations Due
		Within 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$18,138,000	$5,041,000	$4,566,000	$8,531,000	$—
Line of credit	6,565,000		6,565,000	—	—
Operating leases	5,127,000	1,306,000	2,496,000	957,000	368,000
Other long-term obligations	2,255,000	183,000	385,000	403,000	1,284,000
Total contractual obligations	$32,085,000	$6,530,000	$14,012,000	$9,891,000	$1,652,000

Operating leases are primarily for manufacturing plants not owned by the Company.

Summary of the Company’s contingent liabilities at November 30, 2002:

Contingent Liabilities	Maximum Amount	Estimated Period of Occurrence
		Within 1 year	1-3 years	3-5 years	After 5 years
Preferred stock redemption	$7,868,000	$—	$7,868,000	—	—
Obligations under standby letters of credit	116,000	75,000	41,000	—	—
Other contingent liabilities	1,799,000	—	—	$450,000	$1,349,000
Total contingent liabilities	$9,783,000	$75,000	$7,909,000	$450,000	$1,349,000

For details on the contingent preferred stock redemption obligation, see Note 4 in the “Notes to Condensed Consolidated Financial Statements” above.

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

Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned investments and debt service for the next twelve months.  The Company has a strategy of growth by acquisition.  In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed.  The Company has 10,000,000 shares of common stock authorized, of which 4,474,492 shares were outstanding at November 30, 2002 and 5,000,000 shares of “blank check” preferred stock authorized, of which 5,000 shares were outstanding at November 30, 2002.  The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the outstanding debt and related variable interest rates set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” above, there are no material changes to the disclosure set forth in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

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

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

99.1  Certification pursuant to 18 U.S.C. Section 1350

(b)                                  Current Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 18, 2003.

Summa Industries

/s/ James R. Swartwout	/s/ Trygve M. Thoresen
James R. Swartwout	Trygve M. Thoresen
President and Chief Financial Officer	Vice President and Secretary

CERTIFICATION PURSUANT TO RULE 13a – 14

OF THE SECURITIES EXCHANGE ACT OF 1934

I, James R. Swartwout, certify that:

1.                                       I have reviewed this Quarterly Report on Form 10-Q/A of Summa Industries;

2.                                       Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

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