Form 10-Q/A
period 2003-02-28
SUMMA INDUSTRIES/
filed 2003-07-21
CIK 62262

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

EXPLANATORY NOTE

Summa Industries hereby amends its Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2003 (the “Form 10-Q”) (filed on March 31, 2003) as set forth in this Quarterly Report on Form 10-Q/A (Amendment No. 1) (the “Form 10-Q/A”).  The purpose of this amendment to the Form 10-Q is to report five business segments instead of the one segment previously reported.  This Form 10-Q/A includes amendments for segment disclosure to the following sections of the Form 10-Q: Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Note 7 (Segment Information) of the Notes to Condensed Consolidated Financial Statements.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for “income available to common stockholders” and other disclosures required by FASB Statement of Accounting Standards No. 128, “Earnings per Share”:

	Three months ended February 28		Six months ended February 28
	2002	2003	2002	2003
Numerators:

Before cumulative effect of a change in accounting principle:
Net income	$393,000	$687,000	$898,000	$1,842,000)
Preferred stock accretion	(116,000)	(185,000)	(116,000)	(369,000)
Income available to common stockholders	$277,000	$502,000	$782,000	$1,473,000

After cumulative effect of a change in accounting principle:
Net income (loss)	$393,000	$687,000	$898,000	$(20,501,000)
Preferred stock accretion	(116,000)	(185,000)	(116,000)	(369,000)
Income (loss) available to common stockholders	$277,000	$502,000	$782,000	$(20,870,000)

Denominators:

Weighted average shares outstanding – basic	4,405,000	4,450,000	4,371,000	4,444,000
Impact of common shares assumed to be issued under stock option plans	104,000	106,000	110,000	110,000
Weighted average shares outstanding – diluted	4,509,000	4,556,000	4,481,000	4,554,000

5.                                      Supplemental cash flow information

	Six months ended February 28
	2002	2003
Cash paid during the period:
Interest	$1,375,000	$765,000
Income taxes	$226,000	$1,652,000

Non-cash financing activity:
Details of acquisition	$5,283,000	$—
Fair value of assets acquired	2,598,000	—
Liabilities assumed or incurred	2,685,000	—
Cash paid	—	—
Less cash acquired	$2,685,000	$—
Net cash used in acquisition

Common stock issued to ESOP and 401(k) Plan	$240,000	$429,000

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

The reconciliation of net income to total comprehensive income for the three and six month periods ending February 28, 2002 and 2003 is as follows:

	Three months ended February 28		Six months ended February 28
	2002	2003	2002	2003
Net income (loss)	$393,000	$687,000	$898,000	$(20,501,000)
Foreign currency translation adjustments	(9,000)	—	(9,000)	—
Changes in value of interest rate swaps	66,000	—	90,000	—

Total comprehensive income (loss)	$450,000	$687,000	$979,000	$(20,501,000)

7.                                      Segment information

Financial information by reportable business segment is reported in the following tables:

	Three months ended February 28		Six months ended February 28
	2002	2003	2002	2003
External sales
Optical components	$14,377,000	$14,297,000	$27,808,000	$30,412,000
Material handling components	5,857,000	6,613,000	11,581,000	12,474,000
Electrical components	3,028,000	2,973,000	6,184,000	6,247,000
Irrigation components	3,135,000	3,348,000	5,462,000	6,108,000
Miscellaneous plastic components	696,000	331,000	1,239,000	869,000
Other	—	—	—	—
Consolidated	$27,093,000	$27,562,000	$52,274,000	$56,110,000

Inter-segment sales
Optical components	$—	$—	$—	$—
Material handling components	—	—	—	—
Electrical components	—	—	—	—
Irrigation components	—	—	—	—
Miscellaneous plastic components	439,000	873,000	933,000	1,525,000
Other	(439,000)	(873,000)	(933,000)	(1,525,000)
Consolidated	$—	$—	$—	$—

Total sales
Optical components	$14,377,000	$14,297,000	$27,808,000	$30,412,000
Material handling components	5,857,000	6,613,000	11,581,000	12,474,000
Electrical components	3,028,000	2,973,000	6,184,000	6,247,000
Irrigation components	3,135,000	3,348,000	5,462,000	6,108,000
Miscellaneous plastic components	1,135,000	1,204,000	2,172,000	2,394,000
Other	(439,000)	(873,000)	(933,000)	(1,525,000)
Consolidated	$27,093,000	$27,562,000	$52,274,000	$56,110,000

Operating income (loss)
Optical components	$1,321,000	$1,427,000	$3,083,000	$3,798,000
Material handling components	356,000	538,000	835,000	1,046,000
Electrical components	159,000	43,000	139,000	193,000
Irrigation components	202,000	151,000	1,000	82,000
Miscellaneous plastic components	(516,000)	(385,000)	(746,000)	(786,000)
Other	(253,000)	(393,000)	(523,000)	(793,000)
Consolidated	$1,269,000	$1,381,000	$2,789,000	$3,540,000

	February 28 2002	August 31 2002	February 28 2003
Assets
Optical components	$40,354,000	$38,643,000	$30,238,000
Material handling components	17,364,000	17,063,000	16,968,000
Electrical components	21,502,000	20,973,000	8,085,000
Irrigation components	15,540,000	13,679,000	7,967,000
Miscellaneous plastic components	4,826,000	4,583,000	3,362,000
Other	3,053,000	2,624,000	5,553,000
Consolidated	$102,639,000	$97,565,000	$72,173,000

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

Results of Operations

The following table sets forth certain information, derived from Summa’s unaudited condensed consolidated statements of operations, as a percent of sales for the three month and six month periods ended February 28, 2002 and 2003, and the Company’s effective income tax rate during those periods:

	Three months ended February 28		Six months ended February 28
	2002	2003	2002	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.9%	75.7%	74.3%	74.4%

Gross profit	24.1%	24.3%	25.7%	25.6%
S,G & A and other expenses, net	19.4%	19.3%	20.4%	19.3%

Operating income	4.7%	5.0%	5.3%	6.3%
Interest expense, net	2.4%	1.3%	2.7%	1.4%

Income before tax and cumulative effect of a change in accounting principle	2.3%	3.7%	2.6%	4.9%
Provision for income taxes	0.8%	1.2%	0.9%	1.6%
Income before cumulative effect of a change in accounting principle	1.5%	2.5%	1.7%	3.3%

Effective tax rate	35.4%	31.9%	35.5%	33.3%

Sales for the second quarter ended February 28, 2003 increased $469,000, or 2%, compared to the same period in the prior year, due to the inclusion of the sales of recently acquired operations in the Optical Components Segment for a full three months, versus two months in the prior year, partially offset by a slight decrease in the sales of other operations, primarily due to the general economic downturn.  Same business sales in the second quarter were about 1% higher than in the second quarter of the prior fiscal year.  Sales in the Optical Components segment were flat; increased 13% in the Material Handling Components segment, due to timing of several large retrofit orders; decreased 2% in the Electrical Components segment; increased 7% in the Irrigation Components segment, primarily due to improved off-season sales promotions and improved market conditions; and decreased 52% in the Miscellaneous Plastic Components segment, primarily due to continued market weakness and the shift toward intercompany sales.

Sales for the six months ended February 28, 2003 increased $3,836,000, or 7%, compared to the same period in the prior year, primarily due to the inclusion of the sales of recently acquired operations in the Optical Components segment.  Same business unit sales in the period increased 2%, compared to the first six months of fiscal 2002.  Sales in the Material Handling Components segment increased 8%, due to timing of several large orders; increased 1% in the Electrical Components segment;  sales increased 12% in the Irrigation Components segment, primarily due to improved off-season sales promotions and improved market conditions; and decreased 30% in the Miscellaneous Plastic Components segment, primarily due to continued market weakness and the shift toward intercompany sales.

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

Operating income for the second quarter was $112,000, 9% higher than in the comparable prior year period, due to the changes discussed above. By segment, operating income increased $106,000 in the Optical Components segment, due primarily to the inclusion of recently acquired operations; increased $182,000 in the Material Handling Components segment, primarily due to increased sales volume; decreased $116,000 in the Electrical Components segment, primarily due to decreased sales and continuing pricing pressures; decreased $51,000 in the Irrigation Components segment; primarily due to unfavorable product mix and costs of off-season sales promotions; and increased $131,000 in the Miscellaneous Plastic Components segment, primarily due to cost reductions and decreased expenses relating to repatriation of Company tools from third party vendors as compared to the prior period. Operating margin for the quarter increased to 5.0% from 4.7% in the second quarter of fiscal 2002.

Operating income for the six months ended February 28, 2003 was $751,000, 27% higher than in the comparable prior year period, primarily due to the elimination of goodwill amortization of $556,000 in the period ended February 28, 2002. By segment, operating income increased $715,000 in the Optical Components segment, due primarily to the inclusion of recently acquired operations; increased $211,000 in the Material Handling Components segment, primarily due to increased sales volume; increased $54,000 in  the Electrical Components segment; increased $81,000 in the Irrigation Components segment; and decreased $40,000 in the Miscellaneous Plastic Components segment.  Operating margin improved from 5.3% in the six months ended February 28, 2002 to 6.3% in the six months ended February 28, 2003, due to the factors discussed above.

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