Form 10-K
period 2003-08-31
SUMMA INDUSTRIES/
filed 2003-11-03
CIK 62262

QuickLinks -- Click here to rapidly navigate through this document

U. S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2003
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

Common Stock, $.001 par value
(Title of class)

        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        The aggregate market value of registrant's Common Stock held by non-affiliates, computed by reference to the closing price of a share of the Common Stock on The Nasdaq National Market on the last business day of registrant's most recently completed second quarter, was $30,199,000. The number of shares of registrant's Common Stock outstanding as of October 24, 2003 was 4,249,556.

        DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 13, 2004 to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III hereof.

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

        The Company has a long-standing Ethics Policy. The Company recently adopted a supplemental Management Code of Ethics which applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions for the Company, and persons performing similar functions at each subsidiary of the Company. The Ethics Policy and the Management Code of Ethics are posted on the Company's website, and the Company intends to post information regarding any amendment to or waiver of the Management Code of Ethics on its website within five business days of the date of any such amendment or waiver.

        The principal executive offices of the Company are located at 21250 Hawthorne Boulevard, Suite 500, Torrance, California 90503; its telephone number is (310) 792-7024; its facsimile number is (310) 792-7079; and its website is www.summaindustries.com.

Strategy

        Summa has a strategy of growth through acquisitions of profitable manufacturing companies with proprietary products or protected market niches, with the intent of expanding its operations by acquiring additional product offerings, enhancing gross profit margins, increasing combined sales so that general and administrative costs would constitute a smaller percentage of total revenues, enhancing overall profitability, and increasing the market value of Summa's Common Stock to provide liquidity and value for its stockholders. In 1995, the Company refined the strategy to focus on manufacturers of plastic components for industrial and commercial markets. In general, Summa's corporate staff does not manage operations of acquired subsidiaries on an ongoing basis, but provides planning, financial and legal oversight, and financing; conducts the acquisition program and business development activities; and manages the investor relations, risk management and employee benefit programs. Corporate charges are assessed on a basis established annually, related to asset utilization by each operating subsidiary.

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

        Calnetics Corporation.    In October 1997, Summa acquired all of the outstanding capital stock of Calnetics Corporation, a California corporation ("Calnetics"). The principal operating subsidiary of Calnetics was Agricultural Products, Inc., which manufactures plastic fittings, filters, tubing and accessories, primarily for irrigation.

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

Segments and Products

        The Company manufactures diverse plastic products in five reportable segments as follows:

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

        Electrical Components.    In its Electrical Components segment, Summa designs and manufactures thermoplastic coil forms or "bobbins" and other plastic products used principally in the manufacture of magnetic devices such as transformers, relays, switches, power supplies and small electro motors. These devices are utilized in lighting controls, process controls, HVAC equipment, appliances, vehicles, telecommunications equipment and other applications.

        Irrigation Components.    In its Irrigation Components segment, Summa designs and manufactures plastic injection-molded fittings, valves, filters and accessories, extruded tubing and other plastic products for drip irrigation systems used in agriculture, commercial landscape and other applications. The use of drip irrigation systems conserves water and allows more precise control of delivery of water and soluble nutrients to plants than is possible with spray, sprinkler or flood irrigation techniques.

        Miscellaneous Plastic Components.    In its Miscellaneous Plastic Components segment, Summa designs and manufactures plastic injection-molded products for diverse industrial and commercial applications. This segment also manufactures products for other Summa segments.

        The following table sets forth external sales by segment as a percent of total Company sales:

	2001	2002	2003
Optical Components	52%	52%	52%
Material Handling Components	18%	22%	23%
Electrical Components	14%	11%	11%
Irrigation Components	13%	12%	13%
Miscellaneous Plastic Components	3%	3%	2%

        For financial information by reportable segment, including revenue, profit or loss and total asset information, see Note 19 in the "Notes to Consolidated Financial Statements" of the Company in this Annual Report on Form 10-K.

Research and Development

        Summa invests in the development of new products and manufacturing processes. Only direct costs associated with new tooling for products are capitalized. All other costs, including salaries and wages of employees involved in research and development, are expensed as incurred.

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

        Extrusion.    Summa extrudes plastic sheet, profiles and tubing. The Company's sheet and profile products are primarily made of polycarbonate and acrylic, while the tubing is extruded from polyethylene and polyvinylchloride (PVC).

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

Marketing and Distribution

        Summa manufactures plastic products and components which are generally sold to original equipment manufacturers ("OEM's") who incorporate Summa's components in their products, and to businesses which incorporate the Company's products in systems assembled for their own use or for their customers' use. The Company generally considers its customers to be OEM's, distributors and, to a limited extent, end users. Most sales are made directly by employees of the Company, although Summa utilizes several independent manufacturers' representatives. Sales in the Optical Components, Electrical Components and Miscellaneous Plastic Components segments are almost exclusively to OEM's, while sales in the Material Handling Components and Irrigation Components segments are primarily to distributors. The Company delivers its products principally by truck through the use of independent freight carriers and, to a lesser extent, by air and sea transport.

        Summa's largest three customers, all of whom are customers of the Optical Components segment, accounted for 10%, 5% and 3% of sales in fiscal 2003. Summa's largest customer in fiscal 2003 was

Acuity Brands, Inc. The Company has several thousand active accounts including Fortune 1,000 and large privately held businesses.

Raw Materials

        Summa's principal raw material is pelletized plastic resin which is delivered in bulk, or in large boxes, typically weighing 1,000 pounds ("Gaylords"). The Company is a large user of resin and does not rely on any single vendor for more than 15% of its raw material. Every material used is available from several vendors. Primary resins used include polycarbonate, acrylic, polyethylene, polyvinylchloride, polypropylene, acetal and nylon. Principal vendors include AtoFina, Bayer, Cyro, Dow, Dupont, GE Plastics and Lucite, among others. The resins used by the Company are crude oil or natural gas derivatives and may be affected to some extent by the supply, demand and price trends in the petroleum and natural gas industries.

Backlog and Seasonality

        On August 31, 2003, Summa had a backlog of orders, believed to be firm, in the amount of $7,892,000, compared to a backlog of $9,225,000 on August 31, 2002. The decrease is primarily attributable to weakness in the general economy, especially in non-residential construction. The open order backlog is comprised of orders for components and tooling. Because the time between entering an order, shipping the product and recording a sale is typically shorter than one month, backlog levels are not a reliable indicator of future sales volume.

        Summa's sales exhibit little seasonality, except in its Irrigation Components segment for which the third fiscal quarter is the strongest and the first fiscal quarter is the weakest. Excluding the effects of economic cycles, growth and acquisitions, the Company expects sales, as a percentage of fiscal year's sales, to occur approximately as follows:

Quarter	Percent of Sales
1st quarter	24%
2nd quarter	25%
3rd quarter	26%
4th quarter	25%

100%

        Because a portion of overhead is fixed and, therefor, does not vary with sales volume, profit may vary from quarter to quarter with more volatility than sales volume.

Competitive Conditions

        The markets for the products currently manufactured and sold by Summa are characterized by extensive competition. Numerous companies currently offer competing products nationally and internationally, and in certain geographic areas the Company has competition from local manufacturers. It can be expected that other companies will introduce additional competing products in the future. Many existing and potential competitors have greater financial, marketing and research resources than Summa. Several of Summa's segments include one or more dominant competitors, such as Intralox and Rexnord in the Material Handling Components segment, Cosmo in the Electrical Components segment, and Toro and Netafim in the Irrigation Components segment. In addition, some of Summa's largest customers have the resources to manufacture products comparable to those currently purchased from Summa, and some of Summa's customers also compete with the Company in certain areas.

        Summa believes that its trade names and reputation are significant to its competitive position. In addition, Summa believes that price is a significant element of competition. However, factors such as engineering, performance, availability and reliability are considered in the purchasing process. The performance of Summa in the future will depend on its ability to develop and market new products that will gain customer acceptance and loyalty, as well as its ability to adapt its product offerings to meet changing pricing considerations and other market factors. The Company's operating performance would be adversely affected if it were to incur delays in developing new products or if such products did not gain market acceptance. There can be no assurance that existing or future products will be sufficiently successful to enable Summa to effectively compete in its markets or, should new product offerings meet with significant customer acceptance, that one or more current or future competitors will not introduce products that render the Company's products noncompetitive.

Patents, Trademarks and Licenses

        The Company owns and licenses many domestic and foreign patents on products which it has developed or acquired that expire on dates ranging to 2020. In addition, several patent applications are currently in process. The extent to which patents provide a commercial advantage or inhibit the development of competing products varies. The expiration of certain patents, particularly in the Optical Components segment, could result in increased future competition and decreased profitability. Summa also relies upon common law concepts of confidentiality and trade secrets, as well as economic barriers created by the required investments in tooling and technical personnel and the development of customer relationships, to protect its proprietary products. Summa also has domestic and foreign trade name and trademark registrations covering many of the names and logos which appear on its products which are helpful in enabling the Company to maintain its present competitive position.

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

Employees

        At October 24, 2003, Summa had 712 employees, including five employees who comprise the Company's corporate staff. Approximately 40 of Summa's employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

Export Sales

        For information regarding Summa's export sales by geographic area for the past three fiscal years, see Note 19 in the "Notes to Consolidated Financial Statements" of the Company in this Annual Report on Form 10-K.

ITEM 2. PROPERTIES.

        The Company operates primarily at the following facilities:

Location	Sq. Ft.	Principal Activity	Segment	Lease Expires
Torrance, California	280	Corporate office		Month-to-Month
Charlevoix, Michigan	94,000	Manufacturing	Optical	Owned
Dickson, Tennessee	55,000	Manufacturing	Optical	Owned
Olive Branch, Mississippi	128,000	Manufacturing, warehouse	Optical	Owned
Guelph, Ontario	41,000	Manufacturing, warehouse	Optical	January 2007
Reading, Pennsylvania	48,000	Manufacturing, warehouse	Material Handling	April 2004
Rancho Cordova, California	48,000	Manufacturing, warehouse	Material Handling	February 2006
Bensenville, Illinois	76,500	Manufacturing	Electrical	Owned
Ontario, California	72,000	Manufacturing, warehouse	Irrigation	August 2009
Winter Haven, Florida	28,000	Manufacturing	Irrigation	Owned
Visalia, California	4,500	Manufacturing, warehouse	Irrigation	December 2003
Corona, California	53,000	Manufacturing	Misc. Plastic	May 2004

        The Company's facilities are well-maintained, and well suited for its operations. The Company believes it has adequate capacity to meet foreseeable demand.

        In addition, the Company owns 63,000 square feet of factory and office space in Fullerton, California which is leased to an unrelated party under a lease expiring in July 2006. The Company has a 27,500 square foot manufacturing facility and a 15,000 square foot office facility, both of which are in Charlevoix, Michigan and are held for sale. The Company plans to construct a 120,000 square foot facility in Reading, Pennsylvania for the Material Handling Components segment, which is intended to replace the leased facilities in Reading, Pennsylvania and Rancho Cordova, California.

ITEM 3. LEGAL PROCEEDINGS.

        The Company encounters lawsuits from time to time in the ordinary course of business and, at August 31, 2003, the Company and/or its affiliates were parties to several civil lawsuits. Summa does not expect that the resolution of these lawsuits will have a material adverse impact on future results of operations or financial position. Certain lawsuits filed against the Company from time to time contain claims not covered by insurance, or seek damages in excess of policy limits, and such claims could be filed in the future. The Company has filed several lawsuits in U.S. District Court against unrelated third parties for infringement of a patent and trade dress owned by a Company subsidiary, and the Company may file additional infringement and/or other types of lawsuits in the future which may result in materially increased costs and other adverse consequences. Any costs and/or losses that Summa may suffer from such lawsuits, and the effect such litigation may have upon the reputation and marketability of Summa's products, could have a material adverse impact on the future results of operations, financial condition and/or prospects of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of Summa's stockholders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended August 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Recent Market Prices

        Summa's Common Stock is traded on The Nasdaq National Market under the symbol "SUMX." During the year ended August 31, 2003, the average weekly trading volume was approximately 25,000 shares. The stock markets have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors may adversely affect the market price of Summa's Common Stock for reasons unrelated to Summa's operating performance. The following table sets forth the high and low prices for a share of Summa's Common Stock on The Nasdaq National Market for the periods indicated.

Quarter Ended	11/30/01	2/28/02	5/31/02	8/31/02	11/30/02	2/28/03	5/31/03	8/31/03
High	$11.15	$9.55	$10.00	$10.23	$10.05	$10.25	$9.00	$7.90
Low	$6.80	$7.51	$8.10	$8.26	$8.55	$7.51	$6.03	$6.80

        On October 24, 2003, the closing price on The Nasdaq National Market for a share of Summa Common Stock was $7.55.

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

        In August 2002, the Company announced a plan to repurchase up to $2,000,000 of its common stock with no time limit (the "2002 Buy Back"). As of August 31, 2003, the Company had purchased

233,600 shares at an average cost of $8.56 per share, completing the 2002 Buy Back. 98,600 shares were purchased in open market transactions and 135,000 shares were purchased in a private transaction from Stadium Capital Management LLC and affiliates, the Company's largest stockholder, at the market price on the day of the transaction. In June 2003, the Company announced a new plan to repurchase up to an additional $2,000,000 of its common stock with no time limit (the "2003 Buy Back"). As of August 31, 2003 the Company had purchased 5,300 shares at an average cost of $7.15 per share. Any further repurchases pursuant to the 2003 Buy Back will be at the discretion of management and subject to market conditions, compliance with regulations and other factors. No minimum amount of repurchases is required and no time limit has been set.

Description of Securities

        The authorized capital stock of Summa consists of 10,000,000 shares of Common Stock, $.001 par value, and 5,000,000 shares of Preferred Stock, $.001 par value. As of August 31, 2003, 4,246,103 shares of the Company's Common Stock were issued and outstanding and 5,000 shares of Series A Preferred Stock were issued and outstanding. The number of holders of record of Summa's Common Stock as of August 31, 2003 was 254. In addition, based upon the number of copies of this Annual Report requested by intermediaries on behalf of their clients, Summa estimates that there are approximately 2,500 additional stockholders whose shares are held in "street name", including approximately 775 stockholders who own shares through the Summa Industries 401(k) Savings and Retirement Plan.

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

        Anti-Takeover Devices.    In addition to the ability to issue Preferred Stock, Summa's Certificate of Incorporation and Bylaws specifically prohibit cumulative voting and the right of stockholders to call a special meeting of stockholders, provide for the classification of the Board of Directors into three classes with one class elected annually, require a two-thirds supermajority stockholder vote to amend certain provisions of the Certificate of Incorporation and Bylaws, and include other provisions which are also likely to delay, discourage or prevent a change in control of Summa not approved by the Board of Directors and the Company's stockholders. Further, neither the Company's Certificate of Incorporation and Bylaws, nor Delaware law, prohibit the Company from adopting a stockholders' rights plan, or poison pill.

Shares Issuable Upon Exercise of Options

        As of August 31, 2003, 1,250,828 shares of Summa common stock were issuable upon exercise of options granted and/or available to be granted under its stock option plans and in connection with acquisitions, all of which are registered under the Securities Act. The existence of these stock options may adversely affect the terms on which Summa can obtain additional financing, and the holders of the options can be expected to exercise or convert them at a time when Summa, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to Summa than those provided by the exercise or conversion of such options. All options vest in full immediately prior to a change of control of the Company, as defined in the stock option plans.

Dividend Policy

        Summa has not paid a cash dividend since the fiscal year ended August 31, 1983. Summa does not intend to pay cash dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

        The selected financial data set forth below for the years ended August 31, 2001, 2002 and 2003 have been derived from the audited consolidated financial statements of Summa included elsewhere herein. The selected financial data set forth below for the years ended August 31, 1999 and 2000 have been derived from audited consolidated financial statements of Summa that are not included herein. Prior year sales and certain costs and expenses have been reclassified to conform with current year presentations. The selected financial data set forth below should be read in conjunction with those financial statements (including the notes thereto) and with "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7 below.

	At and for the Fiscal Years Ended August 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$108,575	$125,746	$127,002	$116,241	$111,140
Costs and expenses:
Cost of sales	76,203	90,833	93,650	85,765	83,336
Selling, general and administrative and other expenses	19,494	20,923	23,118	21,911	21,005
Interest, net	2,280	2,984	3,851	2,500	1,481

Costs and expenses of continuing operations	97,977	114,740	120,619	110,176	105,822

Income before provision for taxes and cumulative effect of a change in accounting principle	10,598	11,006	6,383	6,065	5,318
Provision for income taxes	4,043	3,700	1,970	2,136	1,760

Income before cumulative effect of a change in accounting principle	6,555	7,306	4,413	3,929	3,558
Cumulative effect of a change in accounting principle	—	—	—	—	(22,343)

Net income (loss)	$6,555	$7,306	$4,413	$3,929	$(18,785)

Preferred stock accretion	—	—	—	491	737

Net income (loss) available to common stockholders	$6,555	$7,306	$4,413	$3,438	$(19,522)

Earnings (loss) per common share:
Basic:
Before cumulative effect of a change in accounting principle	$1.53	$1.71	$1.04	$0.78	$0.65

After cumulative effect of a change in accounting principle	$1.53	$1.71	$1.04	$0.78	$(4.48)

Diluted:
Before cumulative effect of a change in accounting principle	$1.46	$1.62	$1.00	$0.76	$0.63

After cumulative effect of a change in accounting principle	$1.46	$1.62	$1.00	$0.76	$(4.48)

Weighted average number of shares:
Basic	4,278	4,284	4,255	4,398	4,359
Diluted	4,488	4,506	4,424	4,512	4,449
Balance Sheet Data:
Assets	$87,654	$89,940	$98,279	$97,565	$68,516
Working capital	$10,326	$12,761	$14,539	$16,301	$16,251
Long-term debt, net of current maturities	$27,987	$25,777	$29,178	$19,845	$16,219
Mandatorily redeemable preferred stock	—	—	—	$5,366	$6,103
Stockholders' equity	$35,373	$41,060	$45,807	$50,219	$29,380
Common shares outstanding	4,313	4,225	4,297	4,402	4,246
Preferred shares outstanding	—	—	—	5	5

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

Risk Factors

        Historically, growth has been achieved by acquisition, development of new products and expansion of the Company's sales organization. There can be no assurance that Summa will be able to continue to consummate acquisitions, develop new products or expand sales to sustain rates of revenue growth and profitability in future periods comparable to those experienced in the past several years. See "Business—History of Acquisitions" above. Any future success that the Company may achieve will depend upon many factors including factors which may be beyond the control of Summa or which cannot be predicted at this time. Uncertainties and factors which could cause actual results or events to differ materially from those set forth or implied include:

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

Critical Accounting Policies and Estimates

        The following discussion and analysis of the Company's financial condition and results of operations are based upon the consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions in applying certain critical accounting policies. Certain accounting estimates are particularly sensitive because of their significance to the Company's consolidated financial statements and because of the possibility that future events affecting the estimates could differ markedly from current expectations. The Company believes that the following are some of the more critical judgment areas in the application of its accounting policies that affect the Company's financial statements:

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

        New accounting standards adopted by the Company effective September 1, 2002 required that the Company perform a transitional fair value based impairment test for goodwill and required that goodwill be valued at the lower of carrying value or fair value. For a summary of the impairment charge to goodwill taken by the Company effective September 1, 2002, see Note 2 in the "Notes to Consolidated Financial Statements" below. The Company reviews goodwill for impairment annually in the fourth quarter. Significant management judgment is involved in determining the fair value of assets. Future changes in management's estimates could result in additional impairment charges to goodwill.

        Valuation of Inventory.    The Company values its inventories at the lower of cost or market using the first-in, first-out (FIFO) method. The Company records adjustments to the value of inventory based upon obsolescence and changes in market value as permanent changes in the carrying amount of such inventory until its ultimate sale or other disposition. The Company has evaluated the current level of inventories considering historical sales and other factors and, based on this evaluation, has recorded adjustments to cost of goods sold to adjust inventory to net realizable value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer demand or competition differ from expectations.

        Accounts Receivable.    The Company performs ongoing evaluations of customers and adjusts credit limits based upon each customer's payment history and credit worthiness, as determined by credit information available at that time. The Company monitors collections and payments from customers and maintains allowances for doubtful accounts for the inability of customers to make required payments. If the financial condition of customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

        Accounting for Stock Options.    Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by SFAS 148, allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma income and pro forma earnings per share disclosures for stock-based awards as if the fair-value based method defined in SFAS 123 had been applied. In accordance with APB Opinion No. 25, and related interpretations, compensation expense would generally be recorded for fixed option grants only if, on the date of the grant, the current price of the underlying stock exceeded the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123. Accordingly, no compensation expense has been recognized for the Company's stock option plans and award of options to non-employee directors.

Results of Operations

        The following table sets forth certain information, derived from Summa's consolidated statements of operations, as a percentage of sales for each of the years in the three year period ended August 31, 2003, as well as the Company's effective income tax rate for each period presented.

	2001	2002	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	73.7	73.8	75.0

Gross profit	26.3	26.2	25.0
S,G, & A and other expense, net	18.2	18.8	18.9

Operating income	8.1	7.4	6.1
Interest expense, net	3.1	2.2	1.3

Income before income taxes	5.0	5.2	4.8
Provision for income taxes	1.5	1.8	1.6

Income before cumulative effect of a change in accounting principle	3.5%	3.4%	3.2%

Effective tax rate	30.9%	35.2%	33.1%

        Net Sales.    For the year ended August 31, 2002, net sales decreased by $10,761,000, or 8%, from the prior fiscal year, due to a decrease in sales of previously owned businesses of $16,995,000, partially offset by the inclusion of $6,234,000 in sales of newly acquired operations. See "Business—History of Acquisitions", above. Comparative same business unit sales declined 13%, due to the general business downturn and discontinuation of some low margin commodity products. Of the 13% decline, approximately 4% was a result of the discontinuation of some commodity products and manufacturing services, primarily in the Optical Components segment. Sales weakened throughout the year as a result of a deteriorating economy. Optical Components segment sales of previously owned businesses declined

22% due to weakness in the non-residential construction market, though reported sales declined only 8% due to sales from newly acquired operations; Material Handling Components segment sales of previously owned businesses increased 6% due to strength in demand for automation in food processing industries though reported sales increased 10% due to sales from newly acquired operations; Electrical Components segment sales declined 27% due to the general business downturn, especially in the telecommunications and computer equipment markets, and the migration of some key accounts to off-shore manufacturing sites; Irrigation Components segment sales declined 16% due to weakness in the agricultural markets the Company serves; and Miscellaneous Plastic Components segment sales declined 7%, due to the loss of a significant customer and market weakness. The downward trend observed in fiscal 2001 was exacerbated in the beginning of fiscal 2002 by the effects of the September 11, 2001 attacks and ongoing related events.

        For the year ended August 31, 2003, net sales deceased by $5,101,000, or 4%, from the prior fiscal year. Sales declined 7% compared to pro forma fiscal 2002 sales including full-year revenue from a business acquired in January 2002. See "Business—History of Acquisitions", above. The sales decline was due to the general business downturn, especially in non-residential construction, lower prices and increased international competition, primarily from China. Optical Components segment reported sales declined $3,483,000, or 6%, due to weakness in the non-residential construction market, the loss of some contract manufacturing work to competitors and lower sales of certain patented products due to increased sales of products deemed by the Company to be infringing on its intellectual property. See "Legal Proceedings", above. On a pro forma basis, considering an acquisition made mid-year in fiscal 2002, sales in the Optical Components segment declined 10% for the year. Electrical Components segment sales declined $1,109,000, or 9%, due the general business downturn and the transfer of manufacturing by some customers from North America to China. Irrigation Components segment sales increased $734,000, or 5%, due to aggressive selling efforts, despite lower prices. Miscellaneous Plastic Components segment sales declined $1,107,000, or 35%, due to the general economy and the migration of its customers out of California.

        Cost of Sales.    For the year ended August 31, 2002, cost of sales decreased by $7,885,000, or 8%, from the prior fiscal year, due to the decline in sales of previously owned businesses, partially offset by the inclusion of the cost of sales of newly acquired operations of $4,930,000. As a percent of sales, costs of goods sold increased from 73.7% to 73.8%, due to the blending of newly acquired businesses with historically higher costs of goods sold, and the effects of reduced sales volume and costs related to plant consolidations, offset by the benefits of plant consolidations and other cost reduction initiatives. During the fiscal year, three facilities were closed and consolidated with other operations of the Company.

        For the year ended August 31, 2003, cost of sales decreased by $2,429,000, or 3%, from the prior fiscal year, due to the decline in sales, partially offset by increased consolidation expense of approximately $300,000, increases in workers' compensation costs, especially in California, and the inclusion of costs of sales of an acquired business for a full year versus only part of fiscal 2002. As a percent of sales, cost of goods sold increased from 73.8% to 75.0%, due to the effects of reduced sales volume, increased consolidation expense, especially in the Material Handling Components segment, and increases in workers' compensation costs.

        Gross Profit.    For the year ended August 31, 2002, gross profit decreased $2,876,000, or 9%, from the prior fiscal year, primarily due to sales decreases in previously owned businesses, partially offset by the effects of acquisitions of $1,304,000. Gross margin declined from 26.3% to 26.2%, primarily due to the effects of sales volume decreases and the effects of acquisitions, offset by cost reduction initiatives.

        For the year ended August 31, 2003, gross profit decreased $2,672,000, or 9%, from the prior fiscal year, primarily due to the sales decline. As a percent of sales, gross profit declined from 26.2% to

25.0%, primarily due to the effects of sales volume decline, lower prices, increased consolidation expense and increased workers' compensation costs.

        Selling, General, Administrative and Other Expense, Net ("Operating Expense").    For the year ended August 31, 2002, operating expenses decreased $1,207,000, or 5%, from the prior fiscal year, primarily due to the inclusion of a $723,000 gain on the sale of an Irrigation Components segment facility and to decreases in operating expenses of previously owned operations, partially offset by the inclusion of operating expenses of newly acquired operations. See "Business—History of Acquisitions" above. As a percent of sales, operating expenses increased from 18.2% to 18.8%, primarily as a result of the effects of sales volume decreases, partially offset by the blending of newly acquired businesses with historically lower operating expenses.

        For the year ended August 31, 2003, operating expenses decreased $906,000, or 4%, due to the elimination of goodwill amortization of $1,096,000 and cost reduction initiatives, partially offset by increased consolidation expenses of approximately $400,000, the gain on the sale of a facility in fiscal 2002 of $723,000, inclusion of costs of an acquired business for the full year versus only part of fiscal 2002, and increased insurance costs. Operating expenses in fiscal 2002 included $1,096,000 in goodwill amortization expense, compared to a goodwill impairment charge of $26,000 in fiscal 2003. Goodwill amortization expense was discontinued at the beginning of fiscal 2003. In fiscal 2002, the Company recorded a $723,000 gain from the sale of a facility. As a percent of sales, operating expenses increased slightly from 18.8% to 18.9%.

        Operating Income.    For the year ended August 31, 2002, operating income was $1,669,000, or 16%, lower than in the comparable prior year period, due to the changes discussed above. By segment, operating income decreased $72,000 in the Optical Components segment; increased $606,000 in the Material Handling Components segment, primarily due to increased sales from existing and newly acquired operations; decreased $448,000 in the Electrical Components segment, due primarily to decreased sales and continuing pricing pressures; decreased $252,000 in the Irrigation Components segment, primarily due to decreased sales volume; and decreased $1,651,000 in the Miscellaneous Plastic Components segment, primarily due to decreased volume from the loss of a significant customer, market weakness, a continued shift toward inter-company molding, as well as inefficiencies created by the repatriation of Company tools from third party molders. Operating margin for the year decreased from 8.1% in fiscal 2001 to 7.4% in fiscal 2002, as a result of the changes in gross margin and operating expenses discussed above.

        For the year ended August 31, 2003, operating income was $1,766,000 lower than in the prior fiscal year, due to the changes discussed above. By segment, operating income decreased $693,000 in the Optical Components segment; decreased $1,022,000 in the Material Handling Components segment; decreased $288,000 in the Electrical Components segment; and increased $659,000 in the Irrigation Components segment (excluding a gain of $723,000 on the sale of a facility in fiscal 2002). The operating loss in the Miscellaneous Plastic Components segment decreased by $456,000. Operating margin for the year decreased from 7.4% in fiscal 2002 to 6.1% due to the changes in gross margin and operating expenses discussed above.

        Interest Expense, Net.    Interest expense decreased from $3,851,000 in fiscal 2001 to $2,500,000 in fiscal 2002, due to reduced levels of debt and lower interest rates. For fiscal 2003, interest expense decreased further to $1,481,000, due to reduced levels of debt and lower interest rates. Interest expense relates primarily to interest on debt owed to banks, pursuant to the borrowing arrangement described in "Liquidity and Capital Resources—Financial Arrangements" below. Most of the outstanding borrowings under these arrangements were for acquisitions.

        Income Before Cumulative Effect of a Change in Accounting Principle.    As a result of the changes described above, income before the cumulative effect of a change in accounting principle decreased by $484,000, or 11%, in fiscal 2002 and decreased by $371,000, or 9%, in fiscal 2003.

        Cumulative Effect of a Change in Accounting Principle.    Upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective as of September 1, 2002, the Company performed a transitional fair value based impairment test, resulting in an impairment charge of $22,343,000, net of the effect of tax of $4,812,000.

        Effective Tax Rate.    For fiscal 2002, the effective tax rate increased to 35.2% primarily due to changes in the distribution of earnings among various tax jurisdictions, including reduced foreign sales tax benefit. For fiscal 2003, the effective tax rate decreased to 33.1% due to the distribution of earnings in lower tax rate jurisdictions and the elimination of the amortization of goodwill, a substantial portion of which was not tax deductible.

        The Extraterritorial Income Exclusion of the U.S. Tax Code, which replaced the foreign sales corporation tax benefit, has been challenged by the World Trade Organization and may be revised in the future. If the Code were changed to eliminate this benefit, the effective tax rate of the Company would be higher by approximately 2% to 3% of pretax income.

        Inflation.    Inflation did not have a significant impact on Summa's operations during the last three fiscal years. In fiscal 2001, prices of plastic resins stabilized after increasing in the prior period, and the Company implemented price increases on selected products. Energy costs increased significantly in California. During fiscal 2001, the Company reduced its exposure to California energy costs by relocating several operations to the Midwest. In fiscal 2002 and 2003, resin and energy prices remained relatively stable. No significant amount of sales or purchases is made pursuant to fixed price, long-term agreements.

Liquidity and Capital Resources

        Sources and Uses of Funds.    The Company's primary sources of funds have been cash generated from operating activities and borrowings from third parties. See "Financing Arrangements" below. During the three fiscal years ended August 31, 2003, net cash provided by operating activities was $13,476,000 in 2001, $11,865,000 in 2002 and $10,248,000 in 2003. Cash flows from operations declined in 2002 compared to 2001 primarily due to decreased income and changes in the components of working capital. Cash flows from operations decreased in 2003 compared to 2002, primarily due to lower income before the cumulative effect of a change in accounting principle, despite the elimination of goodwill amortization, and due to changes in the components of working capital. From August 31, 2002 to August 31, 2003, cash and cash equivalents decreased $310,000; accounts receivable decreased $1,865,000; inventory decreased $668,000; accounts payable decreased $1,108,000; and accrued liabilities decreased $602,000, excluding a non-cash contribution of common stock to the Company's 401k Plan of $428,000 in fiscal 2003.

        Summa's principal uses of cash have been the (i) support of operating activities, (ii) acquisitions of businesses, (iii) investment in capital improvements, (iv) reduction of debt and (v) repurchase of common stock. Cash used for certain investing activities for the three fiscal years ended August 31, 2003 is summarized in the following table:

	Fiscal Years Ended August 31,
	2001	2002	2003
Acquisitions of businesses	$15,998,000	$2,685,000	$—
Investment in capital improvements	$3,207,000	$3,380,000	$4,055,000
Capital investment as a percent of depreciation	59%	68%	86%

        Investment is primarily for new product tooling, manufacturing equipment upgrades and new computer systems. Summa expects to continue making substantial investments in tooling for new products, although at August 31, 2003 Summa was not materially committed to any outside supplier for any such capital expenditures, and believes its present capacity, augmented by anticipated continued investment in new product tooling and equipment, will be sufficient to meet demand for its products. In addition, the Company has plans to make investments in new facilities, process improvement and automation systems, which will result in total capital expenditures in fiscal 2004 about twice the total in fiscal 2003.

        In August 2002, the Company announced a plan to repurchase up to $2,000,000 of its common stock with no time limit (the "2002 Buy Back"). As of August 31, 2003, the Company had purchased 233,600 shares at an average cost of $8.56 per share, completing the 2002 Buy Back. 98,600 shares were purchased in open market transactions and 135,000 shares were purchased in a private transaction from Stadium Capital Management LLC and affiliates, the Company's largest stockholder, at the market price on the day of the transaction. In June 2003, the Company announced a new plan to repurchase up to an additional $2,000,000 of its common stock with no time limit (the "2003 Buy Back"). As of August 31, 2003 the Company had purchased 5,300 shares at an average cost of $7.15 per share. Any further repurchases pursuant to the 2003 Buy Back will be at the discretion of senior management and subject to market conditions, compliance with regulations and other factors. No minimum amount of repurchases is required and no time limit has been set. The Company intends to finance any repurchases from its line of credit.

        Working Capital; Asset Utilization.    At fiscal year end, working capital was $14,539,000 in 2001, $16,301,000 in 2002, and $16,251,000 in 2003 representing an increase of 12% from 2001 to 2002 and virtually no change from 2002 to 2003. The increase in 2002 was primarily attributable to a reduction in the current maturities of long-term debt and the inclusion of newly acquired operations, partially offset by a decline in working capital in previously owned businesses.

        Asset utilization for the three fiscal years ended August 31, 2003 is presented in the following table:

Fiscal Years Ended August 31,
	2001	2002	2003
Average working capital turnover	9.3 times	7.5 times	7.1 times
Average accounts receivable turnover	7.4 times	6.8 times	6.7 times
Average inventory turnover	7.1 times	6.7 times	7.2 times

        Financing Arrangements.    Summa has several debt relationships in place as described below. Substantially all of the Company's assets are pledged to secure debt. The bank term loans and revolving line of credit require compliance with various covenants.

        Summary of the Company's debt at August 31, 2003:

				Fiscal Year Due
		Weighted Average Interest Rate
Description of Debt	Balance		Additional Availability	2004	2005	2006	2007	2008 and thereafter
Revolving line of credit	$4,757,000	3.1%	$11,410,000	$—	$4,757,000	$—	$—	$—
Bank term loans	6,001,000	8.4%	—	3,014,000	2,560,000	427,000	—	—
Real estate and other loans	9,357,000	3.5%	205,000	882,000	911,000	3,807,000	3,416,000	$341,000

Total debt	$20,115,000	4.9%	$11,615,000	$3,896,000	$8,228,000	$4,234,000	$3,416,000	$341,000

        Interest rates on the revolving line of credit and certain real estate loans are subject to market fluctuation, and the rates on the revolving line of credit are subject to reduction as the Company achieves certain financial milestones. See also Note 10 in the "Notes to Consolidated Financial Statements" of the Company in this Annual Report on Form 10-K.

        Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned capital expenditures and debt service for the next twelve months. The Company has a strategy of growth by acquisition. In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed. The Company has 10,000,000 shares of common stock authorized, of which 4,246,103 shares were outstanding at August 31, 2003, and 5,000,000 shares of "blank check" preferred stock authorized, of which 5,000 shares were outstanding at August 31, 2003. The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

Off-Balance Sheet Arrangements

        The Company's material off-balance sheet arrangements are as follows:

        Future lease payments.    The Company leases offices and manufacturing facilities and certain equipment under non-cancelable operating leases. Future payments under these leases at August 31, 2003 are approximately as follows:

Fiscal Year	Amount
2004	$1,446,000
2005	$942,000
2006	$746,000
2007	$486,000
2008	$449,000
2009 and thereafter	$421,000

        In recent years the Company has consolidated and/or abandoned several facilities in an effort to improve efficiencies and operating results, and plans further consolidations. In the event the Company were to abandon a facility prior to its being leased to a new tenant, the Company could become obligated for accelerated lease payments or other expenses.

        Contingent preferred stock redemption obligation.    In December 2001, in order to finance an acquisition, reduce outstanding debt and strengthen the Company's financial position, the Company issued and sold 5,000 shares of newly-authorized Series A Preferred Stock (the "Preferred Stock") in a private sale for an aggregate purchase price of $5,000,000. The terms of the Preferred Stock were negotiated at arms length, including (i) non-voting, (ii) no dividend, (iii) liquidation preference, (iv) convertible into common stock, (v) redeemable by the holder's election commencing on the third anniversary of the date of issuance and ending immediately prior to the fourth anniversary at a price which equals a twelve percent annual increase over the original issuance price in cash, subject to adjustment, (vi) redeemable at the Company's option commencing on the fourth anniversary of the date of issuance and ending immediately prior to the fifth anniversary at a price which equals a twenty percent annual increase over the original issuance price in cash, subject to adjustment, and (vii) if outstanding, redeemable on the fifth anniversary of the date of issuance by the Company at the original issuance price, subject to adjustment. If redemption is elected by the holder of the Preferred Stock during the one-year time period referenced above, the contingent preferred stock redemption obligation would require the Company to pay an aggregate price which increases daily from $7,025,000 on December 14, 2004 to $7,868,000 on December 13, 2005. For related disclosure regarding accretion of the preferred stock to its redemption value, see "Description of Securities" in Part II, Item 5 of this Annual Report on Form 10-K.

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

        At August 31, 2002, the Company had $15,917,000 of outstanding variable interest loans with interest rates varying from 4.0 percent to 4.9 percent, in traunches. A one percent increase in interest rates charged on the Company's outstanding variable rate borrowings would result in an increase in annual interest expense of approximately $159,000, assuming the total outstanding amount of variable interest debt were to remain the same as on August 31, 2002.

        At August 31, 2003, the Company had $14,568,000 of outstanding variable interest loans with interest rates varying from 3.0 percent to 4.5 percent, in traunches. A one percent increase in interest rates charged on the Company's outstanding variable rate borrowings would result in an increase in annual interest expense of approximately $146,000, assuming the total outstanding amount of variable interest debt were to remain the same as on August 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements and related notes thereto of the Company filed herewith are set forth in Item 15 and included in Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        As previously reported, the Company has changed its independent public accountants twice during the two most recent fiscal years.

        Effective on May 20, 2002 the Company dismissed its former independent public accountants, Arthur Andersen LLP ("Andersen") and, on May 21, 2002, the Company retained KPMG LLP as its new independent public accountants. The change in accountants was ratified and approved by the Board of Directors of the Company, upon the recommendation of the Audit Committee of the Board of Directors. KPMG LLP reviewed the Company's financial statements for its fiscal quarter ended May 31, 2002, included in the Company's Quarterly Report on Form 10-Q for such quarter, audited the financial statements of the Company for the fiscal year ending August 31, 2002 included elsewhere in this Annual Report on Form 10-K, and reviewed the Company's financial statements for the three fiscal quarters ended May 31, 2003, included in the Company's Quarterly Reports on Form 10-Q for such quarters.

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

        Effective on May 27, 2003, the client-auditor relationship between KPMG and the Company was terminated as a result of KPMG's resignation. Thereafter, KPMG performed procedures related to the amendment of the Company's segment footnote presentation included in the August 31, 2002 consolidated financial statements and the conforming adjustments to the segment footnote presentation for the fiscal years ended August 31, 2001 and 2000.

        During Summa's most recent fiscal year, and the subsequent interim periods through May 27, 2003, there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the independent public accountants' satisfaction, would have caused such accountants to make reference to the subject matter of the disagreement in connection with its report on Summa's financial statements as of and for the year ended August 31, 2002.

        None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred during the Company's fiscal year ended August 31, 2002, or during the subsequent interim period through May 27, 2003.

        The audit report issued by KPMG on the consolidated financial statements of Summa as of and for the fiscal year ended August 31, 2002 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. The Company provided KPMG with a copy of the foregoing disclosures at the time of resignation, and a letter from KPMG confirming its agreement with these disclosures is attached to the Company's Form 8-K dated May 27, 2003.

        Effective on June 18, 2003, the Audit Committee of the Company retained PricewaterhouseCoopers LLP ("PwC") as Summa's new independent public accountants to audit Summa's financial statements for the fiscal year ending August 31, 2003.

        During Summa's two most recent fiscal years ended August 31, 2002 and through June 18, 2003, Summa did not consult with PwC with respect to the application of accounting principles to a specified transaction or regarding any of the other matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Incorporated by reference from Summa's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)
Financial Statements, Financial Statement Schedules and Exhibits:

        The following documents are either filed herewith or incorporated herein by reference:

        1. Financial Statements. The audited consolidated financial statements of Summa and subsidiaries as of August 31, 2002 and 2003 and for each of the three years in the period ended August 31, 2003 (including the notes thereto which contain unaudited quarterly financial data for each of the two years ended August 31, 2003), and the reports of independent auditors thereon, are included herein as set forth in the "Index to Consolidated Financial Statements" set forth on page F-1.

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
2.9
Asset Purchase Agreement dated November 3, 2000 among the Company, Ram Belts & Chains, Inc., a newly-formed Delaware corporation and wholly-owned subsidiary of the Company ("Buyer"), Rainbow Industrial Products Corp. ("Rainbow"), and Howard and Lee Beth Miller relating to the purchase of assets of the Ram Belts & Chains division of Rainbow by Buyer(8)
2.10
Asset Purchase Agreement dated January 4, 2002 by and among the Company, Pavaco Plastics Inc., Genesta Inc. and 1238579 Ontario Inc relating to the purchase of assets of Genesta Manufacturing division of Pavaco(9).
2.11	Series A Preferred Stock Purchase Agreement dated December 14, 2001 by and among the Company and the Investors set forth therein(9)
3.1	Certificate of Incorporation of the Company(10)
3.2	Bylaws of the Company(10)
3.3	Certificate of Designations of the Series A Preferred Stock of the Company(9)
10.1	Amended and Restated Loan Agreement dated March 5, 1999 between the Company and a group of lenders(5)
10.2	1991 Stock Option Plan of the Company(11)

10.3	1995 Stock Option Plan of the Company(12)
10.4	1999 Stock Option Plan of the Company(13)
10.5	Form of Amended and Restated Employment Agreement dated June 1, 2001 between the Company and each of Messrs. Swartwout, Thoresen and Walbrun(14)
21.1	Subsidiaries of the Registrant(*)
23.1	Consent of PricewaterhouseCoopers LLP(*)
23.2	Consent of KPMG LLP(*)
31.1	Section 302 Certification(*)
32.1	Section 906 Certification(*)

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

*
Filed herewith.

(b)
Reports on Form 8-K filed during the last quarter of the fiscal year ended August 31, 2003:

  Form 8-K dated June 18, 2003 regarding retention of PricewaterhouseCoopers LLP as Summa's new independent public accountant.

  Form 8-K dated June 27, 2003 regarding the Company's results of operations and financial condition for the fiscal third quarter.

Report of Independent Auditors

TO: The Board of Directors and Stockholders of Summa Industries:

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Summa Industries and its subsidiaries at August 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        As discussed in Note 1 and Note 2 to the financial statements, effective September 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
October 16, 2003

Report of Former Independent Public Accountants

TO: The Board of Directors and Stockholders of Summa Industries:

        We have audited the accompanying consolidated balance sheet of Summa Industries and subsidiaries as of August 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended August 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 financial statements and financial statement schedules of Summa Industries and subsidiaries, as listed in the accompanying index, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and financial statement schedules, before the restatement described in Note 19 to the financial statements, in their report dated October 9, 2001.

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

        As described in note 19 to the financial statements, the Company restated the disclosure related to its reportable segments. As discussed above, the 2001 financial statements of Summa Industries and subsidiaries were audited by other auditors who have ceased operations. The amounts in the 2001 financial statements relating to reportable segments have been restated to conform to the 2002 restated reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of Summa Industries and subsidiaries other than with respect to such adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ KPMG LLP

Los Angeles, California
October 7, 2002, except for
            note 19, which is as of
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

/s/ ARTHUR ANDERSEN LLP

Los Angeles, California
October 9, 2001

Summa Industries

CONSOLIDATED BALANCE SHEETS
as of August 31

	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$690,000	$380,000
Accounts receivable, net of allowances of $633,000 in 2002 and $605,000 in 2003	17,594,000	15,729,000
Inventories	12,313,000	11,645,000
Prepaid expenses and other	1,189,000	905,000
Deferred tax assets	1,992,000	887,000
Prepaid income taxes	—	918,000

Total current assets	33,778,000	30,464,000
Property, plant and equipment, net	26,820,000	26,112,000
Other assets	124,000	88,000
Deferred tax assets	—	2,430,000
Goodwill, net	35,190,000	8,009,000
Other intangibles, net	1,653,000	1,413,000

Total assets	$97,565,000	$68,516,000

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$5,066,000	$3,896,000
Accounts payable	6,410,000	5,302,000
Accrued salaries, wages and benefits	3,185,000	2,629,000
Other accrued liabilities	2,816,000	2,386,000

Total current liabilities	17,477,000	14,213,000

Long-term debt, net of current maturities	19,845,000	16,219,000
Deferred tax liabilities	2,013,000	—
Other long-term liabilities	2,645,000	2,601,000

Total long-term liabilities	24,503,000	18,820,000

Manditorily redeemable convertible preferred stock, par value $.001; 5,000 shares authorized, issued and outstanding	5,366,000	6,103,000

Stockholders' equity:
Preferred stock, par value $.001; 4,995,000 shares authorized; none outstanding	—	—
Common stock, par value $.001; 10,000,000 shares authorized; issued and outstanding: 4,401,769 at August 31, 2002 and 4,246,103 at August 31, 2003	18,894,000	17,577,000
Retained earnings	31,325,000	11,803,000

Total stockholders' equity	50,219,000	29,380,000

Total liabilities, manditorily redeemable preferred stock and stockholders' equity	$97,565,000	$68,516,000

See accompanying notes to consolidated financial statements.

Summa Industries

CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended August 31

	2001	2002	2003
Net sales	$127,002,000	$116,241,000	$111,140,000
Cost of sales	93,650,000	85,765,000	83,336,000

Gross profit	33,352,000	30,476,000	27,804,000
Selling, general, and administrative and other expenses	23,118,000	21,911,000	21,005,000

Operating income	10,234,000	8,565,000	6,799,000
Interest expense, net	3,851,000	2,500,000	1,481,000

Income before income taxes and cumulative effect of a change in accounting principle	6,383,000	6,065,000	5,318,000
Provision for income taxes	1,970,000	2,136,000	1,760,000

Income before cumulative effect of a change in accounting principle	4,413,000	3,929,000	3,558,000
Cumulative effect of a change in accounting principle, net of tax	—	—	(22,343,000)

Net income (loss)	$4,413,000	$3,929,000	$(18,785,000)

Preferred stock accretion	—	$491,000	$737,000

Net income available to common stockholders:
Before cumulative effect of a change in accounting principle	$4,413,000	$3,438,000	$2,821,000
After cumulative effect of a change in accounting principle	$4,413,000	$3,438,000	$(19,522,000)

Earnings per common share before cumulative effect of a change in accounting principle:
Basic	$1.04	$.78	$.65
Diluted	$1.00	$.76	$.63

Earnings (loss) per common share after cumulative effect of a change in accounting principle:
Basic	$1.04	$.78	$(4.48)
Diluted	$1.00	$.76	$(4.48)

Weighted average common shares outstanding:
Basic	4,255,000	4,398,000	4,359,000
Diluted	4,424,000	4,512,000	4,449,000

See accompanying notes to consolidated financial statements.

Summa Industries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
for the three years ended August 31, 2003

	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at August 31, 2000	4,224,715	$17,586,000	$23,474,000	—	$41,060,000
Cashout of odd lots	(1)	—	—	—	—
Sale of common stock	5,861	62,000	—	—	62,000
Exercise of stock options, including tax benefit of $175,000	66,738	400,000	—	—	400,000
Net income	—	—	4,413,000	—	4,413,000
Other comprehensive loss	—	—	—	$(128,000)	(128,000)

Balance at August 31, 2001	4,297,313	$18,048,000	$27,887,000	$(128,000)	$45,807,000
Contribution to ESOP	29,023	240,000	—	—	240,000
Common stock issued for business acquisition	40,000	530,000	—	—	530,000
Exercise of stock options, including tax benefit of $176,000	80,433	441,000	—	—	441,000
Stock redeemed in exercise of stock options	(5,000)	(40,000)	—	—	(40,000)
Repurchase of common stock	(40,000)	(450,000)	—	—	(450,000)
Net income	—	—	3,929,000	—	3,929,000
Beneficial conversion on issuance of preferred stock	—	125,000	—	—	125,000
Preferred stock accretion	—	—	(491,000)	—	(491,000)
Other comprehensive income	—	—	—	128,000	128,000

Balance at August 31, 2002	4,401,769	$18,894,000	$31,325,000	—	$50,219,000
Cash out of odd lots and fractional shares	(39)	—	—	—	—
Contribution to 401(k) plan	45,348	428,000	—	—	428,000
Exercise of stock options, including tax benefit of $38,000	37,925	293,000	—	—	293,000
Repurchase of common stock	(238,900)	(2,038,000)	—	—	(2,038,000)
Net (loss)	—	—	(18,785,000)	—	(18,785,000)
Preferred stock accretion	—	—	(737,000)	—	(737,000)

Balance at August 31, 2003	4,246,103	$17,577,000	$11,803,000	—	$29,380,000

See accompanying notes to consolidated financial statements.

Summa Industries

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended August 31

	2001	2002	2003
Operating activities:
Net income (loss)	$4,413,000	$3,929,000	$(18,785,000)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,445,000	4,927,000	4,730,000
Amortization	1,147,000	1,286,000	240,000
Cumulative effect of change in accounting principle, net of tax	—	—	22,343,000
Write-down of goodwill, net of tax	—	—	16,000
Change in net deferred income taxes	117,000	(139,000)	1,484,000
(Gain) on disposition of property, plant and equipment	(194,000)	(742,000)	(5,000)
Net change in assets and liabilities, net of effects of acquisitions	2,548,000	2,604,000	225,000

Total adjustments	9,063,000	7,936,000	29,033,000

Net cash provided by operating activities	13,476,000	11,865,000	10,248,000

Investing activities:
Acquisitions of businesses, net of cash acquired	(15,998,000)	(2,685,000)	—
Purchases of property and equipment	(3,207,000)	(3,380,000)	(4,055,000)
Net proceeds from the sale of property plant and equipment	950,000	2,397,000	38,000
Proceeds from cash surrender value of life insurance	403,000	—	—

Net cash (used in) investing activities	(17,852,000)	(3,668,000)	(4,017,000)

Financing activities:
Payments on revolving line of credit	(1,912,000)	(1,854,000)	(753,000)
Proceeds from issuance of long-term debt	17,406,000	4,007,000	—
Payments on long-term debt	(11,677,000)	(14,857,000)	(4,043,000)
Proceeds from the exercise of stock options, net	400,000	401,000	293,000
Proceeds from sale of redeemable preferred stock	—	5,000,000	—
Proceeds from sale of common stock	62,000	—	—
Purchase of common stock	—	(450,000)	(2,038,000)

Net cash provided by (used in) financing activities	4,279,000	(7,753,000)	(6,541,000)

Net increase (decrease) in cash and cash equivalents	(97,000)	444,000	(310,000)
Cash and cash equivalents, beginning of year	343,000	246,000	690,000

Cash and cash equivalents, end of year	$246,000	$690,000	$380,000

See accompanying notes to consolidated financial statements.

Summa Industries
Notes to Consolidated Financial Statements
For the year ended August 31, 2003

1.     Description of business and summary of significant accounting policies

Nature of operations

        Summa Industries, a Delaware corporation ("Summa" or the "Company"), develops and manufactures proprietary plastic products for diverse industrial and commercial markets, primarily located in the United States.

Basis of presentation and principles of consolidation

        The accompanying consolidated financial statements include the accounts of Summa and its wholly-owned subsidiaries and is prepared in accordance with generally accepted accounting principles in the United States of America. The results of operations of acquired companies have been included in the consolidated statements of operations and cash flows of the Company since the dates of acquisitions. See Note 17. All intercompany account balances and transactions have been eliminated in consolidation. Prior year amounts have been reclassified in the accompanying financial statements to conform with current year presentations.

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

Revenue recognition

        Revenue from product sales is recognized when all of the following conditions have been met: an authorized purchase order has been received, the customer's credit worthiness has been established, shipment of the product has occurred, and title has transferred.

Inventories

        Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Cost includes material, labor and manufacturing overhead. Lower of cost or market adjustments are charged to cost of sales as identified.

Property, plant and equipment

        Property plant and equipment are recorded at cost. Depreciation is charged against earnings, principally using the straight-line method, over the estimated useful lives of the related assets as follows:

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

Goodwill

        Goodwill represents the excess of purchase price over fair value of net assets acquired. Goodwill is tested for impairment annually in the fourth quarter. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss will be recognized equal to the excess.

Other intangible assets

        Other intangible assets include intangibles such as non-compete agreements, non-contractual customer relationships, trade names, patents and customer lists recognized in connection with business acquisitions. Other intangibles are being amortized over their estimated useful lives of 3-17 years. See Note 8 and "Recent accounting pronouncements", below.

Long-lived assets

        The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value.

Warranties

        The Company warrants that certain of its products are free from defects. The Company recognizes the estimated cost of warranty expense at the time of revenue recognition. Warranty reserves are reviewed periodically and adjusted based on actual and anticipated experience.

Guaranties

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

Earnings per common share

        Basic earnings per common share (EPS) is based on income available to common stockholders divided by the weighted average number of common shares outstanding during the year. Diluted EPS is similar to the computation for basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Common stock equivalents are not included in the calculation of diluted loss per share when their effect is antidilutive. See Note 3 for details of the computation.

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

Stock-based compensation

        The Company reports stock based compensation to employees and directors in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock issued to Employees" and Financial Interpretation No. 44, "Accounting for Certain Transactions Regarding Stock Compensation." The Company has adopted the appropriate disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation."

        Had compensation cost for stock options awarded under these plans been determined consistent with SFAS Statement No. 123, the Company's net income and earnings per share would have reflected the following pro forma amounts at August 31:

	2001	2002	2003
Net income available to common stockholders before cumulative effect of a change in accounting principle:
As reported	$4,413,000	$3,438,000	$2,821,000
Stock based employee cost, net of tax	369,000	302,000	100,000

Pro forma	$4,044,000	$3,136,000	$2,721,000

Diluted earnings per common share:
As reported	$1.00	$.76	$.63
Stock based employee cost, net of tax	$.09	$.04	$.02

Pro forma	$.91	$.70	$.61

Recent accounting pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets." These statements eliminate the pooling of interests method of accounting for business combinations as of June 30, 2001 and eliminate the amortization of goodwill for all fiscal years beginning after December 15, 2001. Goodwill is accounted for under an impairment-only method after this date. The Company has adopted SFAS 141 and SFAS 142 with respect to new goodwill as of July 1, 2001 and adopted SFAS 142 with respect to existing goodwill as of September 1, 2002, the first day of its 2003 fiscal year. The adoption of SFAS 141 has not impacted the Company's financial condition or results of operations. In accordance with SFAS 142, existing goodwill was amortized through the end of fiscal 2002 at which time amortization ceased. The effect of the adoption of SFAS 142 is described in Note 2 below. Total goodwill amortization was $1,062,000 in fiscal 2001 and $1,096,000 in fiscal 2002.

        In August 2001, the FASB issued Statement of Accounting Standards No. 143 ("SFAS 143") "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS 143 as of September 1, 2002. The adoption of SFAS 143 had no effect on the Company's financial position or results of operations.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted SFAS 144 as of September 1, 2002. The adoption of SFAS 144 had no effect on the Company's financial position or results of operations.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145") "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which requires that the extinguishment of debt not be considered an extraordinary item under APB Opinion No. 30 ("APB 30") "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" unless the debt extinguishment meets the "unusual in nature and infrequent of occurrence" criteria in APB 30. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and, upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The Company adopted SFAS 145 and related rules as of September 1, 2002. The adoption of SFAS 145 had no effect on the Company's financial position or results of operations.

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146") "Accounting for Costs Associated with Exit or Disposal Activities" which nullifies EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that costs associated with an exit or disposal activity be recognized only when the liability is incurred (that is, when it meets the definition of a liability in the FASB's conceptual framework). SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 as of January 1, 2003. The adoption of SFAS 146 did not have a material impact on the Company's financial position or results of operations.

        The Company adopted FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" as of January 1, 2003. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation is effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions, and for interim financial statements of annual periods ending after December 15, 2002 for disclosure requirements. The adoption of FIN 45 did not have any effect on the Company's financial position or results of operations.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148") "Accounting for Stock-Based Compensation—Transition and Disclosure", which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS 148 also requires certain disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions and for interim periods beginning after December 15, 2002 for financial reports containing financial statements for interim periods.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities". This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply. This Interpretation is immediately applicable for variable interest entities created after January 31, 2003, and applies to fiscal periods beginning after June 15, 2003 for variable interest entities acquired prior to February 1, 2003. The adoption of this Interpretation had no effect on the Company's financial position or results of operations. The Company does not have any variable interest entities.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150") "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement is not expected to have a significant impact on the Company's financial results of operations and financial position.

2.     Cumulative effect of a change in accounting principle

        The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), effective September 1, 2002. As a result, the Company discontinued the amortization of goodwill arising from business combinations consummated prior to June 30, 2001 that have been accounted for using the purchase method of accounting. Net goodwill was $35,190,000 at August 31, 2002 and goodwill amortization for the year ended August 31, 2002 was $1,096,000.

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

        The Company performed a transitional fair value based impairment test on its goodwill as of September 1, 2002. As a result, an impairment charge of $22,343,000 was recorded as of September 1, 2002. The charge is presented as the cumulative effect of a change in accounting principle in the accompanying Consolidated Statements of Operations. The charge is net of an income tax benefit of $4,812,000. An additional impairment charge of $26,000 was recorded in the fourth quarter of fiscal 2003 as a result of the Company's annual test for impairment.

        The carrying amount of goodwill and the impairment charge with respect to the Company's reportable segments is as follows:

Segment	Balance at August 31, 2002	Impairment Charges (Pre-tax)	Balance at August 31, 2003
Optical components	$8,867,000	$5,953,000	$2,914,000
Material handling components	5,095,000	—	5,095,000
Electrical components	12,689,000	12,689,000	—
Irrigation components	6,831,000	6,831,000	—
Misc. plastic components	1,708,000	1,708,000	—

Consolidated	$35,190,000	$27,181,000	$8,009,000

        The following is a reconciliation of previously reported net income and earnings per share, before cumulative effect of a change in accounting principle, to the amounts adjusted for the exclusion of goodwill amortization for the years ended August 31:

	2001	2002		2003
Reported income before cumulative effect of accounting change	$4,413,000		$3,438,000		$2,821,000
Add back: Goodwill amortization, net of taxes	860,000		880,000		—

Adjusted income before cumulative effect of accounting change	$5,273,000		$4,318,000		$2,821,000

Basic earnings per share:
Reported income before cumulative effect of accounting change	$1.04	$	..78	$	..65
Goodwill amortization	.20		.20		—

Adjusted income before cumulative effect of accounting change	$1.24		$.98		$.65

Diluted earnings per share:
Reported income before cumulative effect of accounting change	$1.00	$	..76	$	..63
Goodwill amortization	.19		.20		—

Adjusted income before cumulative effect of accounting change	$1.19		$.96		$.63

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

        Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS was calculated using the "treasury stock" method as if dilutive options had been exercised and the funds were used to purchase common shares at the average market price during the period. Options to purchase 206,926 common shares as of August 31, 2001, 412,940 common shares as of August 31, 2002 and 736,597 common shares as of August 31, 2003 were excluded from the calculation of equivalent shares, as they would have been anti-dilutive. The 5,000 shares of outstanding preferred stock, convertible into 625,000 shares of common stock, were excluded from the calculation of equivalent shares, as they would have been anti-dilutive.

        The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for "income available to common stockholders" and other disclosures required by Statement of Accounting Standards No. 128, "Earnings per Share", for the years ended August 31:

	2001	2002	2003
Numerators:
Before cumulative effect of a change in accounting principle:
Net income	$4,413,000	$3,929,000	$3,558,000
Preferred stock accretion	—	(491,000)	(737,000)

Income available to common stockholders	$4,413,000	$3,438,000	$2,821,000

After cumulative effect of a change in accounting principle:
Net income (loss)	$4,413,000	$3,929,000	$(18,785,000)
Preferred stock accretion	—	(491,000)	(737,000)

Income available to common stockholders	$4,413,000	$3,438,000	$(19,522,000)

Denominators:
Weighted average shares outstanding—basic	4,255,000	4,398,000	4,359,000
Impact of common shares to be issued under stock option plans	169,000	114,000	90,000

Weighted average shares outstanding—diluted	4,424,000	4,512,000	4,449,000

4.     Supplemental cash flow information

        Cash flows from net changes in assets and liabilities, net of effects of acquisitions for the years ended August 31:

	2001	2002	2003
Accounts receivable, net	$4,459,000	$168,000	$1,865,000
Inventories	2,661,000	1,595,000	668,000
Prepaid expenses and other assets	59,000	1,103,000	(598,000)
Accounts payable	(2,188,000)	(249,000)	(1,108,000)
Accrued liabilities	(2,443,000)	(13,000)	(602,000)

Cash flows from net change in assets and liabilities, net of the effects of acquisitions	$2,548,000	$2,604,000	$225,000

        Cash paid during the years ended August 31:

	2001	2002	2003
Interest	$3,876,000	$2,536,000	$1,250,000
Income taxes	$1,428,000	$470,000	$1,888,000

        Non-cash investing and financing activities:

	2001	2002	2003
Common stock issued to 401K Plan	$—	$240,000	$428,000
Common stock issued in business acquisition	$—	$530,000	$—
Accretion of redeemable preferred stock	$—	$491,000	$737,000
Details of acquisitions (Note 16):
Fair value of assets acquired	$20,299,000	$5,344,000	$—
Liabilities assumed or incurred	(3,314,000)	(2,659,000)	—

Cash paid	16,985,000	2,685,000	—
Less cash acquired	(987,000)	—	—

Net cash used in acquisitions	$15,998,000	$2,685,000	$—

5.     Disclosures about fair value of financial instruments

        The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate:

  Cash and cash equivalents, accounts receivable and accounts payable—the carrying amount is a reasonable estimate of fair value due to quick turnover.

  Long-term debt—At August 31, 2002, the fair value of total long-term debt was $25,667,000 compared to the carrying value of $24,911,000. At August 31, 2003, the fair value of total long-term debt was $20,501,000 compared to the carrying value of $20,115,000.

6.     Inventories

        Inventories consisted of the following at August 31:

	2002	2003
Finished goods	$5,457,000	$4,266,000
Work in process	290,000	515,000
Materials and parts	6,566,000	6,864,000

	$12,313,000	$11,645,000

7.     Property, plant and equipment

        Property, plant and equipment consisted of the following at August 31:

	2002	2003
Land, at cost	$2,636,000	$2,636,000
Buildings and leasehold improvements, at cost	14,619,000	14,893,000
Machinery and equipment, at cost	31,228,000	34,602,000
Office furniture and equipment, at cost	3,362,000	3,600,000

	51,845,000	55,731,000
Accumulated depreciation	(25,025,000)	(29,619,000)

Net property, plant and equipment	$26,820,000	$26,112,000

8.     Goodwill and other intangibles

        Goodwill and other intangibles consisted of the following at August 31:

	2002	2003
Goodwill	$39,321,000	$8,902,000
Less: accumulated amortization	(4,131,000)	(893,000)

Goodwill, net	$35,190,000	$8,009,000

Other intangibles	$2,324,000	$2,324,000
Less: accumulated amortization	(671,000)	(911,000)

Other intangibles, net	$1,653,000	$1,413,000

        Future amortization of other intangibles at August 31, 2003 is as follows:

Fiscal Year	Amount
2004	$263,000
2005	$242,000
2006	$140,000
2007	$102,000
2008	$99,000

9.     Income taxes

        The following table provides a reconciliation between the provision for taxes based on income included in the accompanying consolidated statements of operations and the provision for taxes computed by applying the statutory income tax rate to income before taxes for the years ended August 31:

	2001	2002	2003
Provision for taxes at statutory rates	$2,170,000	$2,074,000	$1,817,000
State tax, net of federal benefit	130,000	50,000	84,000
Amortization of nondeductible goodwill	159,000	192,000	—
Foreign sales corporation benefit	(226,000)	—	—
Extraterritorial income exclusion benefit	—	(147,000)	(129,000)
Other, net	(263,000)	(33,000)	(12,000)

Provision for income taxes	$1,970,000	$2,136,000	$1,760,000

        The provision for income taxes consisted of the following for the years ended August 31:

	2001	2002	2003
Current:
Federal	$1,878,000	$2,190,000	$920,000
State	209,000	85,000	(99,000)

	2,087,000	2,275,000	821,000

Deferred:
Federal	(105,000)	(133,000)	842,000
State	(12,000)	(6,000)	97,000

	(117,000)	(139,000)	939,000

Provision for income taxes	$1,970,000	$2,136,000	$1,760,000

        The components of the Company's net deferred tax assets (liabilities) at August 31, 2002 and 2003 were as follows:

	2002	2003
State taxes	$190,000	$157,000
Reserves	1,802,000	730,000

Total current deferred tax assets	1,992,000	887,000

Depreciation	(1,575,000)	(1,525,000)
Amortization	(438,000)	3,955,000

Total non-current deferred tax assets (liabilities)	(2,013,000)	2,430,000

Net deferred tax assets (liabilities)	$(21,000)	$3,317,000

10.   Revolving line of credit and long-term debt

        The Company had bank term loans in the aggregate amount of $6,001,000 at August 31, 2003. Monthly principal payments are due as follows: $365,000 through November 2003; and $213,000 through October 2005. The average interest rate on the term loans was 7.9% at August 31, 2002 and 8.4% at August 31, 2003.

        The Company has a revolving line of credit, expiring in December 2004, in an amount of up to $25 million, subject to covenants. Interest is due monthly on both the term loans and the revolving line of credit and is based upon the banks' prime rate or the LIBOR plus a margin, at the Company's option, and has provision for increases or decreases in the applicable margins based upon the senior debt to EBITDA ratio. The average interest rate on the revolver was 4.3% at August 31, 2002 and 3.1% at August 31, 2003. The bank loans include certain covenants which restrict the incurrence of additional indebtedness, require compliance with certain ratios and net worth levels and limit the sale of assets and acquisition transactions. The bank loans are secured by substantially all of the Company's assets other than certain real estate. At August 31, 2003, the Company had availability of $11,410,000 under its revolving line of credit.

        Other debt consists of real estate and equipment loans secured by the related assets. These loans mature between 2006 and 2009 and had average interest rates 4.5% at August 31, 2002 and 3.5% at August 31, 2003.

        Long-term debt consisted of the following at August 31:

	2002	2003
Revolving line of credit	$5,510,000	$4,757,000
Bank term loans	10,378,000	6,001,000
Other	9,023,000	9,357,000

Total	24,911,000	20,115,000
Less: current maturities	5,066,000	3,896,000

Long-term portion	$19,845,000	$16,219,000

        Future maturities of long-term debt at August 31, 2003 were as follows:

Fiscal Year	Amount
2004	$3,896,000
2005	8,228,000
2006	4,234,000
2007	3,416,000
2008	341,000

Total	$20,115,000

11.   Commitments and contingencies

        The Company leases office and manufacturing facilities and certain equipment under non-cancelable operating leases which expire at various dates through May 2009. Rental expense charged to operations was approximately $1,623,000 in 2001, $1,362,000 in 2002 and $1,663,000 in 2003.

        The aggregate minimum future lease payments under these leases at August 31, 2003 are approximately as follows:

Fiscal Year	Amount
2004	$1,446,000
2005	942,000
2006	746,000
2007	486,000
2008	449,000
2009 and thereafter	421,000

        The Company has adopted a Savings and Retirement Plan. The plan, which qualifies under Section 401(k) of the Internal Revenue Code, allows employees to defer specified percentages of their compensation in a tax-deferred trust. The Company may elect to make matching contributions and discretionary contributions, which can be made in cash or the Company's common stock. The cost of the Company matching contribution is partially offset by a reduction in payroll taxes. Company contributions to the plan totaled $642,000 in 2001, $618,000 in 2002 and $887,000 in 2003.

        The Company had an Employee Stock Ownership Plan (the "ESOP"). Under the ESOP, the Company could make cash contributions to the ESOP trust for purchases of shares of the Company's Common Stock, or could contribute Common Stock directly to the ESOP trust. The total contributions by the Company to the ESOP were $336,000 in 2001 and $290,000 in fiscal 2002. In August 2002, the ESOP was merged with the Savings and Retirement Plan.

        The Company is subject to legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions may occur, the Company believes that the final disposition of existing matters will not have a material adverse effect on its financial condition or results of operation.

12.   Product warranties

        The following table summarizes information about the Company's product warranty liability for the years ended August 31,

	2001	2002	2003
Beginning of period	$471,000	$496,000	$550,000
Deductions	(583,000)	(565,000)	(337,000)
Additions	493,000	591,000	259,000
Other—acquired in acquisitions	115,000	28,000	—

End of period	$496,000	$550,000	$472,000

13.   Related party transactions

        The Company is obligated to pay fees and commissions on certain products to one of its directors, pursuant to pre-existing agreements with a subsidiary acquired in fiscal 1997. Total fees and commissions were $207,000 in 2001, $42,000 in 2002 and $30,000 in 2003. The agreements continue until 2009.

14.   Stock-based compensation plans

        The Company has four stock option plans (the Plans) which have been approved by the Stockholders and are administered by its Board of Directors. Under the Plans, options to acquire shares of common stock may be granted to key employees, directors, consultants, vendors and others in the following amounts:

Plan	Total Shares Authorized	Shares Remaining and Available for Grant at August 31, 2003
1984 Plan	25,000	—
1991 Plan	150,000	—
1995 Plan	350,000	14,027
1999 Plan	750,000	202,366

        In addition, options have been issued in conjunction with acquisitions, the fair value of which was included in the acquisition purchase prices.

        The Company accounts for stock options issued to employees and directors under APB Opinion No. 25 and Financial Interpretation No. 44. Under APB 25, if the exercise price of the stock option equals the market price of the underlying stock on the issuance date, no compensation expense is recognized. Consequently, no compensation expense was recognized under these plans for fiscal years 2001, 2002 and 2003. The Company is required by SFAS No. 123 "Accounting for Stock-Based Compensation" to provide pro forma disclosures under an alternate fair value method of accounting.

        For pro forma disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for grants in fiscal years 2001, 2002 and 2003:

	2001	2002	2003
Weighted average risk-free interest rate	5.4%	4.2%	2.6%
Volatility	35%	35%	35%
Expected dividend yields	—	—	—
Weighted average expected life in years	5.4	4.8	4.9

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

        A summary of the status of the Company's stock options at August 31, 2001, 2002 and 2003 and changes during the years then ended, is presented in the following table:

	2001		2002		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	940,182	$7.54	1,044,012	$8.33	1,082,153	$8.58
Granted under Stockholder approved plans	196,800	$10.09	165,000	$8.41	84,000	$9.45
Granted in conjunction with acquisitions	23,500	$10.58	—	—	—	—
Exercised	(66,738)	$3.36	(80,433)	$3.30	(37,925)	$6.71
Forfeited/expired	(49,732)	$9.00	(46,426)	$11.36	(93,793)	$11.31

Outstanding at end of year	1,044,012	$8.33	1,082,153	$8.58	1,034,435	$8.48

Exercisable at end of year	661,905	$6.94	744,161	$8.04	761,608	$8.10
Weighted average fair value of options granted		$4.32		$3.26		$3.22

        The following table summarizes information about stock options outstanding at August 31, 2003:

		Outstanding		Exercisable
Exercise Price Range	Weighted Average Remaining Term (Years)	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$2.32 - $3.61	1.8	68,040	$3.15	68,040	$3.15
$4.25 - $5.75	3.4	222,298	$5.20	222,297	$5.20
$6.50 - $9.55	6.3	378,097	$8.85	203,924	$8.81
$9.75 - $12.16	5.7	312,584	$10.74	220,681	$10.87
$12.50 - $13.72	5.2	53,416	$12.98	46,666	$13.04

		1,034,435	$8.48	761,608	$8.10

15.   Unaudited quarterly information

	Quarters ended
	November	February	May	August	Fiscal Year
	(in thousands, except per share amounts)
Fiscal 2002:
Net sales	$25,181	$27,093	$32,861	$31,106	$116,241
Gross profit	$6,901	$6,540	$8,709	$8,326	$30,476
Net income	$505	$393	$1,326	$1,705	$3,929
Preferred stock accretion	—	$116	$173	$202	$491
Net income available to common stockholders	$505	$277	$1,153	$1,503	$3,438
Earnings per common share:
Basic	$.12	$.06	$.26	$.34	$.78
Diluted	$.11	$.06	$.25	$.33	$.76
Fiscal 2003:
Net sales	$28,548	$27,562	$28,342	$26,688	$111,140
Gross profit	$7,658	$6,709	$7,046	$6,391	$27,804
Income before cumulative effect of accounting change	$1,155	$687	$768	$948	$3,558
Preferred stock accretion	$184	$185	$184	$184	$737
Net income (loss) available to common stockholders	$(21,372)	$502	$584	$764	$(19,522)
Earnings (loss) per common share:
before cumulative effect of a change in accounting principle:
Basic	$.22	$.11	$.14	$.18	$.65
Diluted	$.21	$.11	$.13	$.18	$.63
after cumulative effect of a change in accounting principle:
Basic	$(4.82)	$.11	$.14	$.18	$(4.48)
Diluted	$(4.82)	$.11	$.13	$.18	$(4.48)

16.   Comprehensive Income

        As part of its interest rate management program, the Company periodically enters into interest rate swap agreements with respect to portions of its outstanding debt. The purpose of these swaps is to mitigate the adverse effect on cash flows of an increase in interest rates. There were no swap agreements in place as of August 31, 2003. When used, these swap agreements qualified as derivative instruments under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" and, accordingly, changes in their fair value resulted in the recognition of other comprehensive income or loss pursuant to SFAS No. 133. In addition, the Company recognized a loss of $36,000 upon adoption of SFAS No. 133, which was recognized on September 1, 2000.

        The reconciliation of net income to total comprehensive income for the years ended August 31 is as follows:

	2001	2002	2003
Net income (loss)	$4,413,000	$3,929,000	$(18,785,000)
Cumulative effect of accounting change	(36,000)	—	—
Changes in value of interest rate swaps	(92,000)	128,000	—

Total comprehensive income (loss)	$4,285,000	$4,057,000	$(18,785,000)

17.   Acquisitions

        On October 5, 2000, Summa acquired all of the outstanding capital stock of Plastic Specialties, Inc. ("PSI"). The aggregate purchase price paid for PSI consisted of $6,287,000 in cash, $4,873,000 in assumed debt concurrently paid, liabilities assumed or incurred of $2,191,000 and acquisition costs of $50,000. The transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair value of net acquired assets was $2,676,000 and was recorded as goodwill, and was amortized on a straight-line basis over 35 years until August 31, 2002.

        On December 1, 2000, Summa acquired substantially all of the assets of the Ram Belts & Chains division ("Ram") of Rainbow Industrial Products Corp. The aggregate purchase price paid for Ram consisted of $5,825,000 in cash, an unsecured note adjusted to $565,000, liabilities assumed or incurred of $483,000 and acquisition costs of $25,000. The transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to identifiable tangible and intangible assets purchased and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair value of net acquired assets was $3,633,000 which was recorded as goodwill, and was amortized on a straight-line basis over 25 years until August 31, 2002.

        On January 4, 2002, Summa acquired substantially all of the assets of the Genesta Manufacturing division ("Genesta") of Pavaco Plastics, Inc. Genesta manufactures extruded sheet and profiles and thermoformed components for the lighting and other industries. The primary reasons for the acquisition are that the acquisition of Genesta increases the Company's North American market share, provides entrée to new markets, provides a low cost manufacturing location and provides other manufacturing cost and sales and distribution synergies. The aggregate purchase price paid for the assets consisted of $2,685,000 in cash, an unsecured note for $627,000, 40,000 shares of the Company's unregistered common stock valued at $530,000 (subsequently repurchased at a discounted price of $450,000 in August 2002), liabilities assumed or incurred of $1,433,000 and acquisition costs of $69,000. The transaction was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed or incurred based upon their fair value at the date of acquisition. The excess of the purchase price over the fair value of net acquired assets was $2,450,000, which was recorded as goodwill. Because the acquisition of Genesta was subsequent to the adoption of SFAS 141, goodwill was not amortized.

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

  For the years ended August 31,

	2001	2002
	(unaudited)	(unaudited)
Net sales	$137,362,000	$119,113,000
Income before cumulative effect of a change in accounting principle	$4,771,000	$4,087,000
Income per common share before cumulative effect of a change in accounting principle:
Basic	$.95	$.76
Diluted	$.91	$.74

        The above pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of the periods presented or of the results which may be achieved in the future.

18.   Redeemable preferred stock

        The Company has issued and outstanding 5,000 shares of non-voting, redeemable, convertible Series A Preferred Stock, par value $.001 ("Series A"), which sold for an original issue price of $5,000,000. The Series A does not pay dividends but has a liquidation preference of $1,000 per share. Shares of Series A are convertible at any time at the request of the holder thereof into common stock of the Company at a ratio of one hundred and twenty five shares of common stock for each share of Series A. At the option of the holder, the Series A shall be redeemed by the Company during a one year period commencing on December 14, 2004, initially for $7,025,000, which represents a twelve percent annual return on investment. The redemption amount increases daily at the rate of twelve percent per annum to $7,868,000 on December 13, 2005. The Series A may be redeemed by the Company at any time during a one year period commencing on December 14, 2005 at a price which equals a twenty percent annual increase over the original issuance price in cash. Unless earlier converted or redeemed, on the fifth anniversary of the date of issuance, any Series A outstanding shall be redeemed by the Company at the original issuance price. The initial carrying value of the Series A was $4,875,000 (representing the original issue price of $5,000,000 less $125,000 for the value of the embedded conversion feature upon issuance), which is being accreted for the guaranteed return to the Series A holders.

19.   Segment information

        From fiscal 1999 to fiscal 2001, the Company reported results from two segments—"Engineered Polymer Components" and "Extruded Plastic Products". In its initial filing of the 2002 Form 10-K, the business was reported as a single segment. After further analysis, it was determined that the Company has five reportable segments and the Company revised its segment presentation as described below in an amended report for 2002 on Form 10-K/A.

        The Company's has five reportable segments identified by differences in products and distribution channels. The accounting policies of the segments are the same as those described in the summary of significant accounting polices. The Company's operations are reported in the following businesses segments:

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

        Electrical Components.    In its Electrical Components segment, Summa designs and manufactures thermoplastic coil forms or "bobbins" and other plastic products used principally in the manufacture of magnetic devices such as transformers, relays, switches, power supplies and small electric motors.

        Irrigation Components.    In its Irrigation Components segment, Summa designs and manufactures plastic injection-molded fittings, valves, filters and accessories, extruded tubing and other plastic products for drip irrigation systems used in agriculture, commercial landscape and other applications.

        Miscellaneous Plastic Components.    In its Miscellaneous Plastic Components segment, Summa designs and manufactures plastic injection-molded products for diverse industrial and commercial applications. This segment also manufactures products for other Summa segments.

        Financial information by reportable business segment is reported in the following tables:

	2001	2002	2003
	(in thousands)
External sales:
Optical Components	$66,324	$60,908	$57,425
Material Handling Components	23,085	25,468	25,332
Electrical Components	17,923	13,038	11,929
Irrigation Components	16,267	13,660	14,394
Miscellaneous Plastic Components	3,403	3,167	2,060

Consolidated	$127,002	$116,241	$111,140

Inter-segment sales:
Optical Components	$—	$—	$—
Material Handling Components	—	—	—
Electrical Components	—	—	—
Irrigation Components	—	—	—
Miscellaneous Plastic Components	1,801	2,903	3,331
Other	(1,801)	(2,903)	(4,200)

Consolidated	$—	$—	$—

Total sales:
Optical Components	$66,324	$60,908	$58,294
Material Handling Components	23,085	25,468	25,332
Electrical Components	17,923	13,038	11,929
Irrigation Components	16,267	13,660	14,394
Miscellaneous Plastic Components	5,204	6,070	5,391
Other	(1,801)	(2,903)	(4,200)

Consolidated	$127,002	$116,241	$111,140

Operating income:
Optical Components	$7,904	$7,832	$7,139
Material Handling Components	2,102	2,708	1,686
Electrical Components	1,102	654	366
Irrigation Components	1,125	873	809
Miscellaneous Plastic Components	(335)	(1,986)	(1,530)
Other	(1,664)	(1,516)	(1,671)

Consolidated	$10,234	$8,565	$6,799

Assets:
Optical Components	$35,676	$38,643	$28,228
Material Handling Components	17,905	17,063	18,335
Electrical Components	22,089	20,973	6,999
Irrigation Components	15,318	13,679	7,556
Miscellaneous Plastic Components	4,363	4,583	2,941
Other	2,928	2,624	4,457

Consolidated	$98,279	$97,565	$68,516

Capital expenditures:
Optical Components	$980	$1,661	$1,022
Material Handling Components	1,239	581	1,694
Electrical Components	314	93	170
Irrigation Components	528	848	973
Miscellaneous Plastic Components	111	197	196
Other	35	—	—

Consolidated	$3,207	$3,380	$4,055

Depreciation and amortization:
Optical Components	$3,075	$2,733	$2,169
Material Handling Components	1,658	1,619	1,387
Electrical Components	1,102	1,104	695
Irrigation Components	442	430	421
Misc. Plastic Components	253	287	261
Other	62	40	37

Consolidated	$6,592	$6,213	$4,970

        Interest expense and income taxes are not shown in the preceeding table, as they are not fully allocated by segment. "Other" includes inter-company eliminations and corporate and other expenses not allocated by segment.

        Sales to the Company's largest single customer, as a percent of total sales, represented 7.6% in 2001, 10.3% in 2002 and 10.0% in 2003.

        Export sales by geographic area were as follows for the years ended August 31:

	2001	2002	2003
Europe	$6,649,000	$6,551,000	$6,167,000
Mexico and Canada	6,096,000	7,726,000	8,772,000
Latin America	1,745,000	1,312,000	773,000
Asia	1,156,000	974,000	856,000
Other	1,119,000	1,302,000	1,299,000

	$16,765,000	$17,865,000	$17,867,000

        Sales and long-lived assets, net of accumulated depreciation, by geographic area are as follows for the years ended August 31:

	2001	2002	2003
Sales
United States	$127,002,000	$110,007,000	$102,063,000
Canada	—	6,234,000	9,077,000

Total	$127,002,000	$116,241,000	$111,140,000

		2002	2003
Long-lived assets, net of accumulated depreciation
United States		$26,233,000	$25,386,000
Canada		587,000	726,000

Total		$26,820,000	$26,112,000

Report of Independent Auditors

TO: The Board of Directors and Stockholders of Summa Industries:

        Our audit of the consolidated financial statements referred to in our report dated October 16, 2003 appearing in this 2003 Annual Report on Form 10-K of Summa Industries also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related 2003 consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
October 16, 2003

Reports of Former Independent Public Accountants

TO: The Board of Directors and Stockholders of Summa Industries:

        We have audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Summa Industries and subsidiaries as of August 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal year ended, and have issued our report thereon dated October 7, 2002, except for note 19, which is as of July 9, 2003. Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. Schedule II, "Valuation and Qualifying Accounts", is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic 2002 consolidated financial statements. The information set forth in this schedule for 2002 has been subjected to the auditing procedures applied in our audit of the basic 2002 consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic 2002 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Los Angeles, California
October 7, 2002, except for
        note 19, which is as of
        July 9, 2003.

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

/s/ ARTHUR ANDERSEN LLP

Los Angeles, California
October 9, 2001

Summa Industries
Schedule II
Valuation and Qualifying Accounts
Allowance for Doubtful Accounts
For the three years ended August 31

	Balance at beginning of period	Amounts charged to expense	Other adjustments	Amounts written off	Balance at end of period
2003	$633,000	$251,000	—	$(279,000)	$605,000
2002	$514,000	$221,000	$16,000	$(118,000)	$633,000
2001	$636,000	$127,000	$66,000	$(315,000)	$514,000

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, Summa has duly caused this Annual Report on Form 10-K for the fiscal year ended August 31, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized, on October 31, 2003.

SUMMA INDUSTRIES
By:	/s/ JAMES R. SWARTWOUT James R. Swartwout President

        Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K for the fiscal year ended August 31, 2003 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES R. SWARTWOUT James R. Swartwout	Chairman of the Board, President & Chief Financial Officer (Principal Executive and Financial Officer)	October 31, 2003
/s/ MICHAEL L. HORST Michael L. Horst	Director	October 31, 2003
/s/ WILLIAM R. ZIMMERMAN William R. Zimmerman	Director	October 31, 2003
/s/ DAVID MCCONAUGHY David McConaughy	Director	October 31, 2003
/s/ JOSH T. BARNES Josh T. Barnes	Director	October 31, 2003
/s/ JACK L. WATTS Jack L. Watts	Director	October 31, 2003
/s/ CHARLES A. TOURVILLE Charles A. Tourville	Director	October 31, 2003
/s/ PAUL A. WALBRUN Paul A. Walbrun	Vice President & Controller (Principal Accounting Officer)	October 31, 2003

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
  ITEM 9A. CONTROLS AND PROCEDURES.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Summa Industries Notes to Consolidated Financial Statements For the year ended August 31, 2003
Summa Industries Schedule II Valuation and Qualifying Accounts Allowance for Doubtful Accounts For the three years ended August 31
Signatures