Form 10-Q
period 2003-11-30
SUMMA INDUSTRIES/
filed 2004-01-07
CIK 62262

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

November 30, 2003

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

Yes  ☐  No  ☒

The number of shares of common stock outstanding as of December 23, 2003 was 4,360,142.

Summa Industries

Summa Industries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	November 30, 2002	August 31, 2003	November 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,170,000	$380,000	$297,000
Accounts receivable	16,825,000	15,729,000	15,681,000
Inventories	12,178,000	11,645,000	13,198,000
Prepaid expenses and other	3,352,000	2,710,000	3,060,000

Total current assets	33,525,000	30,464,000	32,236,000

Property, plant and equipment	52,840,000	55,731,000	56,261,000
Less accumulated depreciation	(26,195,000)	(29,619,000)	(30,637,000)

Net property, plant and equipment	26,645,000	26,112,000	25,624,000

Other assets	2,899,000	2,518,000	2,518,000
Goodwill and other intangibles, net	9,625,000	9,422,000	9,361,000

Total assets	$72,694,000	$68,516,000	$69,739,000

Current liabilities:
Accounts payable	$5,264,000	$5,302,000	$6,149,000
Accrued liabilities	5,043,000	5,015,000	4,504,000
Current maturities of long-term debt	5,062,000	3,896,000	3,448,000

Total current liabilities	15,369,000	14,213,000	14,101,000

Long-term debt, net of current maturities	19,641,000	16,219,000	16,247,000
Other long-term liabilities	2,641,000	2,601,000	2,594,000

Total long-term liabilities	22,282,000	18,820,000	18,841,000

Mandatorily redeemable convertible preferred stock, par value $.001, 5,000 shares authorized, issued and outstanding	5,551,000	6,103,000	6,287,000

Stockholders’ equity:
Common stock, par value $.001; 10,000,000 shares authorized; issued and outstanding: 4,474,492 at November 30, 2002, 4,246,103 at August 31, 2003 and 4,317,492 at November 30, 2003	19,540,000	17,577,000	18,061,000
Retained earnings	9,952,000	11,803,000	12,449,000

Total stockholders’ equity	29,492,000	29,380,000	30,510,000
Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$72,694,000	$68,516,000	$69,739,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended November 30
	2002	2003

Net sales	$28,548,000	$25,926,000
Cost of sales	21,124,000	19,555,000

Gross profit	7,424,000	6,371,000
Selling, general, administrative and other expenses	5,265,000	4,820,000

Operating income	2,159,000	1,551,000
Interest expense	405,000	305,000

Income before income taxes and cumulative effect of a change in accounting principle	1,754,000	1,246,000
Provision for income taxes	599,000	416,000

Income before cumulative effect of a change in accounting principle	1,155,000	830,000
Cumulative effect of a change in accounting principle	(22,343,000)	—

Net income (loss)	$(21,188,000)	$830,000

Preferred stock accretion	$184,000	$184,000

Net income (loss) available to common stockholders:
Before cumulative effect of a change in accounting principle	$971,000	$646,000
After cumulative effect of a change in accounting principle	$(21,372,000)	$646,000

Earnings per common share before cumulative effect of a change in accounting principle
Basic	$.22	$.15
Diluted	$.21	$.15

Earnings (loss) per common share after cumulative effect of a change in accounting principle
Basic	$(4.82)	$.15
Diluted	$(4.82)	$.15

See accompanying notes to condensed consolidated financial statements.

Summa Industries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended November 30
	2002	2003

Operating activities:
Net income (loss)	$(21,188,000)	$830,000

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,189,000	1,163,000
Amortization	63,000	61,000
Cumulative effect of a change in accounting principle	22,343,000	—
Net change in assets and liabilities:
Accounts receivable	769,000	48,000
Inventories	135,000	(1,553,000)
Prepaid expenses and other assets	(147,000)	(350,000)
Accounts payable	(1,146,000)	847,000
Accrued liabilities	(533,000)	(173,000)

Total adjustments	22,673,000	43,000

Net cash provided by operating activities	1,485,000	873,000

Investing activities:
Purchases of property and equipment	(1,014,000)	(675,000)

Net cash (used in) investing activities	(1,014,000)	(675,000)

Financing activities:
Net proceeds from line of credit	1,055,000	877,000
Payments on long-term debt	(1,263,000)	(1,297,000)
Proceeds from the exercise of stock options	227,000	139,000
Purchase of common stock	(10,000)	—

Net cash provided by (used in) financing activities	9,000	(281,000)

Net increase (decrease) in cash and cash equivalents	480,000	(83,000)
Cash and cash equivalents, beginning of period	690,000	380,000

Cash and cash equivalents, end of period	$1,170,000	$297,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2003

1.                                      Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Summa Industries (the “Company”) have been condensed in certain respects and should, therefor, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2003. Certain prior year amounts have been reclassified in the accompanying financial statements to conform with current year presentations.  In the opinion of the Company, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments.  The results of operations for the three months ended November 30, 2003 are not necessarily indicative of the results to be expected for the full year ending August 31, 2004.

Recent accounting pronouncements

The Company adopted FASB Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), as of September 1, 2003.  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS 150 did not have any effect on the Company’s financial position or results of operations.

2.                                      Inventories

Inventories were as follows:

	November 30, 2002	August 31, 2003	November 30, 2003

Finished goods	$5,102,000	$4,266,000	$5,202,000
Work in process	$288,000	515,000	325,000
Materials and parts	6,788,000	6,864,000	7,671,000

	$12,178,000	$11,645,000	$13,198,000

3.                                      Cumulative effect of a change in accounting principle

The Company adopted FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), effective September 1, 2002.  As a result, the Company discontinued the amortization of goodwill.  SFAS 142 also requires the Company to assess the recoverability of recorded goodwill at the adoption date.  Impairments of goodwill that are identified as a result of the assessment, if any, are to be reported as a cumulative change in accounting principle as of the adoption date.  SFAS 142 requires that the initial assessment be completed within six months of the date of adoption and the impairment, if any, be reported retroactively to the beginning of the year of adoption.

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

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted EPS, before cumulative effect of a change in accounting principle, was calculated using the “treasury stock” method as if dilutive options had been exercised and the funds were used to purchase common shares at the average market price during the period.  Options to purchase 398,000 common shares as of November 30, 2002 and 616,000 common shares as of November 30, 2003 were excluded from the calculation of equivalent shares, as they would have been anti-dilutive.  The 5,000 shares of outstanding preferred stock, convertible into 625,000 shares of common stock, were excluded from the calculation of equivalent shares for the three month periods ended November 30, 2002 and November 30, 2003, as they would have been anti-dilutive.  Diluted EPS after cumulative effect of a change in accounting principle, for the three month period ended November 30, 2002, excludes common stock equivalents, as they would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for “income available to common stockholders” and other disclosures required by FASB Statement of Accounting Standards No. 128, “Earnings per Share”:

	Three months ended November 30
	2002	2003
Numerators:

Before cumulative effect of a change in accounting principle:
Net income	$1,155,000	$830,000
Preferred stock accretion	(184,000)	(184,000)
Income available to common stockholders	$971,000	$646,000

After cumulative effect of a change in accounting principle:
Net income (loss)	$(21,188,000)	$830,000
Preferred stock accretion	(184,000)	(184,000)
Income (loss) available to common stockholders	$(21,372,000)	$646,000

Denominators:

Weighted average shares outstanding – basic	4,437,000	4,287,000
Impact of common shares assumed to be issued under stock option plans	115,000	68,000
Weighted average shares outstanding – diluted	4,552,000	4,355,000

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

	Three months ended November 30
	2002	2003
Before cumulative effect of a change in accounting principle
Income available to stockholders	$971,000	$646,000
Pro forma impact of expensing stock options	19,000	(30,000)
Pro forma income available to common stockholders	$990,000	$616,000

Earnings per share:
As reported:
Basic	$.22	$.15
Diluted	$.21	$.15

Pro forma:
Basic	$.22	$.14
Diluted	$.22	$.14

6.                                      Supplemental cash flow information

	Three months ended November 30
	2002	2003
Cash paid during the period:
Interest	$369,000	$250,000
Income taxes	$741,000	$36,000
Non-cash financing activity: Common stock issued to 401(k) Plan	$429,000	$345,000

7.                                      Segment Information

Summa manufactures diverse plastic products in five reportable segments as described below:

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

Financial information by reportable business segment is reported in the following tables:

	Three months ended November 30
	2002	2003
External sales
Optical components	$16,115,000	$13,592,000
Material handling components	5,861,000	5,893,000
Electrical components	3,274,000	2,861,000
Irrigation components	2,760,000	3,271,000
Miscellaneous plastic components	538,000	309,000
Consolidated	$28,548,000	$25,926,000

Inter-segment sales
Optical components	$—	$446,000
Material handling components	—	—
Electrical components	—	—
Irrigation components	—	—
Miscellaneous plastic components	652,000	798,000
Other	(652,000)	(1,244,000)
Consolidated	$—	$—

Total sales
Optical components	$16,115,000	$14,038,000
Material handling components	5,861,000	5,893,000
Electrical components	3,274,000	2,861,000
Irrigation components	2,760,000	3,271,000
Miscellaneous plastic components	1,190,000	1,107,000
Other	(652,000)	(1,244,000)
Consolidated	$28,548,000	$25,926,000

Operating income (loss)
Optical components	$2,371,000	$1,808,000
Material handling components	508,000	157,000
Electrical components	150,000	140,000
Irrigation components	(69,000)	56,000
Miscellaneous plastic components	(401,000)	(150,000)
Other	(400,000)	(460,000)
Consolidated	$2,159,000	$1,551,000

	November 30 2002	August 31 2003	November 30 2003
Assets
Optical components	$32,286,000	$28,228,000	$28,737,000
Material handling components	16,822,000	18,335,000	19,271,000
Electrical components	8,268,000	6,999,000	6,956,000
Irrigation components	7,008,000	7,556,000	7,895,000
Miscellaneous plastic components	2,526,000	2,941,000	2,299,000
Other	5,784,000	4,457,000	4,581,000
Consolidated	$72,694,000	$68,516,000	$69,739,000

Operating income is the measure of profit or loss reported by segment as interest expense and income taxes are not fully allocated by segment.  “Other” includes inter-company eliminations and corporate and other expenses not allocated by segment.  The impairment charge described in footnote 3 to these interim financial statements was comprised of the following charges by segment: $5,953,000 in Optical Components, $7,851,000 in Electrical Components, $6,831,000 in Irrigation Components and $1,708,000 in Miscellaneous Plastic Components.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Quarterly Report on Form 10-Q, which are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding Summa’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as those set forth in Part II, Item 1 “Legal Proceedings” below.  Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in this “Management’s Discussion and Analysis” section and elsewhere herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.  The forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.  For a discussion of risks and uncertainties that should be considered and which could materially adversely affect the Company, please see “Risk Factors” in the “Management Discussion and Analysis” section of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions in applying certain critical accounting policies. Certain accounting estimates are particularly sensitive because of their significance to the Company’s consolidated financial statements and because of the possibility that future events affecting the estimates could differ markedly from current expectations. The Company believes that the following are some of the more critical judgment areas in the application of its accounting policies that affect the Company’s financial statements:

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

New accounting standards adopted by the Company effective September 1, 2002 required that the Company perform a transitional fair value based impairment test for goodwill and required that goodwill be valued at the lower of carrying value or fair value. For a summary of the impairment charge to goodwill taken by the Company effective September 1, 2002, see

Note 3 in the “Notes to Condensed Consolidated Financial Statements”.  The Company reviews goodwill for impairment annually in the fourth quarter.  Significant management judgment is involved in determining the fair value of assets. Future changes in management’s estimates could result in additional impairment charges to goodwill.

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

Accounts Receivable.  The Company performs ongoing evaluations of customers and adjusts credit limits based upon each customer’s payment history and credit worthiness, as determined by credit information available at that time.  The Company monitors collections and payments from customers and maintains allowances for doubtful accounts for the inability of customers to make required payments.  If the financial condition of customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

Accounting for Stock Options.  Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (‘SFAS 123”), as amended by SFAS 148, allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma income and pro forma earnings per share disclosures for stock-based awards as if the fair-value based method defined in SFAS 123 had been applied.  In accordance with APB Opinion No. 25, and related interpretations, compensation expense would generally be recorded for fixed option grants only if, on the date of the grant, the current price of the underlying stock exceeded the exercise price.  The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123.  Accordingly, no compensation expense has been recognized for the Company’s stock option plans and award of options to non-employee directors.

Results of Operations

The following table sets forth certain information, derived from Summa’s unaudited condensed consolidated statements of operations, as a percent of sales for the three month periods ended November 30, 2002 and 2003 and the Company’s effective income tax rate during those periods:

	Three months ended November 30
	2002	2003
Net sales	100.0%	100.0%
Cost of sales	74.0%	75.4%

Gross profit	26.0%	24.6%
S, G & A and other expenses, net	18.5%	18.6%

Operating income	7.5%	6.0%
Interest expense, net	1.4%	1.2%

Income before tax and cumulative effect of a change in accounting principle	6.1%	4.8%
Provision for income taxes	2.1%	1.6%
Income before cumulative effect of a change in accounting principle	4.0%	3.2%

Effective tax rate	34.2%	33.4%

Sales for the first quarter ended November 30, 2003 decreased $2,622,000, or 9%, compared to the same period in the prior year, due to the continuing business downturn, especially in non-residential construction, lower prices and increased international competition, primarily from China. Sales declined $2,523,000, or 16% in the Optical Components segment, due to weakness in the non-residential construction market, the loss of some contract manufacturing work to competitors and lower sales of certain patented products due to increased sales of products deemed by the Company to be infringing on its intellectual property.  Sales declined $413,000, or 13%, in the Electrical Components segment, primarily due to the loss of business from a major customer which transferred its operations to China.  Sales increased $511,000, or 19%, in the Irrigation Components segment, primarily due to favorable weather conditions and off-season sales promotions.  Sales declined $229,000, or 43%, in the Miscellaneous Plastic Components segment, primarily due to the loss of a customer which is now procuring its molded products from China.

Gross profit for the first quarter decreased $1,053,000, or 14%, from the comparable prior year period, primarily due the effects of lower sales volume and inefficiencies related to a plant consolidation.  Gross margin decreased from 26.0% to 24.6% overall, due to lower overhead absorption as a result of lower sales, unfavorable business mix, and inefficiencies related to a plant consolidation.

Operating expenses for the three months ended November 30, 2003 decreased $445,000, or 8%, from the comparable prior year period, primarily due to management initiatives and lower variable selling expenses resulting from lower sales.  As a percentage of sales, operating expenses increased slightly from 18.5% to 18.6%.

Operating income decreased $608,000, or 28%, from the comparable prior year period, due to the changes discussed above.  By segment, operating income decreased $563,000, or 24%, in the Optical Components segment, due primarily to lower sales; decreased $351,000, or 69%, in the Material Handling Components segment, due to inefficiencies related to a plant consolidation; decreased $10,000, or 7%, in the Electrical Components segment; and was $56,000 versus an operating loss of $69,000 in the Irrigation Components segment, primarily due to higher sales.  The operating loss decreased $251,000 in the Miscellaneous Plastic Components segment, primarily due to management initiatives.  Operating margin for the quarter decreased from 7.5% in the first quarter of fiscal 2003 to 6.0% in the first quarter of fiscal 2004, as a result of the changes in gross margin and operating expenses discussed above.

Net interest expense for the first quarter ended November 30, 2003 decreased $100,000 from the prior year first quarter, due to decreased average debt levels and decreased interest rates.

The decrease in the effective tax rate in the first quarter of fiscal 2004 versus fiscal 2003, from 34.2% to 33.4%, was primarily due to a favorable change in the distribution of earnings among various tax jurisdictions.

The Company’s backlog of unfilled orders, believed to be firm, was $8,594,000 at November 30, 2002; $7,892,000 at August 31, 2003 and $7,699,000 at November 30, 2003.  Because the time between entering an order and shipping the product and recording a sale is typically shorter than one month, backlog levels are not a reliable indicator of future sales volume.

Liquidity and Capital Resources

Working Capital.  The Company’s working capital was $18,156,000 at November 30, 2002; $16,251,000 at August 31, 2003 and $18,135,000 at November 30, 2003.

Financing Arrangements.  The Company has several debt relationships as described below.  Substantially all of the Company’s assets are pledged to secure debt.  The term debt and revolving line of credit require compliance with financial and operating covenants.

Summary of the Company’s debt at November 30, 2003:

		Weighted Average Interest Rate	Additional Availability
Description of Debt	Balance			Fiscal Year Due
				2004	2005	2006	2007	2008 and thereafter

Revolving line of credit	$5,634,000	3.5%	$11,353,000	$—	$5,634,000	$—	$—	$—
Bank term loan	4,907,000	8.9%	—	1,920,000	2,560,000	427,000	—	—
Real estate and other loans	9,154,000	3.5%	—	711,000	911,000	3,778,000	3,413,000	341,000

Total debt	$19,695,000	4.9%	$11,353,000	$2,631,000	$9,105,000	$4,205,000	$3,413,000	$341,000

The interest rate on the bank term loan is fixed for two years.  Interest rates on the bank line of credit are subject to market fluctuation and are subject to reduction as the Company achieves certain financial milestones.  Interest rates on most of the real estate and other loans are subject to market fluctuation.

In June 2003, the Company announced a plan to repurchase up to $2,000,000 of its common stock with no time limit (the “2003 Buy Back”).  As of November 30, 2003, the status of the plan was as follows:

	2003 Buy Back
	Shares repurchased	Average cost per share	Repurchase cost

Prior to September 2003	5,300	$7.15	$38,000
September 2003	47	$7.41
October 2003	—	—	—
November 2003	—	—	—
Total	5,347	$7.15	$38,000

Available for repurchase			$1,962,000

The cost per share includes commissions where applicable.  All share repurchases in the reported period were made pursuant to the 2003 Buy Back.

Net cash provided by operating activities in the first three months of fiscal 2004 was $873,000, $612,000 less than in the first three months of fiscal 2003, primarily due to lower income before a non-cash charge for a cumulative effect of a change in accounting principle.  Net cash used in investing activities was $675,000 in the first quarter of fiscal 2004, $339,000 less than in the first quarter of fiscal 2003, primarily due to timing in the purchase of property and equipment.  $281,000 in cash was used in financing activities in the first quarter of fiscal 2004, versus $9,000 provided in the first quarter of fiscal 2003, primarily due to increased net reduction of debt.

Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned investments and debt service for the next twelve months.  The Company has a strategy of growth by acquisition.  In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed.  The Company has 10,000,000 shares of common stock authorized, of which 4,317,492 shares were outstanding at November 30, 2003 and 5,000,000 shares of “blank check” preferred stock authorized, of which 5,000 shares were outstanding as mandatorily redeemable convertible preferred stock at November 30, 2003.  The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

Off-Balance Sheet Arrangements

The Company’s material off-balance sheet arrangements are as follows:

Future lease payments.  The Company leases offices and manufacturing facilities and certain equipment under non-cancelable operating leases.  Future payments under these leases at November 30, 2003 are approximately as follows:

Fiscal Year	Amount
2004	$1,217,000
2005	$961,000
2006	$746,000
2007	$496,000
2008	$451,000
2009 and thereafter	$421,000

In recent years the Company has consolidated and/or abandoned several facilities in an effort to improve efficiencies and operating results, and plans further consolidations.  In the event the Company were to abandon a facility prior to its being leased to a new tenant, the Company could become obligated for accelerated lease payments or other expenses.

Contingent preferred stock redemption obligation.  In December 2001, in order to finance an acquisition, reduce outstanding debt and strengthen the Company’s financial position, the Company issued and sold 5,000 shares of newly-authorized Series A Preferred Stock (the “Preferred Stock”) in a private sale for an aggregate purchase price of $5,000,000.  The terms of the Preferred Stock were negotiated at arms length, including (i) non-voting, (ii) no dividend, (iii) liquidation preference, (iv) convertible into an aggregate of 625,000 shares of common stock, (v) redeemable by the holder’s election commencing on the third anniversary of the date of issuance and ending immediately prior to the fourth anniversary at a price which equals a twelve percent annual increase over the original issuance price in cash, subject to adjustment, (vi) redeemable at the Company’s option commencing on the fourth anniversary of the date of issuance and ending immediately prior to the fifth anniversary at a price which equals a twenty percent annual increase over the original issuance price in cash, subject to adjustment, and (vii) if outstanding, redeemable on the fifth anniversary of the date of issuance by the Company at the original issuance price, subject to adjustment.  If redemption is elected by the holder of the Preferred Stock during the one-year time period referenced above, the contingent preferred stock redemption obligation would require the Company to pay an aggregate price which increases daily from $7,025,000 on December 14, 2004 to $7,868,000 on December 13, 2005.  For related disclosure regarding accretion of the preferred stock to its redemption value, see Note 4 in the “Notes to Condensed Consolidated Financial Statements” above.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the outstanding debt and related variable interest rates set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” above, there are no material changes to the disclosure set forth in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.  The Company has no market risk sensitive instruments entered into for trading purposes.

EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a — 14 and 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  There were no significant changes in the Company’s internal controls that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company encounters lawsuits from time to time in the ordinary course of business and, at November 30, 2003, the Company and/or its affiliates were parties to several civil lawsuits. Summa does not expect that the resolution of these lawsuits will have a material adverse impact on future results of operations or financial position.  Certain lawsuits filed against the Company from time to time contain claims not covered by insurance, or seek damages in excess of policy limits, and such claims could be filed in the future.  The Company has filed several lawsuits in U.S. District Court against unrelated third parties for infringement of a patent and trade dress owned by a Company subsidiary, and the Company may file additional infringement and/or other types of lawsuits in the future which may result in materially increased costs and other adverse consequences.  Any costs and/or losses that Summa may suffer from such lawsuits, and the effect such litigation may have upon the reputation and marketability of Summa’s products, could have a material adverse impact on the future results of operations, financial condition and/or prospects of the Company.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

31.1  Section 302 Certification

32.1  Section 906 Certification

(b)           Current Reports on Form 8-K

Form 8-K dated October 8, 2003 regarding the Company’s results of operations and financial condition for the fiscal fourth quarter and fiscal year ended August 31, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on January 7, 2004.

Summa Industries

/s/ James R. Swartwout	/s/ Trygve M. Thoresen
James R. Swartwout	Trygve M. Thoresen
President and Chief Financial Officer	Vice President and Secretary