Form 10-Q
period 2004-02-29
SUMMA INDUSTRIES/
filed 2004-04-08
CIK 62262

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
February 29, 2004

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

Yes  ☐       No  ☒

The number of shares of common stock outstanding as of March 26, 2004 was 4,379,530.

Summa Industries

Summa Industries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	February 28, 2003	August 31, 2003	February 29, 2004
ASSETS
Current assets:
Cash and cash equivalents	$462,000	$380,000	$147,000
Accounts receivable	17,285,000	15,729,000	17,669,000
Inventories	11,928,000	11,645,000	13,828,000
Prepaid expenses and other	3,246,000	2,710,000	3,108,000
Total current assets	32,921,000	30,464,000	34,752,000
Property, plant and equipment	54,151,000	55,731,000	59,351,000
Less accumulated depreciation	(27,382,000)	(29,619,000)	(31,384,000)
Net property, plant and equipment	26,769,000	26,112,000	27,967,000
Other assets	2,917,000	2,518,000	2,518,000
Goodwill and other intangibles, net	9,566,000	9,422,000	9,378,000
Total assets	$72,173,000	$68,516,000	$74,615,000
Current liabilities:
Accounts payable	$5,440,000	$5,302,000	$5,871,000
Accrued liabilities	5,011,000	5,015,000	4,211,000
Current maturities of long-term debt	4,597,000	3,896,000	2,110,000
Total current liabilities	15,048,000	14,213,000	12,192,000
Long-term debt, net of current maturities	19,187,000	16,219,000	21,818,000
Other long-term liabilities	2,637,000	2,601,000	2,585,000
Total long-term liabilities	21,824,000	18,820,000	24,403,000
Mandatorily redeemable convertible preferred stock, par value $.001, 5,000 shares authorized, issued and outstanding	5,735,000	6,103,000	6,472,000
Minority interest in subsidiary	—	—	205,000
Stockholders’ equity:
Common stock, par value $.001; 10,000,000 shares authorized; issued and outstanding:
4,429,217 at February 28, 2003, 4,246,103 at August 31, 2003 and 4,378,030 at February 29, 2004	19,111,000	17,577,000	18,626,000
Retained earnings	10,455,000	11,803,000	12,717,000
Total stockholders’ equity	29,566,000	29,380,000	31,343,000
Total liabilities, mandatorily redeemable preferred stock And stockholders’ equity	$72,173,000	$68,516,000	$74,615,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Six months ended
	February 28 2003	February 29 2004	February 28 2003	February 29 2004

Net sales	$27,562,000	$26,545,000	$56,110,000	$52,471,000
Cost of sales	20,833,000	20,256,000	41,957,000	39,811,000
Gross profit	6,729,000	6,289,000	14,153,000	12,660,000
Selling, general, administrative and other expenses	5,348,000	5,038,000	10,613,000	9,858,000
Operating income	1,381,000	1,251,000	3,540,000	2,802,000
Interest expense	373,000	584,000	778,000	889,000
Income before income taxes and cumulative effect of a change in accounting principle	1,008,000	667,000	2,762,000	1,913,000
Provision for income taxes	321,000	214,000	920,000	630,000
Income before cumulative effect of a change in accounting principle	687,000	453,000	1,842,000	1,283,000
Cumulative effect of a change in accounting principle, net of tax	—	—	(22,343,000)	—
Net income (loss)	$687,000	$453,000	$(20,501,000)	$1,283,000
Preferred stock accretion	$185,000	$185,000	$369,000	$369,000
Net income (loss) available to common stockholders:
Before cumulative effect of a change in accounting principle	$502,000	$268,000	$1,473,000	$914,000
After cumulative effect of a change in accounting principle	$502,000	$268,000	$(20,870,000)	$914,000
Earnings per common share before cumulative effect of a change in accounting principle:
Basic	$.11	$.06	$.33	$.21
Diluted	$.11	$.06	$.32	$.21
Earnings (loss) per common share after cumulative effect of a change in accounting principle:
Basic	$.11	$.06	$(4.70)	$.21
Diluted	$.11	$.06	$(4.70)	$.21

See accompanying notes to condensed consolidated financial statements.

Summa Industries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended February 28, 2003	Six months ended February 29, 2004
Operating activities:
Net income (loss)	$(20,501,000)	$1,283,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,385,000	2,288,000
Amortization	122,000	124,000
Cumulative effect of a change in accounting principle, net of tax	22,343,000	—
(Gain) on disposition of property, plant and equipment	(15,000)	(2,000)
Net change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	309,000	(1,940,000)
Inventories	385,000	(1,318,000)
Prepaid expenses and other assets	(59,000)	(354,000)
Accounts payable	(970,000)	569,000
Accrued liabilities	(569,000)	(597,000)
Total adjustments	23,931,000	(1,230,000)
Net cash provided by operating activities	3,430,000	53,000
Investing activities:
Acquisition of business	—	(1,903,000)
Purchases of property and equipment	(2,335,000)	(2,707,000)
Proceeds from sale of property and equipment	16,000	2,000
Net cash (used in) investing activities	(2,319,000)	(4,608,000)
Financing activities:
Net proceeds from line of credit	1,490,000	4,943,000
Proceeds from issuance of long-term debt	—	5,000,000
Payments on long-term debt	(2,617,000)	(6,130,000)
Proceeds from the exercise of stock options	263,000	526,000
Purchase of common stock	(475,000)	(17,000)
Net cash provided by (used in) financing activities	(1,339,000)	4,322,000
Net (decrease) in cash and cash equivalents	(228,000)	(233,000)
Cash and cash equivalents, beginning of period	690,000	380,000
Cash and cash equivalents, end of period	$462,000	$147,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2004

1.                                      Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Summa Industries (the “Company”) have been condensed in certain respects and should, therefor, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2003. Certain prior year amounts have been reclassified in the accompanying financial statements to conform with current year presentations.  In the opinion of the Company, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments.  The results of operations for the three months and six months ended February 29, 2004 are not necessarily indicative of the results to be expected for the full year ending August 31, 2004.

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

2.                                      Inventories

Inventories were as follows:

	February 28, 2003	August 31, 2003	February 29, 2004
Finished goods	$4,942,000	$4,266,000	$5,658,000
Work in process	369,000	515,000	380,000
Materials and parts	6,617,000	6,864,000	7,790,000

	$11,928,000	$11,645,000	$13,828,000

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

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted EPS, before cumulative effect of a change in accounting principle, was calculated using the “treasury stock” method as if dilutive options had been exercised and the funds were used to purchase common shares at the average market price during the period.  Options to purchase 600,837 common shares as of February 28, 2003 and 489,481 common shares as of February 29, 2004 were excluded from the calculation of equivalent shares, as they would have been anti-dilutive.  The 5,000 shares of outstanding preferred stock, convertible into 625,000 shares of common stock, were excluded from the calculation of equivalent shares for the three month and six month periods ended February 28, 2003 and February 29, 2004, as they would have been anti-dilutive.  Diluted EPS after cumulative effect of a change in accounting principle, for the six month period ended February 28, 2003, excludes common stock equivalents, as they would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for “income available to common stockholders” and other disclosures required by FASB Statement of Accounting Standards No. 128, “Earnings per Share”:

	Three months ended		Six months ended
	Feb 28, 2003	Feb 29, 2004	Feb 28, 2003	Feb 29, 2004
Numerators:

Before cumulative effect of a change in accounting principle:
Income	$687,000	$453,000	$1,842,000	$1,283,000
Preferred stock accretion	(185,000)	(185,000)	(369,000)	(369,000)
Income available to common stockholders	$502,000	$268,000	$1,473,000	$914,000

After cumulative effect of a change in accounting principle:
Net income (loss)	$687,000	$453,000	$(20,501,000)	$1,283,000
Preferred stock accretion	(185,000)	(185,000)	(369,000)	(369,000)
Income (loss) available to common stockholders	$502,000	$268,000	$(20,870,000)	$914,000

Denominators:
Weighted average shares outstanding – basic	4,450,000	4,370,000	4,444,000	4,328,000
Impact of common shares assumed to be issued under stock option plans	106,000	80,000	110,000	75,000
Weighted average shares outstanding – diluted	4,556,000	4,450,000	4,554,000	4,403,000

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

	Three months ended		Six months ended
	Feb 28, 2003	Feb 29, 2004	Feb 28, 2003	Feb 29, 2004
Before cumulative effect of a change in accounting principle
Income available to stockholders	$502,000	$268,000	$1,473,000	$914,000
Pro forma impact of expensing stock options	(77,000)	10,000	(99,000)	(20,000)
Pro forma income available to common stockholders	$425,000	$278,000	$1,374,000	$894,000

Earnings per share:
As reported:
Basic	$.11	$.06	$.33	$.21
Diluted	$.11	$.06	$.32	$.21

Pro forma:
Basic	$.10	$.06	$.31	$.21
Diluted	$.09	$.06	$.30	$.20

6.                                      Supplemental cash flow information

	Six months ended
	Feb 28, 2003	Feb 29, 2004
Cash paid during the period:
Interest	$765,000	$923,000
Income taxes	$1,652,000	$664,000
Non-cash financing activity:
Common stock issued to 401(k) Plan	$429,000	$345,000
Minority interest in subsidiary given as partial consideration for land and building	—	$205,000

7.   Refinancing of indebtedness

During the quarter, the Company refinanced its bank revolving line of credit and bank term loan with a new bank. The former revolving line of credit and bank term loan were paid and replaced with a new line of credit of up to $25,000,000 and a five-year term loan with a fixed interest rate of 4.7%.

8.   Segment Information

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

Financial information by reportable business segment is reported in the following tables:

	Three months ended		Six months ended
	Feb 28, 2003	Feb 29, 2004	Feb 28, 2003	Feb 29, 2004
External sales
Optical components	$14,297,000	$12,714,000	$30,412,000	$26,306,000
Material handling components	6,613,000	6,511,000	12,474,000	12,404,000
Electrical components	2,973,000	2,859,000	6,247,000	5,720,000
Irrigation components	3,348,000	4,245,000	6,108,000	7,516,000
Miscellaneous plastic components	331,000	216,000	869,000	525,000
Other	—	—	—	—
Consolidated	$27,562,000	$26,545,000	$56,110,000	$52,471,000

Inter-segment sales
Optical components	$—	$678,000	$—	$1,124,000
Material handling components	—	—	—	—
Electrical components	—	—	—	—
Irrigation components	—	—	—	—
Miscellaneous plastic components	873,000	451,000	1,525,000	1,249,000
Other	(873,000)	(1,129,000)	(1,525,000)	(2,373,000)
Consolidated	$—	$—	$—	$—

Total sales
Optical components	$14,297,000	$13,392,000	$30,412,000	$27,430,000
Material handling components	6,613,000	6,511,000	12,474,000	12,404,000
Electrical components	2,973,000	2,859,000	6,247,000	5,720,000
Irrigation components	3,348,000	4,245,000	6,108,000	7,516,000
Miscellaneous plastic components	1,204,000	667,000	2,394,000	1,774,000
Other	(873,000)	(1,129,000)	(1,525,000)	(2,373,000)
Consolidated	$27,562,000	$26,545,000	$56,110,000	$52,471,000

Operating income (loss)
Optical components	$1,427,000	$1,462,000	$3,798,000	$3,270,000
Material handling components	538,000	354,000	1,046,000	511,000
Electrical components	43,000	(16,000)	193,000	124,000
Irrigation components	151,000	278,000	82,000	334,000
Miscellaneous plastic components	(385,000)	(344,000)	(786,000)	(554,000)
Other	(393,000)	(483,000)	(793,000)	(883,000)
Consolidated	$1,381,000	$1,251,000	$3,540,000	$2,802,000

	February 28 2003	August 31 2003	February 29 2004

Assets
Optical components	$30,238,000	$28,228,000	$28,018,000
Material handling components	16,968,000	18,335,000	20,037,000
Electrical components	8,085,000	6,999,000	8,625,000
Irrigation components	7,967,000	7,556,000	11,316,000
Miscellaneous plastic components	3,362,000	2,941,000	1,627,000
Other	5,553,000	4,457,000	4,992,000

Consolidated	$72,173,000	$68,516,000	$74,615,000

Operating income is the measure of profit or loss reported by segment as interest expense and income taxes are not fully allocated by segment.  “Other” includes inter-company eliminations and corporate and other expenses not allocated by segment.  The impairment charge described in Note 3 to these interim financial statements was comprised of the following charges by segment: $5,953,000 in Optical Components, $7,851,000 in Electrical Components, $6,831,000 in Irrigation Components and $1,708,000 in Miscellaneous Plastic Components.

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

Summa manufactures plastic products for diverse commercial and industrial markets. Through its five reportable segments, Summa designs and manufactures injection-molded and formed plastic optical components for OEM customers in the lighting industry; modular plastic conveyor belt and chain for the food processing industry; engineered plastic fittings, valves, filters and tubing for irrigation systems used in agriculture, commercial landscape and other applications; molded plastic coil forms (“bobbins”) for use in transformers, motors, relays and switches; and other molded and extruded plastic components for diverse industries.

Recent Events

Asset Acquisition.  During the quarter, Summa acquired certain assets from the Micro-irrigation division of R.M. Wade & Co. (“Wade”), including the product brand “Pepco” and transitional rights to the product brand “Wade Rain”.  Pepco is a brand of products for commercial landscape irrigation and Wade Rain is a brand of products used in agricultural irrigation. The acquisition is expected to add about $5 million in sales to the Irrigation Components segment.  Pursuant to the agreement, Summa will supply products to Wade for use in leach mining applications.  Summa has assumed operation of the Wade injection molding and extrusion facility in Fresno, California, which is in the center of the California agriculture market.  Consideration for the assets was approximately $2 million.  The purchase price was allocated primarily to inventory and to machinery and equipment based upon their fair values at the date of acquisition. The pro forma results of operations for the prior year would not have been materially different, if the acquisition had been made as of the beginning of the prior year. Summa expects the acquisition to be accretive to earnings per share by the third quarter of the current fiscal year.

Texas-Mexico Development.  During the quarter, Summa entered into a comprehensive relationship with Mr. David Frye of Longview, Texas to collaborate on the implementation of a new proprietary injection molding process at a facility in Pharr, Texas, in the greater McAllen/Reynosa cross-border metropolitan area.  This process was developed to enable the Electrical Components segment to reduce lead-times to most of its North American customers and provide more flexibility in selection of materials and lot sizes, while dramatically increasing quality.  The location will also enable the Company to more easily serve its customers with operations in Northeast Mexico and Southeast Texas.  As part of this transaction, the Electrical Components segment purchased the Pharr plastic molding plant from Mr. Frye, and he purchased approximately five percent of that segment.  Mr. Frye agreed to provide technical services to Summa under a long-term agreement.  The Company intends to invest about $4 million for new, state-of-the-art, automated systems for the plant.

Settlement of Infringement Litigations.  During the quarter, Summa entered into confidential agreements with Cooper Industries (NYSE:CBE) and Grandlite International Corporation to settle two patent infringement lawsuits filed by the Optical Components segment.  Under the agreements, the parties acknowledged the validity of certain of Summa’s intellectual property and agreed to certain on-going business relationships.

Refinancing of Indebtedness.  During the quarter, Summa entered into a new comprehensive banking relationship with

Wells Fargo Bank, National Association, to replace the previously existing relationship with Comerica Bank – California.  For further information, see “Liquidity and Capital Resources – Financing Arrangements” below.

Results of Operations

The following table sets forth certain information, derived from Summa’s unaudited condensed consolidated statements of operations, as a percent of sales for the three month and six month periods ended February 28, 2003 and February 29, 2004, and the Company’s effective income tax rate during those periods:

	Three months ended		Six months ended
	Feb 28, 2003	Feb 29, 2004	Feb 28, 2003	Feb 29, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.6%	76.3%	74.8%	75.9%

Gross profit	24.4%	23.7%	25.2%	24.1%
S,G & A and other expenses, net	19.4%	19.0%	18.9%	18.8%

Operating income	5.0%	4.7%	6.3%	5.3%
Interest expense, net	1.3%	2.2%	1.4%	1.7%

Income before tax and cumulative effect of a change in accounting principle	3.7%	2.5%	4.9%	3.6%
Provision for income taxes	1.2%	0.8%	1.6%	1.2%
Income before cumulative effect of a change in accounting principle	2.5%	1.7%	3.3%	2.4%

Effective tax rate	31.8%	32.1%	33.3%	32.9%

As has been previously discussed in press releases and in the Company’s Annual Report on Form 10-K for the period ended August 31, 2003 and it’s Quarterly Report on Form 10-Q for the period ended November 30, 2003, sales in the Company’s Optical Components segment were lower over the past 12 months, in part due to the manufacture of products by certain customers which Summa deemed to infringe on its intellectual property related to its Reflexor® brand prismatic reflector products.  During the quarter ended February 29, 2004, the Company settled it lawsuits with the two customers and has resumed manufacturing and selling reflectors to those customers.  While the Company expects an increase of sales in future quarters as a result, the sales will be at lower price levels and, as part of a previously announced strategy, the Company is offering lower priced substitute products and lowering its prices on certain patented products to discourage similar future competition.  While it is not possible to quantify the sales previously lost, nor to accurately predict the effects of lower prices in the future, the resolution of these lawsuits was considered by management to be a favorable and significant development.  Litigation expense related to this matter was approximately $260,000, incurred evenly over the last four quarters.

Sales for the second quarter ended February 29, 2004 decreased $1,017,000, or 4%, compared to the same period in the prior year, despite the inclusion of sales of $573,000 from recently acquired operations in the Irrigation Components Segment for one and a half months, primarily due to general economic conditions.  Same business sales in the second quarter were about 6% lower than in the second quarter of the prior fiscal year.  Sales decreased 11% in the Optical Components segment, primarily due to weakness in the commercial/industrial lighting sector, loss of some contract manufacturing work to competitors due to price, lower sales of certain patented products due to increased sales of products deemed by the Company to be infringing on its intellectual property, reduced prices on continuing business and the transfer of production to Asia by certain customers, partially offset by sales of new products; decreased 4% in the Electrical Components segment, primarily due to the loss of business from a major customer which transferred its operations to China and competitive price pressure; increased 27% in the Irrigation Components segment, primarily due to the inclusion of sales of recently acquired operations, recaptured market share from certain major customers and improved market conditions; and decreased 35% in the Miscellaneous Plastic Components segment, primarily due to the loss of a customer which is now procuring its molded products from China and the shift toward inter-segment sales.   The Company has adopted a plan to phase out the Miscellaneous Plastics Components segment, the assets and operations of which will be absorbed by the Irrigation Components segment.

Sales for the six months ended February 29, 2004 decreased $3,639,000, or 6%, compared to the same period in the prior year, primarily due to the general market conditions.  Same business unit sales in the period decreased 8%, compared to the first six months of fiscal 2003.  Sales decreased 14% in the Optical Components segment, primarily due to weakness in the commercial/industrial lighting sector, loss of some contract manufacturing work to competitors due to price, lower sales of certain patented products due to increased sales of products deemed by the Company to be infringing on its intellectual property, reduced prices on continuing business and the transfer of production to Asia by certain customers, partially offset by sales of new products; decreased 8% in the Electrical Components segment, primarily due to the loss of business from a major customer which transferred its operations to China and competitive price pressure; increased 23% in the Irrigation Components segment, primarily due to recaptured market share from certain major customers, the inclusion of sales of recently acquired operations and improved market conditions; and decreased 40% in the Miscellaneous Plastic Components segment, primarily due to the loss of a customer which is now procuring its molded products from China and the shift toward inter-segment sales.

Gross profit for the second quarter decreased $440,000, or 7%, from the comparable prior year period, primarily due to lower sales and inefficiencies related to a plant consolidation.  Gross margin decreased from 24.4% to 23.7% primarily due to the effects of lower sales volume, inefficiencies related to a plant consolidation and generally lower selling prices due to competitive price pressure.

Gross profit for the six months ended February 29, 2004 decreased $1,493,000, or 11%, from the comparable prior year period, primarily due to lower sales and inefficiencies related to a plant consolidation.  Gross margin decreased from 25.2% to 24.1%, primarily due to the effects of lower sales volume, inefficiencies related to a plant consolidation and generally lower selling prices due to competitive price pressure.

Operating expenses for the second quarter decreased $310,000, or 6%, from the comparable prior year period, despite the inclusion of operating expenses of newly acquired operations, primarily due to non-recurring facility consolidation expenses included in the second quarter of fiscal 2003, management cost reduction initiatives and lower variable selling expenses resulting from lower sales.  As a percent of sales, operating expenses decreased from 19.4% to 19.0%.

Operating expenses for the six months ended February 29, 2004 decreased $755,000, or 7%, from the comparable prior year period, despite the inclusion of operating expenses of newly acquired operations, primarily due to non-recurring facility consolidation expenses included in the prior year period, management cost reduction initiatives and lower variable selling expenses resulting from lower sales.  As a percent of sales, operating expenses decreased slightly from 18.9% to 18.8%.

Operating income for the second quarter was $1,251,000, which was $130,000, or 9%, lower than in the comparable prior year period.  By segment, operating income increased $35,000 in the Optical Components segment, due primarily to favorable product mix on lower sales; decreased $184,000 in the Material Handling Components segment, primarily due to inefficiencies related to a plant consolidation; decreased $59,000 to a loss of ($16,000) in the Electrical Components segment, primarily due to decreased sales and continuing pricing pressures; increased $127,000 in the Irrigation Components segment, primarily due to the effects of higher sales volume; and the operating loss was $41,000 less in the Miscellaneous Plastic Components segment, primarily due to cost reductions initiatives. Operating margin for the quarter decreased to 4.7% from 5.0% in the second quarter of fiscal 2003, due to the factors discussed above.

Operating income for the six months ended February 29, 2004 was $2,802,000, which was $738,000, or 21%, lower than in the comparable prior year period.  By segment, operating income decreased $528,000 in the Optical Components segment, due primarily to lower volumes and lower prices; decreased $535,000 in the Material Handling Components segment, primarily due to inefficiencies related to a plant consolidation; decreased $69,000 in  the Electrical Components segment primarily due to lower volume; increased $252,000 in the Irrigation Components segment, primarily due to the effects of higher sales volume; and the operating loss was $232,000 lower in the Miscellaneous Plastic Components segment, primarily due to cost reduction initiatives.  Operating margin decreased from 6.3% in the six months ended February 28, 2003 to 5.3% in the six months ended February 29, 2004, due to the factors discussed above.

Net interest expense for the second quarter ended February 29, 2004 increased $211,000 from the prior year second quarter, due to term loan break-up fees and the write-off of unamortized bank fees resulting in a non-recurring charge of $266,000, related to refinancing of bank debt, partially offset by decreased interest rates.  Net interest expense for the six months ended February 29, 2004 increased $111,000 from the comparable prior year period due to term loan break-up fees and the write-off of unamortized bank fees resulting in a non-recurring charge of $266,000, related to refinancing of bank debt, partially offset by decreased interest rates.

The Company’s backlog of unfilled orders, believed to be firm, was $9,058,000 at February 28, 2003, $7,892,000 at August 31, 2003 and $8,134,000 at February 29, 2004.  Because the time between entering an order and shipping the product and recording a sale is typically shorter than one month, backlog levels are not a reliable indicator of future sales volume.

Liquidity and Capital Resources

Working Capital.  The Company’s working capital was $17,873,000 at February 28, 2003; $16,251,000 at August 31, 2003 and $22,560,000 at February 29, 2004.  Working capital at February 29, 2004 was $6,309,000 greater than at August 31, 2003, primarily due to a seasonal increase in accounts receivable, the refinancing of a term loan which reduced the current portion of term debt, an increase in inventory in anticipation of increased sales, and a bulk purchase of inventory as part of the Fresno acquisition.  Working capital at February 29, 2004 was $4,687,000 greater than at February 28, 2003, primarily due to the refinancing of a term loan which reduced the current portion of term debt, an increase in inventory in anticipation of increased sales, and a bulk purchase of inventory as part of the Fresno acquisition.

Summary of the Company’s debt at February 29, 2004:

		Weighted Average		Fiscal Year Due
Description of Debt	Balance	Interest Rate	Additional Availability	2004	2005	2006	2007	2008 and thereafter
Revolving line of credit	$9,700,000	2.6%	$12,344,000	$—	$—	$—	$9,700,000	$—
Bank term loan	5,000,000	4.7%	—	463,000	926,000	971,000	1,019,000	1,621,000
Real estate and other loans	9,228,000	3.5%	—	757,000	911,000	3,808,000	3,411,000	341,000

Total debt	$23,928,000	3.4%	$12,344,000	$1,220,000	$1,837,000	$4,779,000	$14,130,000	$1,962,000

The interest rate on the bank term loan is fixed for five years.  Interest rates on the bank line of credit are subject to market fluctuation and are subject to reduction as the Company achieves certain financial milestones.  Interest rates on most of the real estate and other loans are subject to market fluctuation.

In June 2003, the Company announced a plan to repurchase up to $2,000,000 of its common stock with no time limit (the “2003 Buy Back”).  As of February 29, 2004, the status of the 2003 Buy Back was as follows:

	Shares repurchased	Average cost per share	Repurchase cost
Prior to December 2003	5,347	$7.15	$38,000
December 2003	1,000	$8.95	9,000
January 2004	—	—	—
February 2004	850	$9.47	8,000
Total	7,197	$7.44	$55,000

Remaining authorization for repurchase			$1,945,000

The cost per share includes commissions where applicable.  All share repurchases in the reported period were made pursuant to the 2003 Buy Back.

Sources and Uses of Funds.  Net cash provided by operating activities in the first six months of fiscal 2004 was $53,000, $3,377,000 less than in the first six months of fiscal 2003, primarily due to increases in accounts receivables and inventory and lower income before a non-cash charge for a cumulative effect of a change in accounting principle.  Net cash used in investing activities was $4,608,000 in the first six months of fiscal 2004, $2,289,000 more than in the first quarter of fiscal 2003, primarily due to a business acquisition.  Net cash of $4,322,000 was provided by financing activities in the quarter ended February 29, 2004, primarily from additional borrowing, versus $1,339,000 used in the comparable prior year period.

Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned investments and debt service for the next twelve months.  The Company has a strategy of growth by acquisition.  In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed.  The Company has 10,000,000 shares of common stock authorized, of which 4,378,030 shares were outstanding at February 29, 2004 and 5,000,000 shares of “blank check” preferred stock authorized, of which 5,000 shares were outstanding as mandatorily redeemable convertible preferred stock at February 29, 2004.  The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

Off-Balance Sheet Arrangements

The Company’s material off-balance sheet arrangements are as follows:

Future lease payments.  The Company leases offices and manufacturing facilities and certain equipment under non-cancelable operating leases.  Future payments under these leases at February 29, 2004 are approximately as follows:

Fiscal Year	Amount
2004	$845,000
2005	$1,202,000
2006	$932,000
2007	$502,000
2008	$451,000
2009 and thereafter	$421,000

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

Critical Accounting Policies and Estimates

The above discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions in applying certain critical accounting policies. Certain accounting estimates are particularly sensitive because of their significance to the Company’s consolidated financial statements and because of the possibility that future events affecting the estimates could differ markedly from current expectations. The Company believes that the following are some of the more critical judgment areas in the application of its accounting policies that affect the Company’s financial statements:

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

Accounting for Stock Options.  Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS 148, allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma income and pro forma earnings per share disclosures for stock-based awards as if the fair-value based method defined in SFAS 123 had been applied.  In accordance with APB Opinion No. 25, and related interpretations, compensation expense would generally be recorded for fixed option grants only if, on the date of the grant, the current price of the underlying stock exceeded the exercise price.  The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123.  Accordingly, no compensation expense has been recorded for the issuance of options to employees or non-employee directors.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company encounters lawsuits from time to time in the ordinary course of business and, at February 29, 2004, the Company and/or its affiliates were parties to several civil lawsuits. Summa does not expect that the resolution of these lawsuits will have a material adverse impact on future results of operations or financial position.   Certain lawsuits filed against the Company from time to time contain claims not covered by insurance, or seek damages in excess of policy limits, and such claims could be filed in the future.  The Company may file patent infringement and/or other types of lawsuits in the future which may result in materially increased costs and other adverse consequences.  Any costs and/or losses that Summa may suffer from such lawsuits, and the effect such litigation may have upon the reputation and marketability of Summa’s products, could have a material adverse impact on the future results of operations, financial condition and/or prospects of the Company.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on January 13, 2004, incumbent directors Michael L. Horst and William R. Zimmerman were re-elected to the Board of Directors of the Company to serve as one Class of the Board of Directors for a three year term and until their successors are elected and qualified.  Messr. Horst received 3,954,284 votes in his favor, with 78,670 votes withheld, and Messr. Zimmerman received 3,934,004 votes in his favor, with 98,950 votes withheld.  There were no broker non-votes.  Incumbent directors David McConaughy, James R. Swartwout, Josh T. Barnes, Jack L. Watts and Charles A. Tourville are members of two additional Classes of the Board of Directors, and their terms of office continued after the Annual Meeting.

Item 5.   Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

2.1    Asset Purchase Agreement dated January 15, 2004 between Central Valley Manufacturing, Inc., a newly-formed California corporation and wholly-owned subsidiary of the Company (“Buyer”), and R.M. Wade & Co., an Oregon corporation (“Seller”), relating to the purchase of certain assets of the micro irrigation division of Seller by Buyer

10.1   Credit Agreement dated February 20, 2004 between the Company and Wells Fargo Bank, National Association

31.1  Section 302 Certification

32.1  Section 906 Certification

(b)     Current Reports on Form 8-K

Form 8-K dated December 23, 2003 regarding the Company’s results of operations and financial condition for the fiscal first quarter ended November 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 7, 2004.

Summa Industries

/s/ James R. Swartwout	/s/ Trygve M. Thoresen
James R. Swartwout	Trygve M. Thoresen
President and Chief Financial Officer	Vice President and Secretary