Form 10-Q
period 2004-05-31
SUMMA INDUSTRIES/
filed 2004-07-08
CIK 62262

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒                                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

May 31, 2004

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

Yes ☐     No ☒

The number of shares of common stock outstanding as of June 25, 2004 was 3,965,687.

Summa Industries

Summa Industries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

ASSETS	May 31, 2003	August 31, 2003	May 31, 2004
Current assets:
Cash and cash equivalents	$52,000	$380,000	$680,000
Accounts receivable	17,222,000	15,729,000	19,895,000
Inventories	12,572,000	11,645,000	13,306,000
Prepaid expenses and other	2,825,000	2,710,000	3,098,000
Total current assets	32,671,000	30,464,000	36,979,000
Property, plant and equipment	55,199,000	55,731,000	60,859,000
Less accumulated depreciation	(28,552,000)	(29,619,000)	(32,385,000)
Net property, plant and equipment	26,647,000	26,112,000	28,474,000
Other assets	2,957,000	2,518,000	2,497,000
Goodwill and other intangibles, net	9,506,000	9,422,000	9,321,000
Total assets	$71,781,000	$68,516,000	$77,271,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,491,000	$5,302,000	$7,365,000
Accrued liabilities	5,680,000	5,015,000	5,769,000
Current maturities of long-term debt	4,133,000	3,896,000	1,957,000
Total current liabilities	16,304,000	14,213,000	15,091,000
Long-term debt, net of current maturities	18,284,000	16,219,000	30,337,000
Other long-term liabilities	2,635,000	2,601,000	2,577,000
Total long-term liabilities	20,919,000	18,820,000	32,914,000
Preferred stock, par value $.001, 5,000,000 shares
authorized; issued and outstanding: 5,000 at May 31,
2003 and August 31, 2003; none at May 31, 2004	5,919,000	6,103,000	—
Minority interest in subsidiary	—	—	205,000
Stockholders’ equity:
Common stock, par value $.001; 10,000,000 shares
authorized; issued and outstanding:
4,249,117 at May 31, 2003, 4,246,103 at August 31,
2003 and 3,934,702 at May 31, 2004	17,600,000	17,577,000	15,035,000
Retained earnings	11,039,000	11,803,000	14,026,000
Total stockholders’ equity	28,639,000	29,380,000	29,061,000
Total liabilities and stockholders’ equity	$71,781,000	$68,516,000	$77,271,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended May 31		Nine months ended May 31
	2003	2004	2003	2004
Net sales	$28,342,000	$33,160,000	$84,452,000	$85,631,000
Cost of sales	21,339,000	25,096,000	63,296,000	64,907,000
Gross profit	7,003,000	8,064,000	21,156,000	20,724,000
Selling, general, administrative and other expenses	5,481,000	5,609,000	16,094,000	15,467,000
Operating income	1,522,000	2,455,000	5,062,000	5,257,000
Interest expense	389,000	321,000	1,167,000	1,210,000
Income before income taxes and cumulative effect
of a change in accounting principle	1,133,000	2,134,000	3,895,000	4,047,000
Provision for income taxes	365,000	744,000	1,285,000	1,374,000
Income before cumulative effect of a change
in accounting principle	768,000	1,390,000	2,610,000	2,673,000
Cumulative effect of a change in accounting
principle, net of tax	—	—	(22,343,000)	—
Net income (loss)	$768,000	$1,390,000	$(19,733,000)	$2,673,000
Preferred stock accretion	$184,000	$81,000	$553,000	$450,000
Net income (loss) available to common
stockholders:
Before cumulative effect of a change
in accounting principle	$584,000	$1,309,000	$2,057,000	$2,223,000
After cumulative effect of a change
in accounting principle	$584,000	$1,309,000	$(20,286,000)	$2,223,000
Earnings per common share before cumulative
effect of a change in accounting principle:
Basic	$.14	$.31	$.47	$.52
Diluted	$.13	$.30	$.46	$.51
Earnings (loss) per common share after cumulative
effect of a change in accounting principle:
Basic	$.14	$.31	$(4.61)	$.52
Diluted	$.13	$.30	$(4.61)	$.51

See accompanying notes to condensed consolidated financial statements.

Summa Industries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the nine months ended May 31, 2004

(unaudited)

	Common	Common	Retained
	Shares	Stock	Earnings	Total
Balance at August 31, 2003	4,246,103	$17,577,000	$11,803,000	$29,380,000
Contribution to 401(k) plan	45,536	345,000	—	345,000
Exercise of stock options,
including tax benefit of $179,000	99,788	586,000	—	586,000
Repurchase of common stock	(456,725)	(3,668,000)	—	(3,668,000)
Net income	—	—	2,673,000	2,673,000
Preferred stock accretion	—	—	(450,000)	(450,000)
Benefit related to issuance of minority
interest	—	195,000	—	195,000
Balance at May 31, 2004	3,934,702	$15,035,000	$14,026,000	$29,061,000

See accompanying notes to condensed consolidated financial statements

Summa Industries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended May 31 2003	Nine months ended May 31 2004
Operating activities:
Net income (loss)	$(19,733,000)	$2,673,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,611,000	3,574,000
Amortization	182,000	181,000
Cumulative effect of a change in accounting principle, net of tax	22,343,000	—
(Gain) loss on disposition of property, plant and equipment	3,000	(7,000)
Net change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	372,000	(4,166,000)
Inventories	(259,000)	(796,000)
Prepaid expenses and other assets	322,000	(323,000)
Accounts payable	81,000	2,063,000
Accrued liabilities	97,000	953,000
Total adjustments	26,752,000	1,479,000
Net cash provided by operating activities	7,019,000	4,152,000
Investing activities:
Acquisition of business	—	(1,903,000)
Purchases of property and equipment	(3,462,000)	(4,510,000)
Proceeds from sale of property and equipment	21,000	17,000
Net cash (used in) investing activities	(3,441,000)	(6,396,000)
Financing activities:
Net proceeds from line of credit	1,387,000	9,818,000
Proceeds from issuance of long-term debt	—	5,561,000
Payments on long-term debt	(3,881,000)	(13,386,000)
Proceeds from the exercise of stock options	278,000	586,000
Purchase of common stock	(2,000,000)	(35,000)
Net cash provided by (used in) financing activities	(4,216,000)	2,544,000
Net increase (decrease) in cash and cash equivalents	(638,000)	300,000
Cash and cash equivalents, beginning of period	690,000	380,000
Cash and cash equivalents, end of period	$52,000	$680,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2004

1.                                      Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Summa Industries (the “Company”) have been condensed in certain respects and should, therefor, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2003. Certain prior year amounts have been reclassified in the accompanying financial statements to conform with current year presentations.  In the opinion of the Company, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments.  The results of operations for the three months and nine months ended May 31, 2004 are not necessarily indicative of the results to be expected for the full year ending August 31, 2004.

Recent accounting pronouncements

The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), as of September 1, 2003.  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  In November 2003, FASB issued FASB Staff Position No. 150-3 which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period.  The Company adopted the provisions of SFAS 150 and such adoption did not have an impact on the Company’s financial position, results of operations or cash flow.

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have an impact on its consolidated financial statements since it currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPE s in the first year or interim period beginning after December 15, 2003. The Company’s adoption of the provisions of FIN 46R did not have an impact on the Company’s financial position or results of operations.

2.                                      Inventories

                Inventories were as follows:

	May 31, 2003	August 31, 2003	May 31, 2004
Finished goods	$4,944,000	$4,266,000	$5,613,000
Work in process	386,000	515,000	587,000
Materials and parts	7,242,000	6,864,000	7,106,000
	$12,572,000	$11,645,000	$13,306,000

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

4.             Earnings per share

Basic earnings per share (“EPS”) was computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. The Company had 5,000 shares of redeemable convertible preferred stock outstanding until its repurchase on May 3, 2004, which provided for an accretion in its redemption price.  This accretion reduced the net income available to common stockholders used in the EPS calculation prior to that date.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted EPS, before cumulative effect of a change in accounting principle, was calculated using the “treasury stock” method as if dilutive options had been exercised and the funds were used to purchase common shares at the average market price during the period.  Options to purchase 745,000 common shares as of May 31, 2003 and 518,000 common shares as of May 31, 2004 were excluded from the calculation of equivalent shares, as they would have been anti-dilutive.  The 5,000 shares of previously outstanding preferred stock, convertible into 625,000 shares of common stock, were excluded from the calculation of equivalent shares for the three month and nine month periods ended May 31, 2003, as they would have been anti-dilutive.  Diluted EPS after cumulative effect of a change in accounting principle, for the nine month period ended May 31, 2003, excludes common stock equivalents, as they would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for “income available to common stockholders” and other disclosures required by FASB Statement of Accounting Standards No. 128, “Earnings per Share”:

	Three months ended May 31		Nine months ended May 31
	2003	2004	2003	2004
Numerators:

Before cumulative effect of a change in accounting principle:
Income	$768,000	$1,390,000	$2,610,000	$2,673,000
Preferred stock accretion	(184,000)	(81,000)	(553,000)	(450,000)
Income available to common stockholders	$584,000	$1,309,000	$2,057,000	$2,223,000

After cumulative effect of a change in accounting principle:
Net income (loss)	$768,000	$1,390,000	$(19,733,000)	$2,673,000
Preferred stock accretion	(184,000)	(81,000)	(553,000)	(450,000)
Income (loss) available to common stockholders	$584,000	$1,309,000	$(20,286,000)	$2,223,000

Denominators:

Weighted average shares outstanding —basic	4,304,000	4,234,000	4,397,000	4,297,000
Impact of common shares assumed to be issued under stock option plans	75,000	76,000	98,000	75,000
Weighted average shares outstanding — diluted	4,379,000	4,310,000	4,495,000	4,372,000

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

	Three months ended May 31		Nine months ended May 31
	2003	2004	2003	2004
Before cumulative effect of a change in accounting principle:
Income available to stockholders	$584,000	$1,309,000	$2,057,000	$2,223,000
Pro forma impact of expensing stock options	20,000	(57,000)	(46,000)	(78,000)
Pro forma income available to common stockholders	$604,000	$1,252,000	$2,011,000	$2,145,000

Earnings per share:
As reported:
Basic	$.14	$.31	$.47	$.52
Diluted	$.13	$.30	$.46	$.51

Pro forma:
Basic	$.14	$.30	$.46	$.50
Diluted	$.14	$.29	$.45	$.49

6.             Supplemental cash flow information

	Nine months ended May 31
	2003	2004

Cash paid during the period:
Interest	$1,100,000	$1,254,000
Income taxes	$1,812,000	$820,000

Non-cash financing activity:
Common stock issued to 401(k) Plan	$429,000	$345,000
Minority interest in subsidiary given as partial consideration for land and building	—	205,000
Issuance of subordinated debt for retirement of:
Preferred stock	—	$6,553,000
Common stock	—	$3,633,000

7.   Subordinated debt

On May 3, 2004, the Company repurchased and retired all of its outstanding Preferred Stock, at its stated value, and 452,856 shares of common stock, at an 8% discount from the stock price on the day of redemption, by issuance of new, unsecured, subordinated debt of $10,186,000 bearing interest at an initial rate of 12%. The first principal payment on the subordinated debt was due in December of 2004. On May 4, 2004, the Company paid $6,191,000 of the subordinated debt using its bank line of credit and thereby reduced the interest rate on the subordinated debt to 8.0%.  Prior to May 31, 2004, the Company paid an additional $1,000,000 of the subordinated debt further reducing the interest rate to 7.5%. The interest rate is reduced by one half of one percent for each one million dollars in principal payments. Subsequent quarterly principal payments of $500,000 are due beginning September 5, 2005 and the final payment is due September 5, 2006.

8.   Minority interest

In connection with a recent plant acquisition, the Company sold approximately 5% of the stock of a subsidiary to the former owner of the plant.  The excess of the purchase price over the stock’s net book value has been recorded as a gain directly in the statement of stockholders’ equity due to the uncertainty of its realization.  Under the terms of the stock sale agreement, the purchaser has the right to acquire additional shares or put the shares back to the Company at a price based upon a prescribed formula.

9.   Segment information

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

Financial information by reportable business segment is reported in the following tables:

	Three months ended May 31		Nine months ended May 31
	2003	2004	2003	2004
External sales
Optical components	$13,949,000	$14,694,000	$44,361,000	$41,000,000
Material handling components	5,999,000	7,120,000	18,473,000	19,524,000
Electrical components	3,121,000	3,341,000	9,368,000	9,061,000
Irrigation components	4,667,000	7,916,000	10,775,000	15,432,000
Miscellaneous plastic components	606,000	89,000	1,475,000	614,000
Other	—	—	—	—
Consolidated	$28,342,000	$33,160,000	$84,452,000	$85,631,000

Inter-segment sales
Optical components	$—	$935,000	$—	$2,059,000
Material handling components	—	—	—	—
Electrical components	—	—	—	—
Irrigation components	—	—	—	—
Miscellaneous plastic components	1,045,000	233,000	2,570,000	1,482,000
Other	(1,045,000)	(1,168,000)	(2,570,000)	(3,541,000)
Consolidated	$—	$—	$—	$—

Total sales
Optical components	$13,949,000	$15,629,000	$44,361,000	$43,059,000
Material handling components	5,999,000	7,120,000	18,473,000	19,524,000
Electrical components	3,121,000	3,341,000	9,368,000	9,061,000
Irrigation components	4,667,000	7,916,000	10,775,000	15,432,000
Miscellaneous plastic components	1,651,000	322,000	4,045,000	2,096,000
Other	(1,045,000)	(1,168,000)	(2,570,000)	(3,541,000)
Consolidated	$28,342,000	$33,160,000	$84,452,000	$85,631,000

Operating income (loss)
Optical components	$1,686,000	$2,382,000	$5,484,000	$5,652,000
Material handling components	1,000	398,000	1,047,000	909,000
Electrical components	124,000	(29,000)	317,000	95,000
Irrigation components	587,000	665,000	669,000	999,000
Miscellaneous plastic components	(434,000)	(271,000)	(1,220,000)	(825,000)
Other	(442,000)	(690,000)	(1,235,000)	(1,573,000)
Consolidated	$1,522,000	$2,455,000	$5,062,000	$5,257,000

	May 31 2003	August 31 2003	May 31 2004
Assets
Optical components	$29,427,000	$28,228,000	$29,472,000
Material handling components	16,447,000	18,335,000	18,447,000
Electrical components	7,480,000	6,999,000	9,655,000
Irrigation components	8,772,000	7,556,000	13,995,000
Miscellaneous plastic components	3,691,000	2,941,000	45,000
Other	5,964,000	4,457,000	5,657,000
Consolidated	$71,781,000	$68,516,000	$77,271,000

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

Results of Operations

As announced in a press release on May 4, 2004 and reported in a Current Report on Form 8-K dated May 6, 2004, the Company repurchased all of its outstanding preferred stock, at its stated value, and 452,856 shares of its common stock, at an 8% discount from the stock price on the redemption date, in a private transaction.  Consideration for the repurchased stock was in the form of subordinated debt, a substantial portion of which was promptly prepaid using funds from the Company’s line of credit.  This transaction will have a favorable impact on earnings per share for several reasons.  The preferred stock accretion charge, which was $185,000 per quarter prior to the repurchase, has been eliminated.  The number of outstanding common shares has been reduced by approximately 10%.  The offsetting after-tax cost of the debt at May 31, 2004 is approximately $85,000, per quarter.  Management views this transaction as a favorable development.

The following table sets forth certain information, derived from Summa’s unaudited condensed consolidated statements of operations, as a percent of sales for the three month and nine month periods ended May 31, 2003 and 2004, and the Company’s effective income tax rate during those periods:

	Three months ended May 31		Nine months ended May 31
	2003	2004	2003	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.3%	75.7%	74.9%	75.8%
Gross profit	24.7%	24.3%	25.1%	24.2%
S,G & A and other expenses, net	19.3%	16.9%	19.1%	18.1%
Operating income	5.4%	7.4%	6.0%	6.1%
Interest expense, net	1.4%	1.0%	1.4%	1.4%
Income before tax and cumulative effect of a change in accounting principle	4.0%	6.4%	4.6%	4.7%
Provision for income taxes	1.3%	2.2%	1.5%	1.6%
Income before cumulative effect of a change in accounting principle	2.7%	4.2%	3.1%	3.1%

Effective tax rate	32.2%	34.9%	33.0%	34.0%

Quarter ended May 31, 2004 compared to the quarter ended May 31, 2003

Sales for the third quarter ended May 31, 2004 increased $4,818,000, or 17%, primarily due to the contribution of sales of approximately $2 million  from recently acquired operations in the Irrigation Components segment, an apparent broad strengthening of the general economy and price increases on selected products and services, partially offset by generally lower selling prices due to competition.  Same business sales in the third quarter were about 10% higher than in the third quarter of the prior fiscal year.  Sales increased 5% in the Optical Components segment, primarily due to strengthening in the commercial/industrial lighting sector and the recovery of business as a result of the favorable settlement of patent litigation, partially offset by the loss of some contract manufacturing work to competitors due to price; increased 19% in the Material Handling Components segment, primarily due to sales being lower in the prior year when a plant relocation disrupted business, the success of new products and increased purchases prior to the effective date of announced price increases; increased 7% in the Electrical Components segment, despite the loss of business from a major customer which transferred its operations to China, due to increased purchases from a wide cross-section of customers; increased 70% in the Irrigation Components segment, primarily due to the inclusion of sales of approximately $2 million from recently acquired operations, recaptured market share from certain major customers and improved market conditions; and decreased 85% in the Miscellaneous Plastic Components segment.   As of May 31, 2004, the sales of the Miscellaneous Plastic Components segment were consolidated with those of the Irrigation Components segment, and will not be separately reported in the future.  The Company has substantially completed a plan to phase out the Miscellaneous Plastics Components segment, the assets and operations of which have been transferred to the Irrigation Components segment.

Gross profit for the third quarter increased $1,061,000, or 15%, from the comparable prior year period, primarily due to higher sales.  Gross margin decreased from 24.7% to 24.3%, primarily due to costs related to winding down Miscellaneous Plastic Components operations, unfavorable business mix and generally lower selling prices due to competitive price pressure.

Operating expenses for the third quarter increased $128,000, or 2%, from the comparable prior year period, due to higher variable selling expenses related to higher sales and the inclusion of operating expenses of newly acquired operations, substantially offset by non-recurring facility consolidation expenses included in the third quarter of fiscal 2003 and management cost reduction initiatives.  As a percent of sales, operating expenses decreased from 19.3% to 16.9%, due to the significant increase in sales.

Operating income for the third quarter was $2,455,000, which was $933,000, or 61%, higher than in the comparable prior year period.  By segment, operating income increased $696,000 in the Optical Components segment, due primarily to higher sales; increased $397,000 in the Material Handling Components segment, primarily due to inefficiencies related to a plant consolidation in the prior year third quarter; decreased $153,000 in the Electrical Components segment, primarily due to expenses related to costs of a new facility expansion and relocation; increased $78,000 in the Irrigation Components segment, primarily due to the effects of higher sales volume partially offset by lower margins; and the operating loss was $163,000 less in the Miscellaneous Plastic Components segment, primarily due to the wind down of operations. Operating margin for the quarter increased from 5.4% in the third quarter of fiscal 2003 to 7.4%, due to the factors discussed above.

Net interest expense for the third quarter ended May 31, 2004 decreased $68,000 from the prior year third quarter, due to lower interest rates on lower average debt levels.  Debt was significantly increased near the end of the quarter as a result of the $10.2 million repurchase of preferred and common shares discussed above and interest expense is expected to be approximately $300,000 for the fourth quarter which ends August 31, 2004.

Nine months ended May 31, 2004 compared to nine months ended May 31, 2003

Sales for the nine months ended May 31, 2004 increased $1,179,000, or 1%, compared to the same period in the prior year, primarily due to the inclusion of sales of approximately $2.5 million from recently acquired operations, partially offset by weak market conditions in the first and second quarters.  Same business unit sales in the period decreased approximately 1%, compared to the first nine months of fiscal 2003.  Sales decreased 8% in the Optical Components segment, primarily due to weakness in the commercial/industrial lighting sector, loss of some contract manufacturing work to competitors due to price, lower sales of certain patented products due to increased sales of products deemed by the Company to be infringing on its intellectual property, reduced prices on continuing business and the transfer of production to Asia by certain customers, partially offset by sales of new products; increased  6% in the Material Handling Components segment, primarily due to strong export sales and sales of new products, partially offset by increased competition in traditional domestic markets; decreased 3% in the Electrical Components segment, primarily due to the loss of business from a major customer which transferred its operations to China and competitive price pressure; increased 43% in the Irrigation Components segment, primarily due to the inclusion of sales of recently acquired operations, recaptured market share from certain major customers, and improved market conditions; and decreased 58% in the Miscellaneous Plastic Components segment.  As of May 31, 2004, the sales of the Miscellaneous Plastic Components segment were consolidated with those of the Irrigation Components segment, and will not be separately reported in the future.  The Company has substantially completed a plan to phase out the Miscellaneous Plastics Components segment, the assets and operations of which have been transferred to the Irrigation Components segment.

Gross profit for the nine months ended May 31, 2004 decreased $432,000, or 2%, from the comparable prior year period, primarily due to unfavorable business mix and generally lower selling prices due to competition.  Gross margin decreased from 25.1% to 24.2%, primarily due to inefficiencies related to a plant consolidation, generally lower selling prices due to competitive price pressure and costs related to winding down Miscellaneous Plastic Components operations.

Operating expenses for the nine months ended May 31, 2004 decreased $627,000, or 4%, from the comparable prior year period, despite the inclusion of operating expenses of newly acquired operations, primarily due to non-recurring facility consolidation expenses included in the prior year period and management cost reduction initiatives.  As a percent of sales, operating expenses decreased from 19.1% to 18.1%.

Operating income for the nine months ended May 31, 2004 was $5,257,000, which was $195,000, or 4%, higher than in the comparable prior year period.  By segment, operating income increased $168,000 in the Optical Components segment, due primarily to favorable sales mix and improved operating efficiencies, partially offset by lower volumes and lower prices on selected products; decreased $138,000 in the Material Handling Components segment, primarily due to inefficiencies related to a plant consolidation; decreased $222,000 in  the Electrical Components segment, primarily due to expenses related to startup of a new facility and lower volume; increased $330,000 in the Irrigation Components segment, primarily due to the effects of higher sales volume; and the operating loss was $395,000 lower in the Miscellaneous Plastic Components segment, primarily due to the windup of the operation.  Operating margin increased from 6.0% in the nine months ended May 31, 2003 to 6.1% in the nine months ended May 31, 2004, due to the factors discussed above.

Net interest expense for the nine months ended May 31, 2004 increased $43,000 from the comparable prior year period due to term loan break-up fees and the write-off of unamortized bank fees resulting in a non-recurring charge of $266,000, related to refinancing of bank debt, substantially offset by lower interest rates.

The Company’s backlog of unfilled orders, believed to be firm, was $7,808,000 at May 31, 2003, $7,892,000 at August 31, 2003 and $8,039,000 at May 31, 2004.  Because the time between entering an order and shipping the product and recording a sale is typically shorter than one month, backlog levels are not a reliable indicator of future sales volume.

Liquidity and Capital Resources

Working Capital.  The Company’s working capital was $16,367,000 at May 31, 2003; $16,251,000 at August 31, 2003 and $21,888,000 at May 31, 2004.  Working capital at May 31, 2004 was $5,637,000 greater than at August 31, 2003, primarily due to a seasonal increase in accounts receivable, the refinancing of a term loan which reduced the current portion of term debt, an increase in inventory in anticipation of increased sales, and a bulk purchase of inventory as part of an asset acquisition in the Irrigation Components segment.  Working capital at May 31, 2004 was $5,521,000 greater than at May 31, 2003, primarily due to higher accounts receivable, the refinancing of a term loan which reduced the current portion of term debt, an increase in inventory in anticipation of increased sales, and a bulk purchase of inventory as part of an asset acquisition, partially offset by an increase in accounts payable.

Summary of the Company’s debt at May 31, 2004:

Description of Debt	Balance	Weighted Average Interest Rate	Additional Availability	Fiscal Year Due

				2004	2005	2006	2007	2008
Revolving line of credit	$14,575,000	2.80%	$4,751,000	$—	$—	$—	$14,575,000	$—
Bank term loan	4,762,000	4.70%	—	225,000	926,000	971,000	1,019,000	1,621,000
Real estate and other loans	9,962,000	3.80%	3,438,000	269,000	1,047,000	3,951,000	3,558,000	1,137,000
Subordinated debt	2,995,000	7.50%	—	—	—	2,000,000	995,000	—
Total debt	$32,294,000	3.80%	$8,189,000	$494,000	$1,973,000	$6,922,000	$20,147,000	$2,758,000

The interest rate on the bank term loan is fixed for five years.  Interest rates on the bank line of credit are subject to market fluctuation and are subject to reduction as the Company achieves certain financial milestones.  Interest rates on most of the real estate and other loans are subject to market fluctuation.  The interest rate on the subordinated debt is scheduled to decrease as the outstanding balance is reduced.

In June 2003, the Company announced a plan to repurchase up to $2,000,000 of its common stock with no time limit (the “2003 Buy Back”).  As of May 31, 2004, the status of the 2003 Buy Back was as follows:

	Shares	Average	Repurchase
	repurchased	cost per share	cost
Prior to March 2004	7,197	$7.44	$55,000
March 2004	500	$9.29	5,000
April 2004	1,000	$8.82	9,000
May 2004	472	$9.04	4,000
Total	9,169	$7.96	$73,000

                                The cost per share includes commissions where applicable.

In May 2004, the Company repurchased all of its outstanding preferred stock for its book value of $6,553,000, and 452,856 shares of its common stock for $3,633,000, or $8.02 per share, in a private transaction (the “Block Repurchase”).  The Company paid for the Block Repurchase with $10,186,000 of subordinated debt.  Subsequently, a substantial portion of the subordinated debt was prepaid using the Company’s line of credit.  In conjunction with the Block Repurchase, the 2003 Buy Back was cancelled.

Sources and Uses of Funds.  Net cash provided by operating activities in the first nine months of fiscal 2004 was $4,152,000, $2,867,000 less than in the first nine months of fiscal 2003, primarily due to increases in accounts receivables and inventory partially offset by increases in accounts payable and accrued liabilities.  Net cash used in investing activities was $6,396,000 in the first nine months of fiscal 2004, $2,995,000 more than in the first nine months of fiscal 2003, primarily due to a business acquisition and increased purchases of property and equipment.  Net cash of $2,544,000 was used in financing activities in the nine months ended May 31, 2004, primarily from additional borrowing, versus $4,216,000 used in the comparable prior year period for debt paydown and stock repurchase.

Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned investments and debt service for the next twelve months.  The Company has a strategy of growth by acquisition.  In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed.  The Company has 10,000,000 shares of common stock authorized, of which 3,934,702 shares were outstanding at May 31, 2004 and 5,000,000 shares of “blank check” preferred stock authorized, of which none was outstanding at May 31, 2004.  The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

Off-Balance Sheet Arrangements

The Company’s material off-balance sheet arrangements are as follows:

Future lease payments.  The Company leases offices and manufacturing facilities and certain equipment under non-cancelable operating leases.  Future payments under these leases at May 31, 2004 are approximately as follows:

Fiscal Year	Amount
2004	$747,000
2005	$1,213,000
2006	$993,000
2007	$723,000
2008	$670,000
2009 and thereafter	$494,000

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company encounters lawsuits from time to time in the ordinary course of business and, at May 31, 2004, the Company and/or its affiliates were parties to several civil lawsuits. Summa does not expect that the resolution of these lawsuits will have a material adverse impact on future results of operations or financial position.   Certain lawsuits filed against the Company from time to time contain claims not covered by insurance, or seek damages in excess of policy limits, and such claims could be filed in the future.  The Company may file patent infringement and/or other types of lawsuits in the future which may result in materially increased costs and other adverse consequences.  Any costs and/or losses that Summa may suffer from such lawsuits, and the effect such litigation may have upon the reputation and marketability of Summa’s products, could have a material adverse impact on the future results of operations, financial condition and/or prospects of the Company.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In June 2003, the Company announced a plan to repurchase up to $2,000,000 of its common stock with no time limit (the “2003 Buy Back”).  As of May 31, 2004, the status of the 2003 Buy Back was as follows:

	Shares	Average	Repurchase
	repurchased	cost per share	cost
Prior to March 2004	7,197	$7.44	$55,000
March 2004	500	$9.29	5,000
April 2004	1,000	$8.82	9,000
May 2004	472	$9.04	4,000
Total	9,169	$7.96	$73,000

                                The cost per share includes commissions where applicable.

In May 2004, the Company repurchased all of its outstanding preferred stock for its book value of $6,553,000, and 452,856 shares of its common stock for $3,633,000, or $8.02 per share, in a private transaction (the “Block Repurchase”).  The Company paid for the Block Repurchase with $10,185,000 of subordinated debt.  Subsequently, a substantial portion of the subordinated debt was prepaid using the Company’s line of credit.  In conjunction with the Block Repurchase, the 2003 Buy Back was cancelled.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

3.1	Certificate of Amendment of Certificate of Designations for Series A Preferred Stock*
10.1	Preferred Stock and Common Stock Repurchase Agreement*
31.1	Section 302 Certification
32.1	Section 906 Certification

____________

*Incorporated by reference from the Company’s Current Report on Form 8-K dated May 6, 2004

(b)           Current Reports on Form 8-K

Form 8-K dated March 23, 2004 regarding the Company’s results of operations and financial condition for the second fiscal quarter ended February 29, 2004

                Form 8-K dated May 6, 2004 regarding the Company’s repurchase of its preferred stock and common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 8, 2004.

Summa Industries

/s/ James R. Swartwout	/s/ Trygve M. Thoresen
James R. Swartwout	Trygve M. Thoresen
President and Chief Financial Officer	Vice President and Secretary