Form 10-K
period 2004-08-31
SUMMA INDUSTRIES/
filed 2004-11-15
CIK 62262

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended

August 31, 2004

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

Common Stock, $.001 par value

(Title of class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

The aggregate market value of registrant’s Common Stock held by non-affiliates, computed by reference to the closing price of a share of the Common Stock on The Nasdaq National Market on the last business day of registrant’s most recently completed second quarter, was $33,783,000.  The number of shares of registrant’s Common Stock outstanding as of October 29, 2004 was 3,974,187.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on January 24, 2005 to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III hereof.

PART I

ITEM 1.                             BUSINESS.

General

Summa Industries (“Summa” or the “Company”) was incorporated as Southern California Plastics Co. in the State of California in 1942 and subsequently reincorporated in the State of Delaware in 1998. Since 1946, Summa has been a publicly-owned corporation whose Common Stock is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is currently traded on The Nasdaq National Market under the symbol “SUMX”. Growth has been achieved by acquisition, development of new products and expansion of the Company’s sales organization.  Through its four reportable segments described below, Summa designs and manufactures injection-molded and formed plastic optical components for original equipment manufacturer (“OEM”) customers in the lighting industry; molded plastic modular conveyor belt and chain for the food processing industry; plastic fittings, valves, filters and tubing for the agricultural irrigation industry; molded plastic coil forms (“bobbins”) for use in transformers, motors, relays and switches; and other molded and extruded plastic components for diverse industries.

The Company has a long-standing Ethics Policy.  In addition, the Company recently adopted a Code of Conduct which applies to all of the Company’s employees and non-employee directors, other than Article III (Financial Management) thereof, which applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions for the Company, and persons performing similar functions at each subsidiary of the Company.  The Ethics Policy and the Code of Conduct are posted on the Company’s website, and the Company intends to post information regarding any amendment to or waiver of the Code of Conduct on its website within five business days of the date of any such amendment or waiver.

The principal executive offices of the Company are located at 21250 Hawthorne Boulevard, Suite 500, Torrance, California 90503; its telephone number is (310) 792-7024; its facsimile number is (310) 792-7079; and its website is www.summaindustries.com.

Strategy

Summa has a strategy of growth through acquisitions of profitable manufacturing companies with proprietary products or protected market niches, with the intent of expanding its operations by acquiring additional product offerings, enhancing gross profit margins, increasing combined sales so that general and administrative costs would constitute a smaller percentage of total revenues, enhancing overall profitability, and increasing the market value of Summa’s Common Stock to provide liquidity and value for its stockholders.  In 1995, the Company refined the strategy to focus on manufacturers of plastic components for industrial and commercial markets.  In general, Summa’s corporate staff does not manage operations of acquired subsidiaries on an ongoing basis, but provides planning, financial and legal oversight, and financing; conducts the acquisition program and business development activities; and manages the investor relations, risk management and employee benefit programs.

History of Acquisitions

KVP Falcon Plastic Belting, Inc.  In July 1993, Summa acquired all of the outstanding capital stock of KVP Systems, Inc., a California corporation (“KVP”).  KVP was renamed KVP Falcon Plastic Belting, Inc. in May 1998, after the acquisition of Falcon Belting, Inc., which is described below.  KVP designs, manufactures and markets injection-molded plastic conveyor belting for the food processing industry. Belts which can operate on a curve were pioneered by KVP.

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

Falcon Belting, Inc.  In May 1998, Summa acquired all of the outstanding capital stock of Falcon Belting, Inc., an Oklahoma corporation (“Falcon”), which manufactured modular plastic conveyor belting used in food processing industries.

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

Broadview Injection Molding, Inc.  In September 1999, Summa acquired substantially all of the assets of Broadview Injection Molding Co., Inc. (“Broadview”), which manufactured molded plastic coil forms (“bobbins”) for use in transformers, motors, relays and switches.

Yarbrough-Timco.   In May 2000, Summa acquired substantially all of the assets of Yarbrough-Timco (“Yarbrough”), which was a distributor and manufacturer of molded plastic coil forms (“bobbins”) for use in transformers, motors, relays and switches.

Plastic Specialties, Inc.  In October 2000, Summa acquired all of the outstanding capital stock of Plastic Specialties, Inc. (“PSI”), which manufactures formed and extruded plastic components for lighting fixtures.

Ram Belts & Chains.  In December 2000, Summa acquired substantially all of the assets of the Ram Belts & Chains division (“Ram”) of Rainbow Industrial Products Corp., which manufactured injection molded plastic chain and conveyor belting for the food processing and beverage industries.

Genesta.  In January 2002, Summa acquired substantially all of the assets of the Genesta Manufacturing division (“Genesta”) of Pavaco Plastics, Inc.  Genesta manufactures extruded sheet and profiles and thermoformed components for the lighting and other industries.

Pepco.  In January 2004, Summa acquired certain assets from R.M. Wade & Company, including the product brand “Pepco” and product lines sold to commercial and agricultural irrigation markets.  The primary reasons for the acquisition were the brand value in the commercial market, the strategic location in the agricultural market and prospective economies of scale.

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

Segments and Products

The Company manufactures diverse plastic products in four reportable segments as follows:

Optical Components.  In its Optical Components segment, Summa designs and manufactures plastic prismatic lenses, reflectors and diffusers and other plastic products, which are used in commercial and industrial lighting fixtures, and in display, signage, architectural and other applications.  Products, many of which are patented, are injection-molded using specially compounded lighting grade polycarbonate or acrylic, extruded from similar materials, or thermoformed from sheet extruded by the Optical Components segment.

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

Formerly, the Company also operated in a Miscellaneous Plastic Components segment which was integrated with the Irrigation Components segment in the fourth quarter of fiscal 2004.

The following table sets forth external sales by segment as a percent of total Company sales:

	2002	2003	2004
Optical Components	52%	52%	48%
Material Handling Components	22%	23%	23%
Irrigation Components	15%	15%	19%
Electrical Components	11%	11%	10%

For financial information by reportable segment, including revenue, profit or loss and total asset information, see Note 20 in the “Notes to Consolidated Financial Statements” of the Company in this Annual Report on Form 10-K.

Research and Development

Summa invests in the development of new products and manufacturing processes.  Only direct costs associated with new tooling for products are capitalized.  All other costs, including salaries and wages of employees involved in research and development, are expensed as incurred.

Production

Injection Molding.  Summa’s principal manufacturing operation is injection molding of plastic parts.  Some products are molded by third-party vendors.  Injection molds and tools are made by Summa and outside vendors.  Products are made on modern molding machines, which range from 40 to 1500 tons clamping force, using a wide variety of plastic resins.

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

In addition to injection molding, thermoforming and extrusion, Summa performs additional production operations including laser cutting, machining and welding of plastic parts, vacuum deposition, coating, assembly and testing. Summa operates on a just-in-time basis with many of its customers, and inventories are managed to minimal levels. Three of Summa’s manufacturing plants are ISO registered.

Marketing and Distribution

Summa manufactures plastic products and components which are generally sold to original equipment manufacturers (“OEM’s”) who incorporate Summa’s components in their products, and to businesses which incorporate the Company’s products in systems assembled for their own use or for their customers’ use.  The Company generally considers its customers to be OEM’s, distributors and, to a limited extent, end users.  Most sales are made directly by employees of the Company, although Summa utilizes several independent manufacturers’ representatives.  Sales in the Optical Components and Electrical Components segments are almost exclusively to OEM’s, while sales in the Material Handling Components and Irrigation Components segments are primarily to distributors.  The Company delivers its products principally by truck through the use of independent freight carriers and, to a lesser extent, by air and sea transport.

Summa’s largest three customers, all of whom are customers of the Optical Components segment, accounted for 10%, 5% and 3% of sales in fiscal 2004.  Summa’s largest customer in fiscal 2004 was Acuity Brands, Inc.  The Company has several thousand active accounts including Fortune 1,000 and large privately held businesses.

Raw Materials

Summa’s principal raw material is pelletized plastic resin which is delivered in bulk, or in large boxes, typically weighing 1,000 pounds (“Gaylords”).  The Company is a large user of resin and does not rely on any single vendor for more than 15% of its raw material. Every material used is available from several vendors.  Primary resins used include polycarbonate, acrylic, polyethylene, polyvinylchloride, polypropylene, acetal and nylon.  Principal vendors include AtoFina, Bayer, Cyro, Dow, Dupont, GE Plastics and Lucite, among others.  The resins used by the Company are crude oil or natural gas derivatives and may be affected to some extent by the supply, demand and price trends in the petroleum and natural gas industries.

Backlog and Seasonality

On August 31, 2004, Summa had a backlog of orders, believed to be firm, in the amount of $7,696,000, compared to a backlog of $7,892,000 on August 31, 2003.  The open order backlog is comprised of orders for components and tooling.  Because the time between entering an order, shipping the product and recording a sale is typically shorter than one month, backlog levels are not a reliable indicator of future sales volume.

Summa’s sales exhibit modest seasonality, except in its Irrigation Components segment which sells to the extremely seasonal agricultural market.  Excluding the effects of economic cycles, growth and acquisitions, the Company expects sales, as a percentage of fiscal year’s sales, to occur approximately as follows:

Quarter	Percent of Sales
1st quarter	23%
2nd quarter	24%
3rd quarter	27%
4th quarter	26%
100%

Because a portion of overhead and sales and administrative expense is fixed and, therefor, does not vary with sales volume, operating profit may vary from quarter to quarter with more volatility than sales volume.

Competitive Conditions

The markets for the products currently manufactured and sold by Summa are characterized by extensive competition.  Numerous companies currently offer competing products nationally and internationally, and in certain geographic areas the Company has competition from local manufacturers.  It can be expected that other companies will introduce additional competing products in the future.  Many existing and potential competitors have greater financial, marketing and research resources than Summa.  Several of Summa’s segments include one or more dominant competitors, such as Intralox and Rexnord in the Material Handling Components segment, Cosmo in the Electrical Components segment, and Toro and Netafim in the Irrigation Components segment.  In addition, some of Summa’s largest customers have the resources to manufacture products comparable to those currently purchased from Summa, and some of Summa’s customers also compete with the Company in certain areas.

Summa believes that its trade names and reputation are significant to its competitive position.  In addition, Summa believes that price is a significant element of competition.  However, factors such as engineering, performance, availability and reliability are considered in the purchasing process.  The performance of Summa in the future will depend on its ability to develop and market new products that will gain customer acceptance and loyalty, as well as its ability to adapt its product offerings and control its costs to meet changing pricing considerations and other market factors.  The Company’s operating performance would be adversely affected if it were to incur delays in developing new products or if such products did not gain market acceptance.  There can be no assurance that existing or future products will be sufficiently successful to enable Summa to effectively compete in its markets or, should new product offerings meet with significant customer acceptance, that one or more current or future competitors will not introduce products that render the Company’s products noncompetitive.

Patents, Trademarks and Licenses

The Company owns and licenses domestic and foreign patents, which expire on dates ranging to 2021.  In addition, several patent applications are currently in process.  The extent to which patents provide a commercial advantage or inhibit the development of competing products varies widely.  The expiration of certain economically significant patents, particularly patents covering the highly successful Reflexor® line of products in the Optical Components segment, the first of which expires in 2008, will likely result in increased competition, lower prices and decreased profitability.  In 2004, Summa settled patent infringement lawsuits with two customers regarding one of the Reflexor® patents and has resumed manufacturing and selling reflectors to those customers.  Even so, Summa believes incidents of infringement of the Reflexor®-related patents and other patents may increase as they near their respective expiration dates.

Summa also relies upon common law concepts of confidentiality and trade secrets, as well as economic barriers created by its technical personnel, including the development of proprietary manufacturing processes, investments in tooling and the development of customer relationships, to protect its proprietary products.  Summa also has domestic and foreign trade name and trademark registrations covering many of the names and logos which appear on its products which are helpful in enabling the Company to maintain its present competitive position.

Environmental Matters

The Company is subject to the environmental laws, rules and regulations of the jurisdictions in which it operates and has operated facilities, including those governing air quality, water quality, soil quality and hazardous waste management and disposal.  The Company does not anticipate that future expenditures for the compliance with such laws, rules and regulations will have a material effect on its capital expenditures or its financial condition or results of operations.

Employees

At October 29, 2004, Summa had 715 employees, including six employees who comprise the Company’s corporate staff.  Approximately 40 of Summa’s employees are covered by a collective bargaining agreement.  The Company considers its relationship with its employees to be good.

Export Sales

For information regarding Summa’s export sales by geographic area for the past three fiscal years, see Note 20 in the “Notes to Consolidated Financial Statements” of the Company in this Annual Report on Form 10-K.

ITEM 2.                             PROPERTIES.

The Company operates primarily at the following facilities:

Location	Sq. Ft.	Principal Activity	Segment	Lease Expires
Torrance, California	280	Corporate office		Month-to-Month
Charlevoix, Michigan	137,000	Manufacturing, warehouse	Optical	Owned
Dickson, Tennessee	55,000	Manufacturing, warehouse	Optical	Owned
Olive Branch, Mississippi	128,000	Manufacturing, warehouse	Optical	Owned
Guelph, Ontario	41,000	Manufacturing, warehouse	Optical	January 2007
Reading, Pennsylvania	38,000	Manufacturing, warehouse	Material Handling	March 2005
Rancho Cordova, California	48,000	Manufacturing, warehouse	Material Handling	April 2006
Ontario, California	72,000	Manufacturing, warehouse	Irrigation	August 2009
Winter Haven, Florida	28,000	Manufacturing, warehouse	Irrigation	Owned
Fresno, California	122,000	Manufacturing, warehouse	Irrigation	January 2009
Bensenville, Illinois	76,500	Manufacturing, warehouse	Electrical	Owned
Pharr, Texas	30,000	Manufacturing, warehouse	Electrical	Owned

The Company’s facilities are well maintained, and well suited for its operations. The Company believes it has adequate capacity to meet foreseeable demand.

In addition, the Company owns 63,000 square feet of factory and office space in Fullerton, California which is leased to an unrelated party under a lease expiring in July 2006.  The Company is currently building an 80,000 square foot facility in Reading, Pennsylvania for the Material Handling Components segment, which is intended to replace the leased facilities in Reading, Pennsylvania and Rancho Cordova, California.

ITEM 3.                             LEGAL PROCEEDINGS.

The Company encounters lawsuits from time to time in the ordinary course of business and, at August 31, 2004, the Company and/or its affiliates were parties to several civil lawsuits. Summa does not expect that the resolution of these lawsuits will have a material adverse impact on future results of operations or financial position.  Certain lawsuits filed against the Company from time to time contain claims not covered by insurance, or seek damages in excess of policy limits, and such claims could be filed in the future.  The Company may file patent infringement and/or other types of lawsuits in the future which may result in materially increased costs and other adverse consequences.  Any costs and/or losses that Summa may suffer from such lawsuits, and the effect such litigation may have upon the reputation and marketability of Summa’s products, could have a material adverse impact on the future results of operations, financial condition and/or prospects of the Company.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of Summa’s stockholders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended August 31, 2004.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Recent Market Prices

Summa’s Common Stock is traded on The Nasdaq National Market under the symbol “SUMX.”  During the year ended August 31, 2004, the average weekly trading volume was approximately 34,000 shares.  The stock markets have experienced extreme price and volume fluctuations during certain periods.  These broad market fluctuations and other factors may adversely affect the market price of Summa’s Common Stock for reasons unrelated to Summa’s operating performance.  The following table sets forth the high and low prices for a share of Summa’s Common Stock on The Nasdaq National Market for the periods indicated.

Quarter Ended	11/30/02	2/28/03	5/31/03	8/31/03	11/30/03	2/29/04	5/31/04	8/31/04
High	$10.05	$10.25	$9.00	$7.90	$8.81	$9.55	$9.65	$14.34
Low	$8.55	$7.51	$6.03	$6.80	$7.00	$8.55	$8.55	$9.35

On October 29, 2004, the closing price on The Nasdaq National Market for a share of Summa Common Stock was $9.17.

Recent Issuances and Repurchases

During the fiscal year ended August 31, 2004, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended (“Securities Act”).

In December 2001, the Company issued and sold 5,000 shares of newly-authorized Series A Preferred Stock in a private sale made in reliance on the exemption from registration contained in Rule 506 promulgated under the Securities Act (“Rule 506”) to an investment group for an aggregate purchase price of $5,000,000. The purpose of the issuance was to fund the acquisition of the Genesta Manufacturing division (“Genesta”) of Pavaco Plastics Inc., an Ontario corporation (“Pavaco”), from Pavaco and to reduce outstanding debt and strengthen the Company’s financial position.

In June 2003, the Company announced a plan to repurchase up to an additional $2,000,000 of its Common Stock with no time limit (the “2003 Buy Back”), pursuant to which the Company purchased 9,169 shares at an average cost of $7.96 per share.

In May 2004, the Company repurchased all of its outstanding Series A Preferred Stock for its book value of $6,553,000, and 452,856 shares of its Common Stock for $3,633,000, or $8.02 per share, in a private transaction (the “Block Repurchase”).  The Company paid for the Block Repurchase with $10,186,000 of subordinated debt.  Subsequently, a substantial portion of the subordinated debt was prepaid using the Company’s line of credit.  In conjunction with the Block Repurchase, the 2003 Buy Back was cancelled.

In October 2004, the Company announced a plan to repurchase up to $2,000,000 of its Common Stock with no time limit (the “2005 Buy Back”).

Description of Securities

The authorized capital stock of Summa consists of 10,000,000 shares of Common Stock, $.001 par value, and 5,000,000 shares of Preferred Stock, $.001 par value.  As of August 31, 2004, 3,974,187 shares of the Company’s Common Stock were issued and no shares of Preferred Stock were issued and outstanding.  The number of holders of record of Summa’s Common Stock as of August 31, 2004 was 239.  In addition, based upon the number of copies of this Annual Report requested by intermediaries on behalf of their clients, Summa estimates that there are approximately 1,600 additional stockholders whose shares are held in “street name”, including approximately 600 stockholders who own shares through the Summa Industries 401(k) Savings and Retirement Plan.

Common Stock.  Holders of Common Stock are entitled to one vote per share on each matter submitted to a vote of the stockholders of Summa, and there is no cumulative voting for the election of directors.  Subject to preferences applicable to the holders of outstanding Preferred Stock, each holder of Common Stock is entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor.  Upon the liquidation, dissolution or winding up of Summa, holders of Common Stock are entitled to share ratably in all assets of Summa which are legally available for distribution, after payment of all debts and other liabilities and the liquidation preference of any outstanding Preferred Stock.  Holders of Common Stock have no preemptive, subscription, redemption or conversion rights.  The transfer agent and registrar for the Common Stock is U. S. Stock Transfer Corporation, 1745 Gardena Avenue, Glendale, California 91204, www.usst.com.  Its telephone number is:  (800) 835-8778.

Preferred Stock.  The Board of Directors is authorized, subject to any limitations prescribed by applicable laws, rules and regulations, to provide for the issuance of Preferred Stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the designations, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof, and to increase or decrease the number of shares of any such series (but not below the number of shares of such series then outstanding) without any further vote or action by the stockholders.  Although Summa has no present plan to issue Preferred Stock, the issuance of Preferred Stock in the future could provide voting or conversion rights that would adversely affect the voting power or other rights of the holders of Common Stock and thereby reduce the value of the Common Stock.  In addition, the issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of Summa.  In particular, specific rights granted to future holders of Preferred Stock could be used to restrict Summa’s ability to merge with or sell its assets to a third party, or otherwise delay, discourage or prevent a change in control of Summa.

Anti-Takeover Devices.  In addition to the ability to issue Preferred Stock, Summa’s Certificate of Incorporation and Bylaws specifically prohibit cumulative voting and the right of stockholders to call a special meeting of stockholders, provide for the classification of the Board of Directors into three classes with one class elected annually, require a two-thirds supermajority stockholder vote to amend certain provisions of the Certificate of Incorporation and Bylaws, and include other provisions which are also likely to delay, discourage or prevent a change in control of Summa not approved by the Board of Directors and the Company’s stockholders.  Further, neither the Company’s Certificate of Incorporation and Bylaws, nor Delaware law, prohibit the Company from adopting a stockholders’ rights plan, or poison pill.

Shares Issuable Upon Exercise of Options

As of August 31, 2004, 1,095,075 shares of Summa Common Stock were issuable upon exercise of options granted and/or available to be granted under its stock option plans and in connection with acquisitions, all of which are registered under the Securities Act.  All options vest in full immediately prior to a change of control of the Company, as defined in the stock option plans.

Dividend Policy

Following the fiscal year end, the Company declared a cash dividend of $.06 per share on its Common Stock to be paid on or about December 10, 2004 to holders of record as of November 29, 2004.  Prior to this declaration, the Company had not paid a cash dividend since 1983.  Any future cash dividends or other distributions will be determined solely by the Board of Directors and will be based on the Company’s future financial ability to declare and pay such dividends.  Additionally, certain lending agreements restrict the Company from declaring or paying dividends beyond set limits.  In any fiscal year, the Company may declare or pay any dividend or distribution and may redeem, retire, repurchase or otherwise acquire shares of Common Stock in a maximum aggregate of the lesser of $2,000,000 or the consolidated net profit after taxes of Summa for such fiscal year.  Transactions that would exceed these limits would require prior bank authorization and the appropriate waivers.

ITEM 6.                             SELECTED FINANCIAL DATA.

The selected financial data set forth below for the years ended August 31, 2002, 2003 and 2004 have been derived from the audited consolidated financial statements of Summa included elsewhere herein.  The selected financial data set forth below for the years ended August 31, 2000 and 2001 have been derived from audited consolidated financial statements of Summa that are not included herein.  The August 31, 2003 total assets has been adjusted to conform to current year presentations.  The selected financial data set forth below should be read in conjunction with those financial statements (including the notes thereto) and with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 below.

	At and for the Fiscal Years Ended August 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$125,746	$127,002	$116,241	$111,140	$116,404
Costs and expenses:
Cost of sales	90,833	93,650	85,765	83,336	88,522
Selling, general and administrative and other expenses	20,923	23,118	21,911	21,005	21,027
Interest expense, net	2,984	3,851	2,500	1,481	1,585
Costs and expenses of continuing operations	114,740	120,619	110,176	105,822	111,134
Income before provision for taxes and cumulative effect of a change in accounting principle	11,006	6,383	6,065	5,318	5,270
Provision for income taxes	3,700	1,970	2,136	1,760	1,899
Income before cumulative effect of a change in accounting principle	7,306	4,413	3,929	3,558	3,371
Cumulative effect of a change in accounting principle	—	—	—	(22,343)	—
Net income (loss)	$7,306	$4,413	$3,929	$(18,785)	$3,371
Preferred stock accretion	$—	$—	$491	$737	$450
Net income (loss) available to common stockholders	$7,306	$4,413	$3,438	$(19,522)	$2,921

Earnings (loss) per common share:
Basic:
Before cumulative effect of a change in accounting principle	$1.71	$1.04	$0.78	$0.65	$0.69
After cumulative effect of a change in accounting principle	$1.71	$1.04	$0.78	$(4.48)	$0.69
Diluted:
Before cumulative effect of a change in accounting principle	$1.62	$1.00	$0.76	$0.63	$0.68
After cumulative effect of a change in accounting principle	$1.62	$1.00	$0.76	$(4.48)	$0.68

Weighted average number of shares:
Basic	4,284	4,255	4,398	4,359	4,215
Diluted	4,506	4,424	4,512	4,449	4,297

Balance Sheet Data:
Assets	$89,940	$98,279	$97,565	$68,719	$80,117
Working capital	$12,761	$14,539	$16,301	$16,251	$19,294
Long-term debt, net of current maturities	$25,777	$29,178	$19,845	$16,219	$28,663
Mandatorily redeemable preferred stock	—	—	$5,366	$6,103	—
Stockholders’ equity	$41,060	$45,807	$50,219	$29,380	$30,029

Common shares outstanding	4,225	4,297	4,402	4,246	3,974
Preferred shares outstanding	—	—	5	5	—

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Statements contained in this Annual Report on Form 10-K, which are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding Summa’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as those set forth in “Legal Proceedings” above.  Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in “Risk Factors” below and elsewhere in this Annual Report on Form 10-K.  The forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

Summa manufactures plastic products for diverse commercial and industrial markets. Through its four reportable segments, Summa designs and manufactures injection-molded and formed plastic optical components for OEM customers in the lighting industry; modular plastic conveyor belt and chain for the food processing industry; engineered plastic fittings, valves, filters and tubing for the agricultural irrigation industry; molded plastic coil forms (“bobbins”) for use in transformers, motors, relays and switches; and other molded and extruded plastic components for diverse industries.

Risk Factors

Historically, growth has been achieved by acquisition, development of new products and expansion of the Company’s sales organization. There can be no assurance that Summa will be able to continue to consummate acquisitions, develop new products or expand sales to sustain rates of revenue growth and profitability in future periods comparable to those experienced in the past several years.  See “Business — History of Acquisitions” above. Any future success that the Company may achieve will depend upon many factors including factors which may be beyond the control of Summa or which cannot be predicted at this time.  Uncertainties and factors which could cause actual results or events to differ materially from those set forth or implied include:

•                  changes in the markets for the products offered by the Company through its operating subsidiaries

•                  increased levels of competition, including the entry of additional foreign and domestic competitors and increased success by existing competitors

•                  reduced margins caused by competitive pressures, expiration of Company patents and other factors

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

•                  the timing of Summa’s advertising and promotional campaigns

•                  effects on the Company of its cost reduction initiatives

•                  the loss of key personnel

Recent Events

Asset Acquisition.  In January 2004, the Company acquired certain assets from the micro-irrigation division of R.M. Wade & Co. (“Wade”), including the product brand “Pepco” and transitional rights to the product brand “Wade Rain”.  Pepco is a brand of products for commercial landscape irrigation and Wade Rain is a brand of products used in agricultural irrigation. The acquisition is expected to add about $5 million in annual sales to the Irrigation Components segment.  Pursuant to the agreement, the Company is supplying products to Wade for use in non-irrigation applications.  The Company assumed operation of the Wade injection molding and extrusion facility in Fresno, California, which is the center of the California agricultural market.  Consideration for the assets was approximately $2 million.

Texas-Mexico Development.  In January 2004, the Company entered into a comprehensive relationship with Mr. David Frye of Longview, Texas to collaborate on the implementation of a new proprietary injection molding process at a facility in Pharr, Texas, in the greater McAllen/Reynosa cross-border metropolitan area.  This process was developed to enable the Electrical Components segment to reduce lead-times to most of its North American customers and provide more flexibility in selection of materials and lot sizes, while improving quality.  The location will also enable the Company to more easily serve its customers with operations in Northeast Mexico and Southeast Texas.  As part of this transaction, the Electrical Components segment purchased the Pharr plastic molding plant from Mr. Frye, and he purchased approximately five percent of that segment.  Mr. Frye agreed to provide technical services to the Company under a long-term agreement.  The Company is investing about $4 million in state-of-the-art automated systems for the plant.

Settlement of Infringement Litigations.  In the fiscal second quarter, the Company entered into confidential agreements with Cooper Industries (NYSE:CBE) and Grandlite International Corporation to settle two patent infringement lawsuits filed by the Optical Components segment.  Under the agreements, the parties acknowledged the validity of certain of the Company’s intellectual property and agreed to certain on-going business relationships.

Refinancing of Indebtedness.  In February 2004, the Company entered into a new comprehensive banking relationship with Wells Fargo Bank to replace its former banking arrangement.  As a result, the Company reduced its core borrowing interest rate and obtained more borrowing flexibility.

Block Repurchase.  In May 2004, the Company repurchased all of its outstanding Preferred Stock, at its book value, and 452,856 shares of its Common Stock at $8.02 per share, in a private transaction.  Consideration for the repurchased stock was in the form of subordinated debt, a substantial portion of which was promptly prepaid using funds from the Company’s line of credit.  This transaction is having a favorable impact on earnings per share for several reasons.  The preferred stock accretion charge, which was $185,000 per quarter prior to the repurchase, has been eliminated.  The number of outstanding common shares has been reduced by approximately 10%.  The offsetting after-tax cost of the debt at August 31, 2004 is approximately $90,000 per quarter.

Pennsylvania Facility Construction.  In June 2004, after several delays, the City of Reading, Pennsylvania contributed ownership of approximately 6.7 acres of partially improved land (the “Site”) to the Company’s Material Handling Components segment.  Additional relocation benefits are expected to include low-cost, long-term loans, training cost subsidies and long-term tax abatement.  Construction of a new 80,000 square foot facility on the Site is in process, with expected completion in the Company’s fiscal 2005 second quarter.  The Company expects to achieve operating efficiency improvements after consolidating operations in the new facility.

Results of Operations

The following table sets forth certain information, derived from Summa’s consolidated statements of operations, as a percentage of sales for each of the years in the three year period ended August 31, 2004, as well as the Company’s effective income tax rate for each period presented.

	2002	2003	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	73.8	75.0	76.0
Gross profit	26.2	25.0	24.0
S,G, & A and other expense, net	18.8	18.9	18.1
Operating income	7.4	6.1	5.9
Interest expense, net	2.2	1.3	1.4
Income before income taxes	5.2	4.8	4.5
Provision for income taxes	1.8	1.6	1.6
Income before cumulative effect of a change in accounting principle	3.4%	3.2%	2.9%

Effective tax rate	35.2%	33.1%	36.0%

Fiscal 2004 versus Fiscal 2003.

During fiscal 2004, the Company concluded two financial transactions which significantly changed its capital structure.  The Company changed its principal banking relationship, which increased the availability of debt; and, in a private transaction, repurchased all of its outstanding Preferred Stock, at its book value, and 452,856 shares of its Common Stock, at $8.02 per share, an 8% discount to the market price on the repurchase date.  Consideration for the repurchased stock was in the form of subordinated debt, a substantial portion of which was promptly prepaid using funds from the Company’s new line of credit.  These transactions have had a favorable impact on earnings per share for several reasons.  The resulting increase in interest expense has been more than offset by the elimination of the preferred stock accretion charge.  Further, the number of outstanding common shares was reduced by approximately 10%.  The net effect of the transactions was to increase earnings per share in the fourth quarter of fiscal 2004 by about $.04 per share.  The effect of the transactions will change over time as earnings, interest rates and debt levels change.

For the year ended August 31, 2004, net sales increased by $5,264,000, or 5%, from the prior fiscal year, primarily as a result of the inclusion of $4,194,000 of sales from newly acquired operations.  See “Business — History of Acquisitions”, above.  Same business sales in fiscal year 2004 increased approximately 1% from the prior year.  Optical Components segment sales declined $1,595,000, or 3%, primarily due to the loss of some contract manufacturing work to competitors.  Material Handling Component sales increased $875,000, or 3%, primarily due to strong export sales, sales of new products and selected price increases, partially offset by increased competition in the domestic market.  Irrigation Components segment sales increased $5,962,000, or 36%, due to the inclusion of $4,194,000 of sales from newly acquired operations, strength of agricultural markets and aggressive selling efforts.

For the year ended August 31, 2004, cost of sales increased by $5,186,000, or 6%, from the prior fiscal year, due to the increase in sales and increases in the cost of plastic resin. As a percent of sales, cost of goods sold increased from 75.0% to 76.0%, primarily due to increased cost of resin not fully passed on to customers.

For the year ended August 31, 2004, gross profit increased $78,000, virtually unchanged, from the prior fiscal year.  Gross margin declined from 25.0% to 24.0%, primarily due to higher resin costs not fully passed on to customers.

For the year ended August 31, 2004, operating expenses were $21,027,000, virtually unchanged from the prior year.  As a percent of sales, operating expenses decreased from 18.9% to 18.1% due to the benefit of increased sales and cost reduction initiatives.

For the year ended August 31, 2004, operating income increased $56,000, or 1%, due to the changes discussed above.  By segment, operating income increased $581,000 in the Optical Components segment, primarily due to favorable product mix; decreased $746,000 in the Material Handling Components segment, primarily due to increased expenses related to a facility consolidation; increased $1,111,000 in the Irrigation Components segment, primarily due to the effects of higher sales volume; and decreased $463,000 in the Electrical Components segment, primarily due to expenses related to startup of a new facility.  Operating margin for the year decreased from 6.1% in fiscal 2003 to 5.9% due to the changes in gross margin and operating expenses discussed above.

For fiscal 2004, interest expense increased to $1,585,000 from $1,481,000, due to increased debt levels as a result of the Block Repurchase described above, and a non-recurring charge of $266,000 related to refinancing of bank debt, substantially offset by lower average interest rates.  The Company’s debt and interest rates are described more fully in “Liquidity and Capital Resources – Financial Arrangements” below.

For fiscal 2004, the effective tax rate increased to 36.0%, primarily due to a change in the distribution of earnings among various tax jurisdictions.

As a result of the changes described above, net income in fiscal 2004 was $187,000 lower than income before the cumulative effect of a change in accounting principle in fiscal 2003.

Fiscal 2003 versus Fiscal 2002.

For the year ended August 31, 2003, net sales deceased by $5,101,000, or 4%, from the prior fiscal year.  Sales declined 7% compared to pro forma fiscal 2002 sales including full-year revenue from a business acquired in January 2002.  See “Business — History of Acquisitions”, above.  The sales decline was due to the general business downturn, especially in non-residential construction, lower prices and increased international competition, primarily from China.  Optical Components segment reported sales declined $3,483,000, or 6%, due to weakness in the non-residential construction market, the loss of some contract manufacturing work to competitors and lower sales of certain patented products due to increased sales of products deemed by the Company to be infringing on its intellectual property.  On a pro forma basis, considering an acquisition made mid-year in fiscal 2002, sales in the Optical Components segment declined 10% for the year.  Electrical Components segment sales declined $1,109,000, or 9%, due the general business downturn and the transfer of manufacturing by some customers from North America to China.  Irrigation Components segment sales increased $734,000, or 5%, due to aggressive selling efforts, despite lower prices.  Miscellaneous Plastic Components segment sales declined $1,107,000, or 35%, due to the general economy and the migration of its customers out of California.

For the year ended August 31, 2003, cost of sales decreased by $2,429,000, or 3%, from the prior fiscal year, due to the decline in sales, partially offset by increased consolidation expense of approximately $300,000, increases in workers’ compensation costs, especially in California, and the inclusion of costs of sales of an acquired business for a full year versus only part of fiscal 2002. As a percent of sales, cost of goods sold increased from 73.8% to 75.0%, due to the effects of reduced sales volume, increased consolidation expense, especially in the Material Handling Components segment, and increases in workers’ compensation costs.

For the year ended August 31, 2003, gross profit decreased $2,672,000, or 9%, from the prior fiscal year, primarily due to the sales decline.  As a percent of sales, gross profit declined from 26.2% to 25.0%, primarily due to the effects of sales volume decline, lower prices, increased consolidation expense and increased workers’ compensation costs.

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

For fiscal 2003, interest expense decreased further to $1,481,000, due to reduced levels of debt and lower interest rates.  Interest expense relates primarily to interest on debt owed to banks, pursuant to the borrowing arrangement described in “Liquidity and Capital Resources – Financial Arrangements” below.  Most of the outstanding borrowings under these arrangements were for acquisitions.

For fiscal 2003, the effective tax rate decreased to 33.1% due to the distribution of earnings in lower tax rate jurisdictions and the elimination of the amortization of goodwill, a substantial portion of which was not tax deductible.

As a result of the changes described above, income before the cumulative effect of a change in accounting principle decreased by $371,000, or 9%, in fiscal 2003.

Upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, effective as of September 1, 2002, the Company performed a transitional fair value based impairment test, resulting in an impairment charge of $22,343,000, net of the effect of tax of $4,812,000.

Inflation.

In fiscal 2002 and 2003, resin prices were relatively stable.  During fiscal 2004, especially in the fourth quarter, prices increased so rapidly that the increases were not fully passed on to customers.  Volatility in resin pricing is expected to continue, as high prices for oil and gas derivative feedstocks, strong demand, especially in Asia, and reduced supply resulting from several resin plant closings converge to drive prices upward.  The Company plans to raise prices on virtually all of its products in the first quarter of fiscal 2005.

Liquidity and Capital Resources

Sources and Uses of Funds.  The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties.  See “Financing Arrangements” below.  During the three fiscal years ended August 31, 2004, net cash provided by operating activities was $11,865,000 in 2002, $10,248,000 in 2003 and $9,711,000 in 2004.  Cash flows from operations decreased in 2003 compared to 2002, primarily due to lower income before the cumulative effect of a change in accounting principle, and due to changes in the components of working capital. Cash flows from operations decreased in 2004 compared to 2003, primarily due to changes in the components of working capital.  From August 31, 2003 to August 31, 2004, cash and cash equivalents increased $868,000; accounts receivable increased $2,498,000; inventory increased $3,104,000; accounts payable increased $3,786,000; and accrued liabilities increased $2,556,000, excluding a non-cash contribution of Common Stock to the Company’s 401(k) Plan of $345,000 in fiscal 2004.

Summa’s principal uses of cash have been the (i) support of operating activities, (ii) acquisitions of businesses,  (iii) investments in capital improvements, (iv) reduction of debt and (v) repurchases of Company equity.  Cash used for certain investing activities for the three fiscal years ended August 31, 2004 is summarized in the following table:

	Fiscal Years Ended August 31,
	2002	2003	2004
Acquisitions of businesses	$2,685,000	$—	$1,903,000
Investment in capital improvements	$3,380,000	$4,055,000	$8,334,000
Capital investment as a percent of depreciation	69%	86%	177%

Investment in capital improvements is primarily for new product tooling, manufacturing equipment upgrades and new computer systems.  Summa expects to continue making substantial investments in tooling for new products, although at August 31, 2004, Summa was not materially committed to any outside supplier for any such capital expenditure and believes its present capacity, augmented by anticipated continued investment in new product tooling and equipment, will be sufficient to meet demand for its products.  In addition, the Company is currently investing in several new facilities, process improvement and automation systems, which resulted in total capital expenditures in fiscal 2004 about twice the total in fiscal 2003, and is expected to result in continued greater than average capital expenditures in fiscal 2005. The Company intends to finance these improvements with borrowings from commercial lenders.  For the three year period ended August 31, 2004, total capital expenditures were 110% of the total depreciation.

In August 2002, the Company announced a plan to repurchase up to $2,000,000 of its Common Stock with no time limit (the “2002 Buy Back”).  As of August 31, 2003, the Company had purchased 233,600 shares at an average cost of $8.56 per share, completing the 2002 Buy Back.  98,600 shares were purchased in open market transactions and 135,000 shares were purchased in a private transaction at the market price on the day of the transaction.  In June 2003, the Company announced a new plan to repurchase up to an additional $2,000,000 of its Common Stock with no time limit (the “2003 Buy Back”).  Prior to May 2004, the Company had purchased 9,169 shares at an average cost of $7.96 per share.  In May 2004, the Company repurchased all of its outstanding Preferred Stock for its book value of $6,553,000, and 452,856 shares of its Common Stock for $3,633,000, or $8.02 per share, in a private transaction (the “Block Repurchase”).  The Company paid for the Block Repurchase with $10,185,000 of subordinated debt.  Subsequently, a substantial portion of the subordinated debt was prepaid using the Company’s line of credit.  In conjunction with the Block Repurchase, the 2003 Buy Back was cancelled.  In October 2004, the Company announced a plan to repurchase up to $2,000,000 of its Common Stock with no time limit (the “2005 Buy Back”).

In October 2004, the Company declared a dividend of $.06 per share to stockholders of record on November 29, 2004.  The aggregate dividend of approximately $240,000 is scheduled to be paid on or about December 10, 2004.

Working Capital; Asset Utilization.  At fiscal year end, working capital was $16,301,000 in 2002, $16,251,000 in 2003 and $19,294,000 in 2004.  There was virtually no change from 2002 to 2003.  The increase in working capital from 2003 to 2004 was due primarily to increases in accounts receivable and inventory related to increased sales and reduced current maturities of long-term debt as a result of financial restructuring, partially offset by an increase in accounts payable.

Asset utilization for the three fiscal years ended August 31, 2004 is presented in the following table:

Fiscal Years Ended August 31,
	2002	2003	2004
Average working capital turnover	7.5 times	6.8 times	6.5 times
Average accounts receivable turnover	6.8 times	6.7 times	6.9 times
Average inventory turnover	6.7 times	7.0 times	6.7 times

Financing Arrangements.  Summa has several debt relationships as described below.  Substantially all of the Company’s assets are pledged to secure debt, which requires compliance with various covenants.

Summary of the Company’s debt at August 31, 2004:

		Weighted Average		Fiscal Year Due
Description of Debt	Balance	Interest Rate	Additional Availability	2005	2006	2007	2008	2009 and thereafter
Revolving line of credit	$12,343,000	3.1%	$6,165,000	$—	$—	$12,343,000	$—	$—
Bank term loan	4,537,000	4.7%	—	926,000	971,000	1,019,000	1,068,000	553,000
Real estate and other loans	10,983,000	4.2%	2,145,000	1,269,000	4,210,000	3,814,000	769,000	921,000
Subordinated debt	2,995,000	7.5%	—	—	2,000,000	995,000	—	—

Total debt	$30,858,000	4.1%	$8,310,000	$2,195,000	$7,181,000	$18,171,000	$1,837,000	$1,474,000

Interest rates on the revolving line of credit and certain real estate loans are subject to market fluctuation, and the rates on the revolving line of credit are subject to reduction as the Company achieves certain financial milestones. See also Note 10 in the “Notes to Consolidated Financial Statements” of the Company in this Annual Report on Form 10-K.

Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned capital expenditures and debt service for the next twelve months.  The Company has a strategy of growth by acquisition.  In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed. The Company has 10,000,000 shares of Common Stock authorized, of which 3,974,187 shares were outstanding at August 31, 2004, and 5,000,000 shares of “blank check” preferred stock authorized, of which none was outstanding at August 31, 2004.  The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

Off-Balance Sheet Arrangements

At August 31, 2004, the Company had no material off-balance sheet arrangements other than the non-debt obligations described in “Contractual Obligations,” below.

Contractual Obligations

Summary of the Company’s contractual obligations at August 31, 2004:

		Fiscal year obligations due
Contractual Obligations	Balance	2005	2006	2007	2008	2009	2010 and thereafter
Long-term debt	$30,858,000	$2,195,000	$7,181,000	$18,171,000	$1,837,000	$946,000	$528,000
Operating leases	4,178,000	1,345,000	990,000	716,000	651,000	476,000	—
Purchase obligations	3,858,000	3,858,000	—	—	—	—	—
Facility construction	2,913,000	2,913,000	—	—	—	—	—
Other	3,277,000	133,000	598,000	154,000	163,000	1,519,000	710,000
Total	$45,084,000	$10,444,000	$8,769,000	$19,041,000	$2,651,000	$2,941,000	$1,238,000

Operating Leases.  Operating leases are primarily for manufacturing plants not owned by the Company.  In recent years the Company has consolidated and/or abandoned several facilities in an effort to improve efficiencies and operating results, and plans further consolidations.  In the event the Company were to abandon a facility prior to its being leased to a new tenant, the Company could become obligated for accelerated lease payments or other expenses.

Facility Construction Obligation.  The Company is currently constructing a new facility for the Material Handling Components segment which is expected to cost approximately $6 million.  In June 2004, after several delays, the City of Reading, Pennsylvania transferred ownership of approximately 6.7 acres of partially improved land (the “Site”) to the Company’s Material Handling Components segment for $1.00.  The transfer of the Site to the Company is part of a relocation incentive package.  The Company is obligated to use commercially reasonable efforts to complete construction of the facility as soon as practical, and to employ approximately two hundred employees by the end of October 2005 at the Site. The Company expects to occupy the facility in the second quarter of fiscal 2005.

Critical Accounting Policies and Estimates

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions in applying certain critical accounting policies. Certain accounting estimates are particularly sensitive because of their significance to the Company’s consolidated financial statements and because of the possibility that future events affecting the estimates could differ markedly from current expectations. The Company believes that the following are some of the more critical judgment areas in the application of its accounting policies that affect the Company’s financial statements:

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

Goodwill.  Goodwill represents the excess of purchase price over fair value of net assets acquired.  Goodwill is tested for impairment annually in the fourth quarter, after completion of an annual planning process, or earlier if events occur which require an impairment analysis to be performed.  With respect to each reporting unit which has any goodwill, the fair value is determined using traditional valuation methodology, and compared with its carrying value.  If the fair value exceeds the unit’s carrying value, goodwill of the reporting unit is considered not to be impaired.  If the unit’s carrying value exceeds its fair value, assets of the unit are individually valued to determine the implied fair value of the reporting unit goodwill.  Impairment loss is recognized to the extent that the carrying value of the goodwill exceeds its implied fair value.  Significant management judgment is involved in determining the fair value of assets. Future changes in management’s estimates could result in additional impairment charges to goodwill.

Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.  Deferred tax assets are also recognized for credit carryforwards and then assessed (including the anticipation of future income) to determine the likelihood of realization.  Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Recent Accounting Pronouncements

See Note 1 in the “Notes to Consolidated Financial Statements” in Part IV of this Annual Report on Form 10-K.

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

At August 31, 2004, the Company had $20,829,000 of outstanding variable interest loans with interest rates varying from 3.0 percent to 4.5 percent, in traunches.  A one percent increase in interest rates charged on the Company’s outstanding variable rate borrowings would result in an increase in annual interest expense of approximately $208,000, assuming the total outstanding amount of variable interest debt were to remain the same as on August 31, 2004.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and related notes thereto of the Company filed herewith are set forth in Item 15 and included in Part IV of this Annual Report on Form 10-K.

ITEM 9.          DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                    CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  There was no significant change in the Company’s internal controls during the fiscal fourth quarter that had or is reasonably likely to have a material affect on internal control over financial reporting.

ITEM 9B.                    OTHER INFORMATION.

No other information was required to be disclosed in a report on Form 8-K during the Company’s fiscal fourth quarter except the information contained in the Company’s Form 8-K dated June 23, 2004 regarding the Company’s results of operations and financial condition for the fiscal third quarter.

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

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)          Financial Statements, Financial Statement Schedules and Exhibits:

The following documents are either filed herewith or incorporated herein by reference:

1.  Financial Statements.  The audited consolidated financial statements of Summa and subsidiaries as of August 31, 2003 and 2004 and for each of the three years in the period ended August 31, 2004 (including the notes thereto which contain unaudited quarterly financial data for each of the two years ended August 31, 2004), and the Reports of Independent Registered Public Accounting Firms thereon, are included herein as set forth in the “Index to Consolidated Financial Statements” set forth on page F-1.

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
2.9

Asset Purchase Agreement dated November 3, 2000 among the Company, Ram Belts & Chains, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of the Company (“Buyer”), Rainbow Industrial Products Corp. (“Rainbow”), and Howard and Lee Beth Miller relating to the purchase of assets of the Ram Belts & Chains division of Rainbow by Buyer (8)

2.10

Asset Purchase Agreement dated January 4, 2002 by and among the Company, Pavaco Plastics Inc., Genesta Inc. and 1238579 Ontario Inc relating to the purchase of assets of Genesta Manufacturing division of Pavaco (9).

2.11	Asset Purchase Agreement dated January 15, 2004 between Central Valley Manufacturing, Inc., a newly-formed California corporation and wholly-owned subsidiary of the Company, and R.M.

Wade & Co., an Oregon corporation, relating to the purchase of certain assets of the micro irrigation division of R.M. Wade (10).
3.1	Certificate of Incorporation of the Company (11)
3.2	Bylaws of the Company (11)
10.1	Credit Agreement dated February 20, 2004 between the Company and Wells Fargo Bank (10)
10.2	1991 Stock Option Plan of the Company (12)
10.3	1995 Stock Option Plan of the Company (13)
10.4	1999 Stock Option Plan of the Company (14)
10.5	Form of Amended and Restated Employment Agreement dated June 1, 2001 between the Company and each of Messrs. Swartwout, Thoresen and Walbrun (15)
10.6	Series A Preferred Stock & Common Stock Repurchase Agreement, including form of Subordinated Promissory Note, dated May 3, 2004 by and among the Company and the Investors set forth therein (16).
21.1	Subsidiaries of the Registrant(*)
23.1	Consent of PricewaterhouseCoopers LLP(*)
23.2	Consent of KPMG LLP(*)
31.1	Section 302 Certification(*)
32.1	Section 906 Certification(*)

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

(10)  Incorporated by reference from exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2004.

(11)  Incorporated by reference from the appendices to the Company’s definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders held January 26, 1998.

(12)  Incorporated by reference from exhibits to the Company’s Registration Statement on Form S-8 filed with the Commission on April 15, 1993.

(13) Incorporated by reference from exhibits to the Company’s Registration Statement on Form S-8 filed with the Commission on January 30, 1997.

(14) Incorporated by reference from exhibits to the Company’s Registration Statement on Form S-8 filed with the Commission on December 15, 1998.

(15)  Incorporated by reference from exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

(16)  Incorporated by reference from exhibits to the Company’s Current Report on Form 8-K dated May 3, 2004.

* Filed herewith.

Report of Independent Registered Public Accounting Firm

TO:                            The Board of Directors and Stockholders of Summa Industries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Summa Industries and its subsidiaries at August 31, 2003 and 2004 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 and Note 2 to the financial statements, effective September 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
October 25, 2004

Report of Former Independent Registered Public Accounting Firm

TO:                            The Board of Directors and Stockholders of Summa Industries

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Summa Industries and subsidiaries for the year ended August 31, 2002.  In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for the year ending August 31, 2002. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Summa Industries and subsidiaries for the year ended August 31, 2002, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Los Angeles, California
October 7, 2002

Summa Industries

CONSOLIDATED BALANCE SHEETS
as of August 31

	2003	2004
ASSETS

Current assets:
Cash and cash equivalents	$380,000	$1,248,000
Accounts receivable, net of allowances of $605,000 in 2003 and $685,000 in 2004	15,729,000	18,227,000
Inventories	11,645,000	14,749,000
Prepaid expenses and other	905,000	1,429,000
Deferred tax assets	2,008,000	2,353,000

Total current assets	30,667,000	38,006,000
Property, plant and equipment, net	26,112,000	31,053,000
Other assets	88,000	67,000
Deferred tax assets	2,430,000	1,737,000
Goodwill, net	8,009,000	8,009,000
Other intangibles, net	1,413,000	1,245,000

Total assets	$68,719,000	$80,117,000
LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$3,896,000	$2,195,000
Accounts payable	5,302,000	9,088,000
Accrued salaries, wages and benefits	2,629,000	3,180,000
Other accrued liabilities	2,589,000	4,249,000

Total current liabilities	14,416,000	18,712,000

Long-term debt, net of current maturities	16,219,000	28,663,000
Other long-term liabilities	2,601,000	2,508,000

Total long-term liabilities	18,820,000	31,171,000

Manditorily redeemable convertible preferred stock, par value $.001; 5,000 shares authorized; issued and outstanding: 5,000 at August 31, 2003 and none at August 31, 2004	6,103,000	—
Minority interest in subsidiary	—	205,000

Stockholders’ equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.001; 10,000,000 shares authorized; issued and outstanding: 4,246,103 at August 31, 2003 and 3,974,187 at August 31, 2004	17,577,000	15,305,000
Retained earnings	11,803,000	14,724,000

Total stockholders’ equity	29,380,000	30,029,000
Total liabilities, manditorily redeemable preferred stock and stockholders’ equity	$68,719,000	$80,117,000

See accompanying notes to consolidated financial statements.

Summa Industries

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended August 31

	2002	2003	2004
Net sales	$116,241,000	$111,140,000	$116,404,000
Cost of sales	85,765,000	83,336,000	88,522,000

Gross profit	30,476,000	27,804,000	27,882,000
Selling, general, and administrative and other expenses	21,911,000	21,005,000	21,027,000

Operating income	8,565,000	6,799,000	6,855,000
Interest expense, net	2,500,000	1,481,000	1,585,000

Income before income taxes and cumulative effect of a change in accounting principle	6,065,000	5,318,000	5,270,000
Provision for income taxes	2,136,000	1,760,000	1,899,000

Income before cumulative effect of a change in accounting principle	3,929,000	3,558,000	3,371,000
Cumulative effect of a change in accounting principle, net of tax	—	(22,343,000)	—

Net income (loss)	$3,929,000	$(18,785,000)	$3,371,000

Preferred stock accretion	$491,000	$737,000	$450,000

Net income available to common stockholders:
Before cumulative effect of a change in accounting principle	$3,438,000	$2,821,000	$2,921,000
After cumulative effect of a change in accounting principle	$3,438,000	$(19,522,000)	$2,921,000

Earnings per common share before cumulative effect of a change in accounting principle:
Basic	$0.78	$0.65	$0.69
Diluted	$0.76	$0.63	$0.68

Earnings (loss) per common share after cumulative effect of a change in accounting principle:
Basic	$0.78	$(4.48)	$0.69
Diluted	$0.76	$(4.48)	$0.68

Weighted average common shares outstanding:
Basic	4,398,000	4,359,000	4,215,000
Diluted	4,512,000	4,449,000	4,297,000

See accompanying notes to consolidated financial statements.

Summa Industries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the years ended August 31, 2004

	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at August 31, 2001	4,297,313	$18,048,000	$27,887,000	$(128,000)	$45,807,000
Contribution to ESOP	29,023	240,000	—	—	240,000
Common stock issued for business acquisition	40,000	530,000	—	—	530,000
Exercise of stock options, including tax benefit of $176,000	80,433	441,000	—	—	441,000
Stock redeemed in exercise of stock options	(5,000)	(40,000)	—	—	(40,000)
Repurchase of common stock	(40,000)	(450,000)	—	—	(450,000)
Net income	—	—	3,929,000		3,929,000
Beneficial conversion on issuance of preferred stock	—	125,000	—	—	125,000
Preferred stock accretion	—	—	(491,000)		(491,000)
Other comprehensive income	—	—	—	128,000	128,000

Balance at August 31, 2002	4,401,769	$18,894,000	$31,325,000	—	$50,219,000
Cash out of odd lots and fractional shares	(39)	—	—	—	—
Contribution to 401(k) plan	45,348	428,000	—	—	428,000
Exercise of stock options, including tax benefit of $38,000	37,925	293,000	—	—	293,000
Repurchase of common stock	(238,900)	(2,038,000)	—	—	(2,038,000)
Net (loss)	—	—	(18,785,000)	—	(18,785,000)
Preferred stock accretion	—	—	(737,000)	—	(737,000)

Balance at August 31, 2003	4,246,103	$17,577,000	$11,803,000	—	$29,380,000
Contribution to 401(k) plan	45,536	345,000	—	—	345,000
Exercise of stock options, including tax benefit of $252,000	139,273	856,000	—	—	856,000
Repurchase of common stock	(456,725)	(3,668,000)	—	—	(3,668,000)
Net income	—	—	3,371,000	—	3,371,000
Preferred stock accretion	—	—	(450,000)	—	(450,000)
Benefit related to issuance of minority interest	—	195,000	—	—	195,000

Balance at August 31, 2004	3,974,187	$15,305,000	$14,724,000	—	$30,029,000

See accompanying notes to consolidated financial statements.

Summa Industries

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended August 31

	2002	2003	2004
Operating activities:
Net income (loss)	$3,929,000	$(18,785,000)	$3,371,000

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,927,000	4,730,000	4,720,000
Amortization	1,286,000	240,000	248,000
Cumulative effect of change in accounting principle, net of tax	—	22,343,000	—
Write-down of goodwill, net of tax	—	16,000	—
Change in net deferred income taxes	(139,000)	363,000	348,000
(Gain) loss on disposition of property, plant and equipment	(742,000)	(5,000)	93,000
Net changes in assets and liabilities, net of effects of acquisitions	2,604,000	1,346,000	931,000

Total adjustments	7,936,000	29,033,000	6,340,000

Net cash provided by operating activities	11,865,000	10,248,000	9,711,000

Investing activities:
Acquisitions of businesses, net of cash acquired	(2,685,000)	—	(1,903,000)
Purchases of property and equipment	(3,380,000)	(4,055,000)	(8,334,000)
Net proceeds from the sale of property plant and equipment	2,397,000	38,000	16,000

Net cash (used in) investing activities	(3,668,000)	(4,017,000)	(10,221,000)

Financing activities:
Net proceeds from (payments on) revolving line of credit	(1,854,000)	(753,000)	7,586,000
Proceeds from issuance of long-term debt	4,007,000	—	5,561,000
Payments on long-term debt	(14,857,000)	(4,043,000)	(12,590,000)
Proceeds from the exercise of stock options, net	401,000	293,000	856,000
Proceeds from sale of redeemable preferred stock	5,000,000	—	—
Purchase of common stock	(450,000)	(2,038,000)	(35,000)

Net cash provided by (used in) financing activities	(7,753,000)	(6,541,000)	1,378,000

Net increase (decrease) in cash and cash equivalents	444,000	(310,000)	868,000
Cash and cash equivalents, beginning of year	246,000	690,000	380,000

Cash and cash equivalents, end of year	$690,000	$380,000	$1,248,000

See accompanying notes to consolidated financial statements.

Summa Industries

Notes to Consolidated Financial Statements

For the year ended August 31, 2004

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

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements include the accounts of Summa and its wholly-owned subsidiaries and are prepared in accordance with generally accepted accounting principles in the United States of America. The results of operations of acquired companies have been included in the consolidated statements of operations and cash flows of the Company since the dates of acquisitions.  See Note 19.  All intercompany account balances and transactions have been eliminated in consolidation.  Prior year amounts have been reclassified in the accompanying financial statements to conform with current year presentations.

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

Revenue recognition

Revenue from product sales is recognized when all of the following conditions have been met: an authorized purchase order has been received, the customer’s credit worthiness has been established, shipment of the product has occurred, and title has transferred.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.  Cost includes material, labor and manufacturing overhead.  Lower of cost or market adjustments are charged to cost of sales as identified.

Property, plant and equipment

Property, plant and equipment are recorded at cost.  Depreciation is charged against earnings, principally using the straight-line method, over the estimated useful lives of the related assets as follows:

Building and improvements	10-40 years
Machinery and equipment	3-10 years
Office furniture and equipment	3-7 years
Leasehold improvements	Lesser of remaining term of lease or estimated useful life

Maintenance, repairs and minor renewals are charged directly to expense as incurred.  Additions and improvements to property, plant and equipment are capitalized.  When assets are disposed of, the related results of cost and accumulated depreciation thereon are removed from the accounts, and any gain or loss is included in results of operations.

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired.  Goodwill is tested for impairment annually in the fourth quarter, after completion of an annual planning process, or earlier if events occur which require an impairment analysis to be performed.  With respect to each reporting unit which has any goodwill, the fair value is determined using traditional valuation methodology, and compared with its carrying value.  If the fair value exceeds the unit’s carrying value, goodwill of the reporting unit is considered not to be impaired.  If the unit’s carrying value exceeds its fair value, assets of the unit are individually valued to determine the implied fair value of the reporting unit goodwill.  Impairment loss is recognized to the extent that the carrying value of the goodwill exceeds its implied fair value.

Other intangible assets

Other intangible assets include intangibles such as non-compete agreements, non-contractual customer relationships, trade names, patents and customer lists recognized in connection with business acquisitions.  Other intangibles are being amortized over their estimated useful lives of 3-17 years.  See Note 8.

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

Earnings per common share

Basic earnings per common share (“EPS”) is based on income available to common stockholders divided by the weighted average number of common shares outstanding during the year.  Diluted EPS is similar to the computation for basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  Common stock equivalents are not included in the calculation of diluted loss per share when their effect is antidilutive.  See Note 3 for details of the computation.

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

Stock-based compensation

The Company reports stock based compensation to employees and directors in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock issued to Employees” and Financial Interpretation No. 44, “Accounting for Certain Transactions Regarding Stock Compensation.”  The Company has adopted the appropriate disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”

Had compensation cost for stock options awarded been determined consistently with SFAS Statement No. 123, the Company’s net income and earnings per share would have reflected the following pro forma amounts at August 31:

	2002	2003	2004
Net income available to common stockholders before cumulative effect of a change in accounting principle:
As reported	$3,438,000	$2,821,000	$2,921,000
Stock based employee cost, net of tax	302,000	100,000	130,000
Pro forma	$3,136,000	$2,721,000	$2,791,000
Diluted earnings per common share:
As reported	$0.76	$0.63	$0.68
Stock based employee cost, net of tax	0.04	0.02	0.03
Pro forma	$0.70	$0.61	$0.65

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

The Company performed a transitional fair value based impairment test on its goodwill as of September 1, 2002.  As a result, an impairment charge of $22,343,000 was recorded as of September 1, 2002.  The charge is presented as the cumulative effect of a change in accounting principle in the accompanying consolidated statements of operations.  The charge is net of an income tax benefit of $4,812,000.  An additional impairment charge of $26,000 was recorded in the fourth quarter of fiscal 2003 as a result of the Company’s annual test for impairment.

The carrying amount of goodwill and the impairment charge with respect to the Company’s reportable segments is as follows:

Segment	Balance at August 31, 2002	Impairment Charges (Pre-tax)	Balance at August 31, 2003	Balance at August 31, 2004

Optical components	$8,867,000	$5,953,000	$2,914,000	$2,914,000
Material handling components	5,095,000	—	5,095,000	5,095,000
Irrigation components	8,539,000	8,539,000	—	—
Electrical components	12,689,000	12,689,000	—	—

Consolidated	$35,190,000	$27,181,000	$8,009,000	$8,009,000

The following is a reconciliation of previously reported net income available to common stockholders and earnings per share, before cumulative effect of a change in accounting principle, to the amounts adjusted for the exclusion of goodwill amortization for the years ended August 31:

	2002	2003	2004

Reported income before cumulative effect of accounting change	$3,438,000	$2,821,000	$2,921,000
Add back: Goodwill amortization, net of taxes	880,000	—	—
Adjusted income before cumulative effect of accounting change	$4,318,000	$2,821,000	$2,921,000

Basic earnings per share:

Reported income before cumulative effect of accounting change	$.78	$0.65	$0.69
Goodwill amortization	.20	—	—
Adjusted income before cumulative effect of accounting change	$.98	$.65	$.69

Diluted earnings per share:

Reported income before cumulative effect of accounting change	$.76	$.63	$.68
Goodwill amortization	.20	—	—
Adjusted income before cumulative effect of accounting change	$.96	$.63	$.68

3.                                      Earnings per share

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

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted EPS was calculated using the “treasury stock” method as if dilutive options had been exercised and the funds were used to purchase common shares at the average market price during the period.  Options to purchase 412,940 common shares as of August 31, 2002, 736,597 common shares as of August 31, 2003 and 171,296 shares as of August 31, 2004 were excluded from the calculation of equivalent shares, as they would have been anti-dilutive.  The 5,000 shares of previously outstanding preferred stock, convertible into 625,000 shares of common stock, were excluded from the calculation of equivalent shares, as they would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for “income available to common stockholders” and other disclosures required by Statement of Accounting Standards No. 128, “Earnings per Share”, for the years ended August 31:

	2002	2003	2004
Numerators:

Before cumulative effect of a change in accounting principle:

Net income	$3,929,000	$3,558,000	$3,371,000
Preferred stock accretion	(491,000)	(737,000)	(450,000)
Income available to common stockholders	$3,438,000	$2,821,000	$2,921,000

After cumulative effect of a change in accounting principle:

Net income (loss)	$3,929,000	$(18,785,000)	$3,371,000
Preferred stock accretion	(491,000)	(737,000)	(450,000)
Income available to common stockholders	$3,438,000	$(19,522,000)	$2,921,000

Denominators:

Weighted average shares outstanding – basic	4,398,000	4,359,000	4,215,000
Impact of common shares to be issued under stock option plans	114,000	90,000	82,000
Weighted average shares outstanding – diluted	4,512,000	4,449,000	4,297,000

4.                                      Supplemental cash flow information

Cash flows from net changes in assets and liabilities, net of effects of acquisitions for the years ended August 31:

	2002	2003	2004
Accounts receivable, net	$168,000	$1,865,000	$(2,498,000)
Inventories	1,595,000	668,000	(2,239,000)
Prepaid expenses and other assets	1,103,000	320,000	(459,000)
Accounts payable	(249,000)	(1,108,000)	3,786,000
Accrued liabilities	(13,000)	(399,000)	2,341,000
Cash flows from net changes in assets and liabilities, net of the effects of acquisitions	$2,604,000	$1,346,000	$931,000

Cash paid during the years ended August 31:

	2002	2003	2004

Interest	$2,536,000	$1,250,000	$1,555,000
Income taxes	$470,000	$1,888,000	$834,000

Non-cash investing and financing activities:

	2002	2003	2004
Common stock issued to 401K Plan	$240,000	$428,000	$345,000
Common stock issued in business acquisition	$530,000	—	—
Accretion of redeemable preferred stock	$491,000	$737,000	$450,000
Issuance of subordinated debt for repurchase of:
Preferred stock	—	—	$6,553,000
Common stock	—	—	$3,633,000
Minority interest in subsidiary given as partial consideration for land and building	—	—	$205,000
Details of acquisitions (Note 19):
Fair value of assets acquired	$5,344,000	$—	$2,025,000
Liabilities assumed or incurred	(2,659,000)	—	(122,000)
Cash paid	2,685,000	—	1,903,000
Less cash acquired	—	—	—
Net cash used in acquisitions	$2,685,000	$—	$1,903,000

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

Long-term debt – At August 31, 2003, the estimated fair value of total long-term debt was $20,501,000 compared to the carrying value of $20,115,000.  At August 31, 2004, the estimated fair value of debt was equal to the carrying value of $30,858,000 based on market rates.

6.                                      Inventories

Inventories consisted of the following at August 31:

	2003	2004
Finished goods	$4,266,000	$6,407,000
Work in process	515,000	296,000
Materials and parts	6,864,000	8,046,000
	$11,645,000	$14,749,000

7.                                      Property, plant and equipment

Property, plant and equipment consisted of the following at August 31:

	2003	2004
Land, at cost	$2,636,000	$2,716,000
Buildings and leasehold improvements, at cost	14,893,000	17,382,000
Machinery and equipment, at cost	34,602,000	40,124,000
Office furniture and equipment, at cost	3,600,000	3,620,000
	55,731,000	63,842,000
Accumulated depreciation	(29,619,000)	(32,789,000)
Net property, plant and equipment	$26,112,000	$31,053,000

8.                                      Goodwill and other intangibles

Goodwill and other intangibles consisted of the following at August 31:

	2003	2004
Goodwill	$8,902,000	$8,902,000
Less: accumulated amortization	(893,000)	(893,000)
Goodwill, net	$8,009,000	$8,009,000

Other intangibles	$2,324,000	$2,404,000
Less: accumulated amortization	(911,000)	(1,159,000)
Other intangibles, net	$1,413,000	$1,245,000

Other intangibles consisted of the following at August 31:

	2003			2004
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Non-compete agreement	$695,000	$(200,000)	$495,000	$695,000	$(268,000)	$427,000
Royalty agreement	599,000	(118,000)	481,000	599,000	(136,000)	463,000
Patents, trademarks, trade names	674,000	(348,000)	326,000	674,000	(411,000)	263,000
Other	356,000	(245,000)	111,000	436,000	(344,000)	92,000
Total	$2,324,000	$(911,000)	$1,413,000	$2,404,000	$(1,159,000)	$1,245,000

Amortization of other intangibles for fiscal year 2004 was $248,000.  Future amortization of other intangibles at August 31, 2004 is as follows:

Fiscal Year	Amount
2005	$269,000
2006	$176,000
2007	$131,000
2008	$129,000
2009	$110,000
2010 and thereafter	$430,000

9.                                      Income taxes

The provision for income taxes consisted of the following for the years ended August 31:

	2002	2003	2004
Current:
Federal	$1,977,000	$804,000	$1,065,000
State	85,000	(99,000)	297,000
Foreign	213,000	116,000	189,000
	2,275,000	821,000	1,551,000
Deferred:
Federal	(133,000)	842,000	304,000
State	(6,000)	97,000	44,000
	(139,000)	939,000	348,000
Provision for income taxes	$2,136,000	$1,760,000	$1,899,000

The following table provides a reconciliation between the provision for taxes based on income included in the accompanying consolidated statements of operations and the provision for taxes computed by applying the statutory income tax rate to income before taxes for the years ended August 31:

	2002	2003	2004
Provision for federal taxes at statutory rates	$2,062,000	$1,808,000	$1,792,000
State tax, net of federal benefit	50,000	84,000	216,000
Amortization of nondeductible goodwill	192,000	—	—
Extraterritorial income exclusion benefit	(147,000)	(129,000)	(182,000)
Other, net	(21,000)	(3,000)	73,000
Provision for income taxes	$2,136,000	$1,760,000	$1,899,000

The components of the Company’s net deferred tax assets (liabilities) at August 31 were as follows:

	2003	2004
State taxes	$157,000	$89,000
Accrued expenses	1,049,000	1,224,000
Reserves	802,000	1,040,000
Total current deferred tax assets	2,008,000	2,353,000
Other long-term deferred tax assets	53,000	(11,000)
Long-term reserves	773,000	725,000
Depreciation	(2,046,000)	(1,918,000)
Amortization	3,650,000	2,941,000
Total non-current deferred tax assets (liabilities)	2,430,000	1,737,000
Net deferred tax assets (liabilities)	$4,438,000	$4,090,000

10.                               Revolving line of credit and long-term debt

Long-term debt consisted of the following at August 31:

	2003	2004
Revolving line of credit	$4,757,000	$12,343,000
Bank term loan	6,001,000	4,537,000
Real estate and other	9,357,000	10,983,000
Subordinated debt	—	2,995,000

Total	20,115,000	30,858,000
Less: current maturities	3,896,000	2,195,000
Long-term portion	$16,219,00	$28,663,000

Future maturities of long-term debt at August 31, 2004 were as follows:

Fiscal Year	Amount
2005	$2,195,000
2006	7,181,000
2007	18,171,000
2008	1,837,000
2009	946,000
2010 and thereafter	528,000
Total	$30,858,000

The Company has a revolving line of credit from its principal bank, which expires in February 2007, with availability of up to $25,000,000, depending on levels of accounts receivable and inventory.  At August 31, 2004, the total capacity under the revolving line of credit was $18,508,000, of which advances were $12,343,000, all classified as long-term.  Depending on certain financial ratios, interest on the line of credit is at 0.075% to 1.0% below the applicable prime rate or 1.25% to 1.5% above LIBOR, at the Company’s option, in traunches.  The average interest rate on the revolving line of credit was 3.1% at August 31, 2003 and 2004.  There is a charge of 0.25% on the unused portion of the line of credit.  The Company has an amortizing, 4.695%, 5-year bank term loan with a balance of $4,537,000 at August 31, 2004.  The loan replaced a former bank term loan with an interest rate of 8.4% at August 31, 2003.  The bank loans are subject to certain covenants and restrictions and are secured by substantially all of the Company’s assets, excluding real estate and equipment related to certain other long-term debt.

The Company’s other long-term debt is primarily comprised of fixed rate and variable rate loans, secured by related real estate and equipment, with typical terms of  5 to 7 years.  Average interest rates on other long-term debt were 3.5% at August 31, 2003 and 4.2% at August 31, 2004.  The Company has a subordinated note with a balance of $2,995,000 at August 31, 2004.  The interest rate on the subordinated debt at August 31, 2004 was 7.5%, which is scheduled to decline by ½ % for each one million dollars by which the note is retired.

11.                               Preferred stock and subordinated debt

The Company had 5,000 shares of mandatorily redeemable preferred stock, the holders of which had the right to demand redemption beginning December 14, 2004 for $7,025,000, with daily scheduled increases of the redemption value.  On May 3, 2004, the Company repurchased and retired all of its outstanding preferred stock for $6,553,000, and 452,852 shares of its common stock at $8.02 per share, by issuance of new, unsecured, subordinated debt of $10,186,000 with an initial interest rate of 12%.  Subsequently, the Company retired $7,191,000 of the subordinated debt, with advances from its bank line of credit.  See Note 10 above.

12.                               Commitments and contingencies

The Company leases office and manufacturing facilities and certain equipment under non-cancelable operating leases which expire at various dates through May 2009.  Rental expense charged to operations was approximately $1,362,000 in 2002, $1,663,000 in 2003 and $1,739,000 in 2004.

The aggregate minimum future lease payments under these leases at August 31, 2004 are approximately as follows:

Fiscal Year	Amount
2005	$1,345,000
2006	990,000
2007	716,000
2008	651,000
2009	476,000
2010 and thereafter	—

The Company has adopted a Savings and Retirement Plan.  The plan, which qualifies under Section 401(k) of the Internal Revenue Code, allows employees to defer specified percentages of their compensation in a tax-deferred trust.  The Company may elect to make matching contributions and discretionary contributions, which can be made in cash or the Company’s common stock.  The cost of the Company matching contribution is partially offset by a reduction in payroll taxes.  Company contributions to the plan totaled $618,000 in 2002, $887,000 in 2003 and $846,000 in 2004.

The Company had an Employee Stock Ownership Plan (the “ESOP”).  Under the ESOP, the Company could make cash contributions to the ESOP trust for purchases of shares of the Company’s Common Stock, or could contribute Common Stock directly to the ESOP trust. The total contributions by the Company to the ESOP were $290,000 in fiscal 2002.  In August 2002, the ESOP was merged with the Savings and Retirement Plan.

The Company is subject to legal proceedings and claims arising in the ordinary course of business.  Although occasional adverse decisions may occur, the Company believes that the final disposition of existing matters will not have a material adverse effect on its financial condition or results of operation.

13.                               Minority interest

In connection with a plant acquisition in January 2004, the Company sold approximately 5% of the stock of a subsidiary to the former owner of the plant.  The excess of the purchase price over the stock’s net book value has been recorded as a gain directly in the statement of stockholders’ equity due to the uncertainty of its realization. Under the terms of the stock sale agreement, the purchaser has the right to acquire additional shares or, commencing in January 2007, put the shares back to the Company at a price based upon a prescribed formula.  Commencing in January 2008, the Company has the right to repurchase the minority interest shares based on a prescribed formula.

14.                               Product warranties

The following table summarizes information about the Company’s product warranty liability for the years ended August 31:

	2002	2003	2004
Beginning of period	$496,000	$550,000	$472,000
Deductions	(565,000)	(337,000)	(419,000)
Additions	591,000	259,000	393,000
Other – acquired in acquisitions	28,000	—	25,000
End of period	$550,000	$472,000	$471,000

15.                               Related party transactions

The Company is obligated to pay fees and commissions on certain products to one of its directors, pursuant to pre-existing agreements with a subsidiary acquired in fiscal 1997.  Total fees and commissions were $42,000 in 2002, $30,000 in 2003 and $30,000 in 2004.  The agreements continue until 2009.

16.                               Stock-based compensation plans

The Company has three stock option plans (the “Plans”) which have been approved by the Stockholders and are administered by its Board of Directors.  Under the Plans, options to acquire shares of common stock may be granted to key employees, directors, consultants, vendors and others in the following amounts:

Plan	Total Shares Authorized	Shares Remaining and Available for Grant at August 31, 2004

1991 Plan	150,000	—
1995 Plan	350,000	21,527
1999 Plan	750,000	121,390

In addition, options have been issued in conjunction with acquisitions, the fair value of which was included in the acquisition purchase prices.

The Company accounts for stock options issued to employees and directors under APB Opinion No. 25 and Financial Interpretation No. 44.  Under APB 25, if the exercise price of the stock option equals the market price of the underlying stock on the issuance date, no compensation expense is recognized.  Consequently, no compensation expense was recognized under these plans for fiscal years 2002, 2003 and 2004.  The Company is required by SFAS No. 123 “Accounting for Stock-Based Compensation” to provide pro forma disclosures under an alternate fair value method of accounting.

For pro forma disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for grants in fiscal years 2002, 2003 and 2004:

	2002	2003	2004
Weighted average risk-free interest rate	4.2%	2.6%	3.5%
Volatility	35%	35%	34%
Expected dividend yields	—	—	—
Weighted average expected life in years	4.8	4.9	5.0

Under these Plans, the options are generally issued with exercise prices equal to the market price of the Company’s stock on the grant date.  Options vest cumulatively over various periods, at the discretion of the Board of Directors, up to five years from the grant date, are exercisable in whole or in installments, and expire up to ten years from the date of grant.  All option grants during the three year period ended August 31, 2004 were pursuant to Stockholder approved plans.  Options that are forfeited are again available for grant under the Plans.  All options fully vest immediately prior to a change in control of the Company, as defined in the stock option plans.

A summary of the status of the Company’s stock options at August 31, 2002, 2003 and 2004 and changes during the years then ended, is presented in the following table:

	2002		2003		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,044,012	$8.33	1,082,153	$8.58	1,034,435	$8.48
Granted	165,000	$8.41	84,000	$9.45	105,000	$7.57
Exercised	(80,433)	$3.30	(37,925)	$6.71	(136,835)	$4.33
Forfeited/expired	(46,426)	$11.36	(93,793)	$11.31	(50,442)	$10.25
Outstanding at end of year	1,082,153	$8.58	1,034,435	$8.48	952,158	$8.88

Exercisable at end of year	744,161	$8.04	761,608	$8.10	667,177	$8.99
Weighted average fair value of options granted		$3.26		$3.22		$2.72

The following table summarizes information about stock options outstanding at August 31, 2004:

		Outstanding		Exercisable
Exercise Price Range	Weighted Average Remaining Term (Years)	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$4.55 - $5.75	2.7	162,115	$5.20	162,115	$5.20
$7.50 - $9.53	6.1	416,750	$8.52	197,250	$8.84
$9.55 - $12.16	4.7	329,357	$10.61	264,126	$10.78
$12.50 - $13.72	4.3	43,936	$12.75	43,686	$12.82
		952,158	$8.88	667,177	$8.99

17.                               Unaudited quarterly information

	Quarters ended
	November	February	May	August	Fiscal Year
	(in thousands, except per share amounts)
Fiscal 2003:
Net sales	$28,548	$27,562	$28,342	$26,688	$111,140
Gross profit	$7,658	$6,709	$7,046	$6,391	$27,804
Income before cumulative effect of accounting change	$1,155	$687	$768	$948	$3,558
Preferred stock accretion	$184	$185	$184	$184	$737
Net income (loss) available to common stockholders	$(21,372)	$502	$584	$764	$(19,522)

Earnings (loss) per common share:
before cumulative effect of a change in accounting principle:
Basic	$.22	$.11	$.14	$.18	$.65
Diluted	$.21	$.11	$.13	$.18	$.63
after cumulative effect of a change in accounting principle:
Basic	$(4.82)	$.11	$.14	$.18	$(4.48)
Diluted	$(4.82)	$.11	$.13	$.18	$(4.48)

Fiscal 2004:
Net sales	$25,926	$26,545	$33,160	$30,773	$116,404
Gross profit	$6,371	$6,289	$8,064	$7,158	$27,882
Net income	$830	$453	$1,390	$698	$3,371
Preferred stock accretion	$184	$185	$81	$—	$450
Net income available to common stockholders	$646	$268	$1,309	$698	$2,921
Earnings per common share:
Basic	$.15	$.06	$.31	$.18	$.69
Diluted	$.15	$.06	$.30	$.17	$.68

18.                               Comprehensive Income

As part of its interest rate management program, the Company periodically enters into interest rate swap agreements with respect to portions of its outstanding debt.  The purpose of these swaps is to mitigate the adverse effect on cash flows of an increase in interest rates.  There were no swap agreements in place as of August 31, 2003 and 2004.  When used, these swap agreements qualified as derivative instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and for Hedging Activities” and, accordingly, changes in their fair value resulted in the recognition of other comprehensive income or loss pursuant to SFAS No. 133.

The reconciliation of net income to total comprehensive income for the years ended August 31 is as follows:

	2002	2003	2004
Net income (loss)	$3,929,000	$(18,785,000)	$3,371,000
Changes in value of interest rate swaps	128,000	—	—
Total comprehensive income (loss)	$4,057,000	$(18,785,000)	$3,371,000

19.                               Acquisitions

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

The results of operations of the above described acquisition have been included in the consolidated results of operations and statements of cash flows of the Company since the date of acquisition.  The following pro forma financial information presents the results of operations of the continuing businesses of the Company as though the acquisition of Genesta had been made as of September 1, 2001.  Pro forma adjustments have been made to give the effect to the amortization of other intangibles, adjustments in depreciation and inventory value, interest expense related to acquisition debt, the related tax effects and the effect upon diluted earnings per share of accretion in the value of preferred stock issued in conjunction with the acquisition.

Unaudited, pro forma results of operations for the year ended August 31, 2002:

Net sales	$119,113,000
Income before cumulative effect of a change in accounting principle	$4,087,000
Income per common share before cumulative effect of a change in accounting principle:
Basic	$0.76
Diluted	$0.74

The above pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of the periods presented or of the results which may be achieved in the future.

On January 19, 2004, Summa acquired certain assets from the Micro-irrigation division of R.M. Wade & Co. (“Wade”), including the product brand “Pepco” and transitional rights to the product brand “Wade Rain”.  Pepco is a brand of products for commercial landscape irrigation and Wade Rain is a brand of products used in agricultural irrigation.  The aggregate purchase price paid for the assets consisted of $1,903,000 in cash, liabilities assumed or incurred of $97,000 and acquisition costs of $25,000.  The transaction was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed or incurred based upon their fair value at the date of acquisition.  No goodwill was recorded in this transaction.  Results of operations for the period prior to the acquisition were not material and, accordingly, pro forma results of operations have not been presented.

20.                               Segment information

The Company has four reportable segments identified by differences in products and distribution channels.  The accounting policies of the segments are the same as those described in the summary of significant accounting polices.  The Company’s operations are reported in the following business segments:

Optical Components.  In its Optical Components segment, Summa designs and manufactures plastic prismatic lenses, reflectors and diffusers and other plastic products, which are used in commercial and industrial lighting fixtures, display, signage, architectural and other applications.

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

Financial information by reportable business segment is reported in the following table.  Inter-segment sales have been reclassified to conform to current presentations.  Inter-segment sales are transferred at cost.

	2002	2003	2004
External sales:
Optical Components	$60,908,000	$57,425,000	$55,830,000
Material Handling Components	25,468,000	25,332,000	26,207,000
Irrigation Components	16,827,000	16,454,000	22,416,000
Electrical Components	13,038,000	11,929,000	11,951,000
Consolidated	$116,241,000	$111,140,000	$116,404,000
Inter-segment sales:
Optical Components	$—	$266,000	$2,606,000
Material Handling Components	—	—	—
Irrigation Components	1,812,000	2,399,000	673,000
Electrical Components	—	—	—
Other	(1,812,000)	(2,665,000)	(3,279,000)
Consolidated	$—	$—	$—
Total sales:
Optical Components	$60,908,000	$57,691,000	$58,436,000
Material Handling Components	25,468,000	25,332,000	26,207,000
Irrigation Components	18,639,000	18,853,000	23,089,000
Electrical Components	13,038,000	11,929,000	11,951,000
Other	(1,812,000)	(2,665,000)	(3,279,000)
Consolidated	$116,241,000	$111,140,000	$116,404,000
Operating income:
Optical Components	$7,832,000	$7,139,000	$7,720,000
Material Handling Components	2,708,000	1,686,000	940,000
Irrigation Components	(1,113,000)	(721,000)	390,000
Electrical Components	654,000	366,000	(97,000)
Other	(1,516,000)	(1,671,000)	(2,098,000)
Consolidated	$8,565,000	$6,799,000	$6,855,000
Assets:
Optical Components	$38,643,000	$28,228,000	$30,183,000
Material Handling Components	17,063,000	18,335,000	20,069,000
Irrigation Components	18,262,000	10,497,000	13,622,000
Electrical Components	20,973,000	6,999,000	10,453,000
Other	2,624,000	4,457,000	5,790,000
Consolidated	$97,565,000	$68,516,000	$80,117,000
Capital expenditures:
Optical Components	$1,661,000	$1,022,000	$1,113,000
Material Handling Components	581,000	1,694,000	2,943,000
Irrigation Components	1,045,000	1,169,000	648,000
Electrical Components	93,000	170,000	3,550,000
Other	—	—	80,000
Consolidated	$3,380,000	$4,055,000	$8,334,000
Depreciation and amortization:
Optical Components	$2,733,000	$2,169,000	$2,209,000
Material Handling Components	1,619,000	1,387,000	1,216,000
Irrigation Components	717,000	682,000	862,000
Electrical Components	1,104,000	695,000	656,000
Other	40,000	37,000	25,000
Consolidated	$6,213,000	$4,970,000	$4,968,000

In the fourth quarter of fiscal 2004, all of the assets and operations of the former Miscellaneous Plastic Components segment were integrated with the Irrigation Components segment.  Prior-period segment information has been restated to conform to the consolidation.  Segment information as reported prior to the consolidation is as follows:

	2002	2003	2004
External sales:
Irrigation Components	$13,660,000	$14,394,000	$21,800,000
Miscellaneous Plastic Components	3,167,000	2,060,000	616,000
Total	$16,827,000	$16,454,000	$22,416,000

Inter-segment sales:
Irrigation Components	$—	$—	$—
Miscellaneous Plastic Components	2,903,000	3,331,000	1,481,000
Total	$2,903,000	$3,331,000	$1,481,000

Total sales:
Irrigation Components	$13,660,000	$14,394,000	$21,800,000
Miscellaneous Plastic Components	6,070,000	5,391,000	2,097,000
Total	$19,730,000	$19,785,000	$23,897,000

Operating income:
Irrigation Components	$873,000	$809,000	$1,163,000
Miscellaneous Plastic Components	(1,986,000)	(1,530,000)	(773,000)
Total	$(1,113,000)	$(721,000)	$390,000

Assets:
Irrigation Components	$13,679,000	$7,556,000	$13,622,000
Miscellaneous Plastic Components	4,583,000	2,941,000	—
Total	$18,262,000	$10,497,000	$13,622,000

Capital Expeditures:
Irrigation Components	$848,000	$973,000	$3,540,000
Miscellaneous Plastic Components	197,000	196,000	10,000
Total	$1,045,000	$1,169,000	$3,550,000

Depreciation and amortization:
Irrigation Components	$430,000	$421,000	$699,000
Miscellaneous Plastic Components	287,000	261,000	163,000
Total	$717,000	$682,000	$862,000

Interest expense and income taxes are not shown in the preceeding tables, as they are not fully allocated by segment.  “Other” includes inter-company eliminations and corporate and other expenses not allocated by segment.

Sales to the Company’s largest single customer, as a percent of total sales, represented 10.3% in 2002, 10.0% in 2003 and 9.7% in 2004.

Sales by geographic area, based on customer location, were as follows for the years ended August 31:

	2002	2003	2004
United States	$98,376,000	$93,273,000	$96,440,000
Mexico and Canada	7,726,000	8,772,000	9,507,000
Europe	6,551,000	6,167,000	7,019,000
Latin America	1,312,000	773,000	617,000
Asia	974,000	856,000	1,297,000
Other	1,302,000	1,299,000	1,524,000
	$116,241,000	$111,140,000	$116,404,000

Long-lived assets, comprised of property, plant and equipment, net of accumulated depreciation, by geographic location, were as follows at August 31:

	2003	2004
United States	$25,386,000	$30,479,000
Canada	726,000	574,000
Total	$26,112,000	$31,053,000

21.                               Subsequent event

In October 2004, the Company declared a dividend of $.06 per share to stockholders of record on November 29, 2004.  The aggregate dividend of approximately $240,000 is scheduled to be paid on or about December 10, 2004.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

TO:                            The Board of Directors and Stockholders of Summa Industries:

Our audits of the consolidated financial statements referred to in our report dated October 25, 2004 appearing in the 2004 Annual Report on Form 10-K of Summa Industries also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
October 25, 2004

Summa Industries
Schedule II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

For the three years ended August 31

	Balance at beginning of period	Amounts charged to expense	Other adjustments	Amounts written off	Balance at end of period
2002	$514,000	$221,000	$16,000	$(118,000)	$633,000
2003	$633,000	$251,000	—	$(279,000)	$605,000
2004	$605,000	$402,000	—	$(322,000)	$685,000

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, Summa has duly caused this Annual Report on Form 10-K for the fiscal year ended August 31, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2004.

Summa Industries

By:	/s/ James R. Swartwout
James R. Swartwout
President

Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K for the fiscal year ended August 31, 2004 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James R. Swartwout	Chairman of the Board, President	November 4, 2004
James R. Swartwout	& Chief Financial Officer
(Principal Executive and Financial Officer)

/s/ Michael L. Horst	Director	November 4, 2004
Michael L. Horst

/s/ William R. Zimmerman	Director	November 4, 2004
William R. Zimmerman

/s/ David McConaughy	Director	November 4, 2004
David McConaughy

	Director	November 4, 2004
Josh T. Barnes

/s/ Jack L. Watts	Director	November 4, 2004
Jack L. Watts

/s/ Charles A. Tourville	Director	November 4, 2004
Charles A. Tourville

/s/ Paul A. Walbrun	Vice President & Controller	November 4, 2004
Paul A. Walbrun	(Principal Accounting Officer)