Form 10-Q
period 2004-11-30
SUMMA INDUSTRIES/
filed 2005-01-06
CIK 62262

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

November 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     N/A    to     N/A

Commission file no. 1–7755

Summa Industries

(Name of registrant as specified in its charter)

Delaware	95–1240978
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

21250 Hawthorne Boulevard, Suite 500, Torrance, California 90503
(Address of principle executive offices, including zip code)

Registrant’s telephone number: (310) 792–7024

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b–2 of the Exchange Act).

Yes  ☐     No  ☒

The number of shares of common stock outstanding as of December 31, 2004 was 4,002,527.

Summa Industries

Summa Industries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	November 30, 2003	August 31, 2004	November 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$297,000	$1,248,000	$832,000
Accounts receivable	15,681,000	18,227,000	16,371,000
Inventories	13,198,000	14,749,000	15,118,000
Prepaid expenses and other	3,060,000	3,782,000	4,512,000
Total current assets	32,236,000	38,006,000	36,833,000
Property, plant and equipment	56,261,000	63,842,000	67,152,000
Less accumulated depreciation	(30,637,000)	(32,789,000)	(34,066,000)
Net property, plant and equipment	25,624,000	31,053,000	33,086,000
Other assets	2,518,000	1,804,000	1,840,000
Goodwill and other intangibles, net	9,361,000	9,254,000	9,186,000
Total assets	$69,739,000	$80,117,000	$80,945,000
Current liabilities:
Accounts payable	$6,149,000	$9,088,000	$6,543,000
Accrued liabilities	4,504,000	7,429,000	6,744,000
Current maturities of long–term debt	3,448,000	2,195,000	2,702,000
Total current liabilities	14,101,000	18,712,000	15,989,000
Long–term debt, net of current maturities	16,247,000	28,663,000	31,591,000
Other long–term liabilities	2,594,000	2,508,000	2,500,000
Total long–term liabilities	18,841,000	31,171,000	34,091,000
Mandatorily redeemable convertible preferred stock, par value $.001, 5,000 shares authorized, issued and outstanding	6,287,000	—	—
Minority interest in subsidiary	—	205,000	205,000
Stockholders’ equity:
Common stock, par value $.001; 10,000,000 shares authorized; issued and outstanding:
4,317,492 at November 30, 2003, 3,974,187 at August 31, 2004 and 4,002,527 at November 30, 2004	18,061,000	15,305,000	15,566,000
Retained earnings	12,449,000	14,724,000	15,094,000
Total stockholders’ equity	30,510,000	30,029,000	30,660,000

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$69,739,000	$80,117,000	$80,945,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited)

	Three months ended November 30
	2003	2004
Net sales	$25,926,000	$28,238,000
Cost of sales	19,555,000	21,793,000
Gross profit	6,371,000	6,445,000
Selling, general, administrative and other expenses	4,820,000	5,118,000
Operating income	1,551,000	1,327,000
Interest expense	305,000	367,000
Income before income taxes	1,246,000	960,000
Provision for income taxes	416,000	350,000
Net income	$830,000	$610,000
Preferred stock accretion	$184,000	$—
Net income available to common stockholders	$646,000	$610,000
Earnings per common share
Basic	$.15	$.15
Diluted	$.15	$.15
Weighted average common shares outstanding:
Basic	4,287,000	3,984,000
Diluted	4,355,000	4,064,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended November 30
	2003	2004
Operating activities:
Net income	$830,000	$610,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,163,000	1,277,000
Amortization	61,000	68,000
Net change in assets and liabilities:
Accounts receivable	48,000	1,856,000
Inventories	(1,553,000)	(369,000)
Prepaid expenses and other assets	(350,000)	(766,000)
Accounts payable	847,000	(2,545,000)
Accrued liabilities	(173,000)	(672,000)
Total adjustments	43,000	(1,151,000)
Net cash provided by (used in) operating activities	873,000	(541,000)
Investing activities:
Purchases of property and equipment	(675,000)	(3,310,000)
Net cash (used in) investing activities	(675,000)	(3,310,000)
Financing activities:
Net proceeds from line of credit	877,000	1,743,000
Proceeds from issuance of long–term debt	—	2,229,000
Payments on long–term debt	(1,297,000)	(537,000)
Proceeds from the exercise of stock options	139,000	—
Net cash provided by (used in) financing activities	(281,000)	3,435,000
Net (decrease) in cash and cash equivalents	(83,000)	(416,000)
Cash and cash equivalents, beginning of period	380,000	1,248,000
Cash and cash equivalents, end of period	$297,000	$832,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2004

1.                                      Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Summa Industries (the “Company”) have been condensed in certain respects and should, therefor, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10–K for the year ended August 31, 2004. Certain prior year amounts have been reclassified in the accompanying financial statements to conform with current year presentations.  In the opinion of the Company, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments.  The results of operations for the three months ended November 30, 2004 are not necessarily indicative of the results to be expected for the full year ending August 31, 2005.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share–Based Payments,” which requires companies to recognize in the income statement the grant–date fair value of stock options and equity–based compensation issued to employees. The Company reports equity based compensation in accordance with Accounting Principles Board Opinion No. 25 and Financial Interpretation No. 44, and accordingly, no compensation expense is recognized in the financial statements. The pro forma effect of equity–based compensation under SFAS No. 123, “Accounting for Stock–Based Compensation,” is disclosed in Note 4 below. The standard is effective for interim or annual reporting periods beginning after June 15, 2005. The Company is currently evaluating the impact of adopting this standard.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), “Inventory Costs–an amendment of ARB 43, Chapter 4.”  This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amount of idle facility expense, freight, handling costs and wasted material.  This statement requires that those items be recognized as current period charges.  In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  The Company will adopt this statement, effective with its fiscal year beginning September 1, 2005.  The Company is currently evaluating the effect of the adoption of this statement on the Company’s results of operations or financial position.

2.                                      Inventories

Inventories were as follows:

	November 30, 2003	August 31, 2004	November 30, 2004
Finished goods	$5,202,000	$6,407,000	$6,771,000
Work in process	325,000	296,000	292,000
Materials and parts	7,671,000	8,046,000	8,055,000

	$13,198,000	$14,749,000	$15,118,000

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

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted EPS was calculated using the “treasury stock” method as if dilutive options had been exercised and the funds were used to purchase common shares at the average market price during the period.  Options to purchase 616,000 common shares as of

November 30, 2003 and 590,000 common shares as of November 30, 2004 were excluded from the calculation of equivalent shares, as they would have been anti–dilutive.  The 5,000 shares of outstanding preferred stock, convertible into 625,000 shares of common stock, were excluded from the calculation of equivalent shares for the three month period ended November 30, 2003, as they would have been anti–dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for “income available to common stockholders” and other disclosures required by FASB Statement of Accounting Standards No. 128, “Earnings per Share”:

	Three months ended November 30
	2003	2004
Numerators:

Net income	$830,000	$610,000
Preferred stock accretion	(184,000)	—
Income available to common stockholders	$646,000	$610,000

Denominators:

Weighted average shares outstanding – basic	4,287,000	3,984,000
Impact of common shares assumed to be issued under stock option plans	68,000	80,000
Weighted average shares outstanding – diluted	4,355,000	4,064,000

4.             Stock–based compensation plans

The Company accounts for stock options issued to employees and directors in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25 and Financial Interpretation No. 44. Consequently, no compensation expense was recognized for the Company’s stock option plans. The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock–Based Compensation”. The fair value estimate was computed using the Black–Scholes option pricing model.

	Three months ended November 30
	2003	2004

Income available to common stockholders	$646,000	$610,000
Pro forma impact of expensing stock options	(30,000)	(32,000)
Pro forma income available to common stockholders	$616,000	$578,000

Earnings per share:
As reported:
Basic	$.15	$.15
Diluted	$.15	$.15

Pro forma:
Basic	$.14	$.15
Diluted	$.14	$.14

5.             Supplemental cash flow information

	Three months ended November 30
	2003	2004
Cash paid during the period:
Interest	$250,000	$387,000
Income taxes	$36,000	$550,000
Non–cash financing activity:
Common stock issued to 401(k) Plan	$345,000	$261,000
Dividend declared, $.06 per share	—	$(240,000)

6.     Segment information

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

Irrigation Components.   In its Irrigation Components segment, Summa designs and manufactures plastic injection–molded fittings, valves, filters and accessories, extruded tubing and other plastic products for drip irrigation systems used in agriculture, commercial landscape and other applications.

Electrical Components.  In its Electrical Components segment, Summa designs and manufactures thermoplastic coil forms or “bobbins” and other plastic products used principally in the manufacture of magnetic devices such as transformers, relays, switches, power supplies and small electric motors.

Financial information by reportable business segment is reported in the following tables:

	Three months ended November 30
	2003	2004
External sales
Optical components	$13,592,000	$14,150,000
Material handling components	5,893,000	6,409,000
Irrigation components	3,580,000	4,929,000
Electrical components	2,861,000	2,750,000
Consolidated	$25,926,000	$28,238,000

Inter–segment sales
Optical components	$446,000	$291,000
Material handling components	—	—
Irrigation components	798,000	—
Electrical components	—	—
Other	(1,244,000)	(291,000)
Consolidated	$—	$—

Total sales
Optical components	$14,038,000	$14,441,000
Material handling components	5,893,000	6,409,000
Irrigation components	4,378,000	4,929,000
Electrical components	2,861,000	2,750,000
Other	(1,244,000)	(291,000)
Consolidated	$25,926,000	$28,238,000

Operating income (loss)
Optical components	$1,808,000	$1,282,000
Material handling components	157,000	710,000
Irrigation components	(94,000)	163,000
Electrical components	140,000	(379,000)
Other	(460,000)	(449,000)
Consolidated	$1,551,000	$1,327,000

	November 30 2003	August 31 2004	November 30 2004
Assets
Optical components	$28,737,000	$30,183,000	$28,995,000
Material handling components	19,271,000	20,069,000	21,781,000
Irrigation components	10,194,000	13,622,000	13,709,000
Electrical components	6,956,000	10,453,000	10,737,000
Other	4,581,000	5,790,000	5,723,000

Consolidated	$69,739,000	$80,117,000	$80,945,000

In the fourth quarter of fiscal 2004, all of the assets and operations of the former Miscellaneous Plastic Components segment were integrated with the Irrigation Components segment.  Prior period segment information has been restated to conform to the consolidation.  Segment information as reported prior to the consolidation is as follows for the three months ended November 30:

2003
External sales:
Irrigation Components	$3,271,000
Miscellaneous Plastic Components	309,000
Total	$3,580,000
Inter–segment sales:
Irrigation Components	$—
Miscellaneous Plastic Components	798,000
Total	$798,000
Total sales:
Irrigation Components	$3,271,000
Miscellaneous Plastic Components	1,107,000
Total	$4,378,000
Operating income (loss):
Irrigation Components	$56,000
Miscellaneous Plastic Components	(150,000)
Total	$(94,000)
Assets:
Irrigation Components	$7,895,000
Miscellaneous Plastic Components	2,299,000
Total	$10,194,000

Interest expense and income taxes are not shown in the preceding tables, as they are not fully allocated by segment.  “Other” includes inter–company eliminations and corporate and other expenses not allocated by segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Quarterly Report on Form 10–Q, which are not purely historical, are forward–looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding Summa’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as those set forth in Part II, Item 1 “Legal Proceedings” below.  Actual results could differ materially from those projected in any forward–looking statements as a result of a number of factors, including those detailed in this “Management’s Discussion and Analysis” section and elsewhere herein and in the Company’s Annual Report on Form 10–K for the fiscal year ended August 31, 2004.  The forward–looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward–looking statements, or to update the reasons why actual results could differ materially from those projected in the forward–looking statements.  For a discussion of risks and uncertainties that should be considered and which could materially adversely affect the Company, please see “Risk Factors” in the “Management Discussion and Analysis” section of the Company’s Annual Report on Form 10–K for the fiscal year ended August 31, 2004.

Summa manufactures plastic products for diverse commercial and industrial markets. Through its four reportable segments, Summa designs and manufactures injection–molded and formed plastic optical components for OEM customers in the lighting industry; modular plastic conveyor belt and chain for the food processing industry; engineered plastic fittings, valves, filters and tubing for irrigation systems used in agriculture, commercial landscape and other applications; molded plastic coil forms (“bobbins”) for use in transformers, motors, relays and switches; and other molded and extruded plastic components for diverse industries.

Results of Operations

During the quarter ended November 30, 2004, the Company experienced some difficulty and delays in passing through plastic resin price increases, which adversely impacted gross margins and resulted in some loss of business to competitors who did not try to increase prices to the full extent of cost increases.  Although most of the recent price increases have now been implemented, further resin price increases have been announced or are anticipated in the near future and passing these on will represent a continuing challenge.

After the end of the quarter, the Company announced that it plans to sell several parcels of real estate which have or will become excess, primarily as a result of several consolidation and restructuring initiatives.  Summa estimates that the sales could result in a book gain of $5 to $9 million and generate cash, net of taxes, of $9 to $14 million.  The parcels will be offered for sale separately and the timing of each sale is uncertain.

The following table sets forth certain information, derived from Summa’s unaudited condensed consolidated statements of operations, as a percent of sales for the three month periods ended November 30, 2003 and 2004 and the Company’s effective income tax rate during those periods:

	Three months ended November 30
	2003	2004
Net sales	100.0%	100.0%
Cost of sales	75.4%	77.2%
Gross profit	24.6%	22.8%
S,G & A and other expenses, net	18.6%	18.1%
Operating income	6.0%	4.7%
Interest expense, net	1.2%	1.3%
Income before tax	4.8%	3.4%
Provision for income taxes	1.6%	1.2%
Net Income	3.2%	2.2%

Effective tax rate	33.4%	36.5%

Quarter ended November 30, 2004 compared to the quarter ended November 30, 2003

Sales for the first quarter ended November 30, 2004 increased $2,312,000, or 9%, primarily due to the contribution of sales from recently acquired operations in the Irrigation Components segment and the effects of price increases. Sales increased 4% in the Optical Components segment, primarily due to price increases; increased 9% in the Material Handling Components segment, primarily due to improved efficiencies, sales of new products and price increases; increased 38% in the Irrigation Components segment, primarily due to the inclusion of sales from recently acquired operations, recaptured market share from certain major customers, improved market conditions, the inclusion of the sales of the former Miscellaneous Plastic components segment and price increases; and decreased 4% in the Electrical Components segment, despite price increases, primarily due to reduced customer demand.

Gross profit for the first quarter increased $74,000, or 1%, from the comparable prior year period, primarily due to higher sales, substantially offset by increased material costs and plant consolidation costs.  Gross margin decreased from 24.6% to 22.8%, primarily due to difficulties and delays in fully passing through increases in plastic resin prices.

Operating expenses for the first quarter increased $298,000, or 6%, from the comparable prior year period, due to higher variable selling expenses related to higher sales, the inclusion of operating expenses of newly acquired operations and increased costs related to compliance with Sarbanes–Oxley rules and regulations and plant consolidation costs.  As a percent of sales, operating expenses decreased from 18.6% to 18.1%.

Operating income for the first quarter was $1,327,000, which was $224,000, or 14%, lower than in the comparable prior year period.  By segment, operating income decreased $526,000 in the Optical Components segment, due primarily to difficulty and delays in fully passing through resin price increases and an unfavorable product mix; increased $553,000 in the Material

Handling Components segment, primarily due to low sales volume and inefficiencies related to a plant consolidation in the prior year first quarter; increased $257,000 in the Irrigation Components segment, primarily due to the effects of higher sales volume; and decreased $519,000 in the Electrical Components segment, primarily due to costs of the business relocation which is underway. Operating margin for the quarter decreased from 6.0% in the first quarter of fiscal 2003 to 4.7% in the first quarter of fiscal 2004, due to the factors discussed above.

Net interest expense for the first quarter ended November 30, 2004 increased $62,000 from the prior year first quarter, due to higher average debt levels, despite lower average interest rates.

The provision for income taxes in the first quarter was $66,000 lower than in the prior year first quarter, despite a significantly higher effective tax rate of 36.5% versus 33.4% in the prior year, due to lower income before taxes.

The Company’s backlog of unfilled orders, believed to be firm, was $7,699,000 at November 30, 2003, $7,696,000 at August 31, 2004 and $7,877,000 at November 30, 2004.  Because the time between entering an order and shipping the product and recording a sale is typically shorter than one month, backlog levels are not a reliable indicator of future sales volume.

Liquidity and Capital Resources

Working Capital.  The Company’s working capital was $18,135,000 at November 30, 2003; $19,294,000 at August 31, 2004 and $20,844,000 at November 30, 2004.  Working capital at November 30, 2004 was $1,550,000 greater than at August 31, 2004, primarily due to a decrease in accounts payable due to seasonality, the timing of payments on capital projects and increased discounting of vendor invoices and increases in prepaid expenses and inventory, partially offset by a decrease in accounts receivable due to lower sequential quarter sales and improved collections.  Working capital at November 30, 2004 was $2,709,000 greater than at November 30, 2003, primarily due to the refinancing of a term loan which reduced the current portion of term debt, an increase in inventory in anticipation of increased sales, and a bulk purchase of inventory as part of an asset acquisition, partially offset by an increase in accrued liabilities.

Summary of the Company’s debt at November 30, 2004:

Description of Debt	Balance	Weighted Average Interest Rate	Additional Availability	Fiscal Year Due
				2005	2006	2007	2008	2009 and thereafter

Revolving line of credit	$14,086,000	3.7%	$5,282,000	$—	$—	$14,086,000	$—	$—
Bank term loan	4,310,000	4.7%	—	699,000	971,000	1,019,000	1,068,000	553,000
Real estate and other loans	12,902,000	4.4%	3,377,000	1,027,000	4,330,000	3,933,000	891,000	2,721,000
Subordinated debt	2,995,000	7.5%	—	—	2,000,000	995,000	—	—
Total debt	$34,293,000	4.4%	$8,659,000	$1,726,000	$7,301,000	$20,033,000	$1,959,000	$3,274,000

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

In October 2004, the Company announced a plan to repurchase up to $2,000,000 of its Common Stock with no time limit (the “2005 Buy Back”).  No shares were purchased during the quarter ended November 30, 2004.

Sources and Uses of Funds.  Net cash used in operating activities for the first quarter of fiscal 2005 was $541,000 compared to $873,000 provided by operating activities for the first quarter of fiscal 2004. The decrease was primarily due to decreases in accounts payable related to the timing of payments for inventory and capital equipment additions, partially offset by decreased accounts receivable due to seasonal reasons and improved collections. Net cash used in investing activities was $3,310,000 in the first quarter of fiscal 2005, $2,635,000 more than in the first quarter of fiscal 2004, primarily related to the investment in a new facility in the Material Handling Components segment. Net cash of $3,435,000 was provided by financing activities for the first quarter of fiscal 2005, primarily by debt related to the new facility, compared to $281,000 net cash used in the prior year first quarter used in paying debt.

Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned investments and debt service for the next twelve months.  The Company has a strategy of growth by acquisition.  In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed.  The Company has 10,000,000 shares of common stock authorized, of which 4,002,527 shares were outstanding at November 30, 2004 and 5,000,000 shares of “blank check” preferred stock authorized, of which none was outstanding at November 30, 2004.  The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

Off–Balance Sheet Arrangements

The Company’s material off–balance sheet arrangements are as follows:

Future Lease Payments.  The Company leases offices and manufacturing facilities and certain equipment under non–cancelable operating leases.  Future payments under these leases at November 30, 2004 are approximately as follows:

Fiscal Year	Amount
2005	$699,000
2006	$971,000
2007	$1,019,000
2008	$1,068,000
2009	$553,000
2010 and thereafter	$—

In recent years the Company has consolidated and/or abandoned several facilities in an effort to improve efficiencies and operating results, and plans further consolidations.  In the event the Company was to abandon a facility prior to its being leased to a new tenant, the Company could become obligated for accelerated lease payments or other expenses.

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

Impairment of Long–Lived Assets and Long–Lived Assets to be Disposed of.  The Company reviews its long–lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell.

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

Valuation of Inventory.  The Company values its inventories at the lower of cost or market using the first–in, first–out (FIFO) method. The Company records adjustments to the value of inventory based upon obsolescence and changes in market value as permanent changes in the carrying amount of such inventory until its ultimate sale or other disposition. The Company has evaluated the current level of inventories considering historical sales and other factors and, based on this evaluation, has recorded adjustments to cost of goods sold to adjust inventory to net realizable value.  These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer demand or competition differ from expectations.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the outstanding debt and related variable interest rates set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” above, there are no material changes to the disclosure set forth in Item 7A of the Company’s Annual Report on Form 10–K for the fiscal year ended August 31, 2004.  The Company has no market risk sensitive instruments entered into for trading purposes.

EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a – 14 and 13a–15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  There were no significant changes in the Company’s internal controls that could significantly affect these controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company encounters lawsuits from time to time in the ordinary course of business and, at November 30, 2004, the Company and/or its affiliates were parties to several civil lawsuits. Summa does not expect that the resolution of these lawsuits will have a material adverse impact on future results of operations or financial position.   Certain lawsuits filed against the Company from time to time contain claims not covered by insurance, or seek damages in excess of policy limits, and such claims could be filed in the future.  The Company may file patent infringement and/or other types of lawsuits in the future which may result in materially increased costs and other adverse consequences.  Any costs and/or losses that Summa may suffer from such lawsuits, and the effect such litigation may have upon the reputation and marketability of Summa’s products, could have a material adverse impact on the future results of operations, financial condition and/or prospects of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In October 2004, the Company announced a plan to repurchase up to $2,000,000 of its Common Stock with no time limit (the “2005 Buy Back”).  As of November 30, 2004, no shares had been repurchased under the 2005 Buy Back.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Section 302 Certification
32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on January 5, 2005.

Summa Industries

/s/ James R. Swartwout	/s/ Trygve M. Thoresen
James R. Swartwout	Trygve M. Thoresen
President and Chief Financial Officer	Vice President and Secretary