Form 10-Q
period 2005-02-28
SUMMA INDUSTRIES/
filed 2005-04-04
CIK 62262

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

February 28, 2005

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

Yes  ☐   No  ☒

The number of shares of common stock outstanding as of March 22, 2005 was 4,002,022.

Summa Industries

Summa Industries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

ASSETS	February 29, 2004	August 31, 2004	February 28, 2005
Current assets:
Cash and cash equivalents	$147,000	$1,248,000	$930,000
Accounts receivable	17,669,000	18,227,000	19,251,000
Inventories	13,828,000	14,749,000	15,213,000
Prepaid expenses and other	3,108,000	3,782,000	4,188,000
Total current assets	34,752,000	38,006,000	39,582,000
Property, plant and equipment	59,351,000	63,842,000	67,483,000
Less accumulated depreciation	(31,384,000)	(32,789,000)	(34,638,000)
Net property, plant and equipment	27,967,000	31,053,000	32,845,000
Other assets	2,518,000	1,804,000	1,852,000
Goodwill and other intangibles, net	9,378,000	9,254,000	9,117,000
Total assets	$74,615,000	$80,117,000	$83,396,000
Current liabilities:
Accounts payable	$5,871,000	$9,088,000	$8,793,000
Accrued liabilities	4,211,000	7,429,000	5,450,000
Current maturities of long-term debt	2,110,000	2,195,000	4,955,000
Total current liabilities	12,192,000	18,712,000	19,198,000
Long-term debt, net of current maturities	21,818,000	28,663,000	30,603,000
Other long-term liabilities	2,585,000	2,508,000	2,492,000
Total long-term liabilities	24,403,000	31,171,000	33,095,000
Mandatorily redeemable convertible preferred stock, par value $.001, 5,000 shares authorized, issued and outstanding	6,472,000	—	—
Minority interest in subsidiary	205,000	205,000	172,000
Stockholders’ equity:
Common stock, par value $.001; 10,000,000 shares authorized; issued and outstanding: 4,378,030 at February 29, 2004, 3,974,187 at August 31, 2004 and 4,002,022 at February 28, 2005	18,626,000	15,305,000	15,561,000
Retained earnings	12,717,000	14,724,000	15,370,000
Total stockholders’ equity	31,343,000	30,029,000	30,931,000
Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$74,615,000	$80,117,000	$83,396,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited)

	Three months ended		Six months ended
	February 29 2004	February 28 2005	February 29 2004	February 28 2005
Net sales	$26,545,000	$29,197,000	$52,471,000	$57,435,000
Cost of sales	20,256,000	23,410,000	39,811,000	45,203,000
Gross profit	6,289,000	5,787,000	12,660,000	12,232,000
Selling, general, administrative and other expenses	5,038,000	4,929,000	9,858,000	10,047,000
Operating income	1,251,000	858,000	2,802,000	2,185,000
Interest expense	584,000	471,000	889,000	838,000
Income before income taxes and minority interest	667,000	387,000	1,913,000	1,347,000
Provision for income taxes	(214,000)	(144,000)	(630,000)	(494,000)
Minority interest in net loss of subsidiary	—	33,000	—	33,000
Net income	$453,000	$276,000	$1,283,000	$886,000
Preferred stock accretion	$185,000	—	$369,000	—
Net income available to common stockholders	$268,000	$276,000	$914,000	$886,000
Earnings per common share
Basic	$.06	$.07	$.21	$.22
Diluted	$.06	$.07	$.21	$.22
Weighted average common shares outstanding:
Basic	4,370,000	4,002,000	4,328,000	3,993,000
Diluted	4,450,000	4,079,000	4,403,000	4,071,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended February 29, 2004	Six months ended February 28, 2005
Operating activities:
Net income	$1,283,000	$886,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,288,000	2,566,000
Amortization	124,000	137,000
(Gain) on disposition of property, plant and equipment	(2,000)	(114,000)
Minority interest in net loss of subsidiary	—	33,000
Net change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,940,000)	(1,024,000)
Inventories	(1,318,000)	(464,000)
Prepaid expenses and other assets	(354,000)	(454,000)
Accounts payable	569,000	(295,000)
Accrued liabilities	(597,000)	(1,800,000)
Total adjustments	(1,230,000)	(1,415,000)
Net cash provided by (used in) operating activities	53,000	(529,000)
Investing activities:
Acquisition of business	(1,903,000)	—
Purchases of property and equipment	(2,707,000)	(5,223,000)
Proceeds from sale of property and equipment	2,000	979,000
Net cash (used in) investing activities	(4,608,000)	(4,244,000)
Financing activities:
Net proceeds from line of credit	4,943,000	2,152,000
Proceeds from issuance of long-term debt	5,000,000	3,789,000
Payments on long-term debt	(6,130,000)	(1,241,000)
Proceeds from the exercise of stock options	526,000	—
Purchase of common stock	(17,000)	(5,000)
Payment of cash dividends	—	(240,000)
Net cash provided by financing activities	4,322,000	4,455,000
Net (decrease) in cash and cash equivalents	(233,000)	(318,000)
Cash and cash equivalents, beginning of period	380,000	1,248,000
Cash and cash equivalents, end of period	$147,000	$930,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

February 28, 2005

1.                                      Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Summa Industries (the “Company”) have been condensed in certain respects and should, therefor, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2004. Certain prior year amounts have been reclassified in the accompanying financial statements to conform with current year presentations.  In the opinion of the Company, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments.  The results of operations for the three months and six months ended February 28, 2005 are not necessarily indicative of the results to be expected for the full year ending August 31, 2005.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payments,” which requires companies to recognize in the income statement the grant-date fair value of stock options and equity-based compensation issued to employees. The Company reports equity based compensation in accordance with Accounting Principles Board Opinion No. 25 and Financial Interpretation No. 44, and accordingly, no compensation expense is recognized in the financial statements. The pro forma effect of equity-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation,” is disclosed in Note 4 below. The standard is effective for interim or annual reporting periods beginning after June 15, 2005. The Company is currently evaluating the impact of adopting this standard.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), “Inventory Costs-an amendment of ARB 43, Chapter 4.”  This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  This statement requires that those items be recognized as current period charges.  In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  The Company will adopt this statement, effective with its fiscal year beginning September 1, 2005.  The Company is currently evaluating the effect of the adoption of this statement on the Company’s results of operations and financial position.

2.                                      Inventories

Inventories were as follows:

	February 29, 2004	August 31, 2004	February 28, 2005
Finished goods	$5,658,000	$6,407,000	$7,135,000
Work in process	380,000	296,000	234,000
Materials and parts	7,790,000	8,046,000	7,844,000
	$13,828,000	$14,749,000	$15,213,000

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

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted EPS was calculated using the “treasury stock” method as if dilutive options had been exercised and the funds were used to purchase common shares at the average market price during the period.  Options to purchase 489,000 common shares as of February 29, 2004 and 314,000 common shares as of February 28, 2005 were excluded from the calculation of equivalent shares, as they would have been anti-dilutive.  The 5,000 shares of outstanding preferred stock, convertible into 625,000 shares of common stock, were excluded from the calculation of equivalent shares for the three month and six month periods ended February 29, 2004, as they would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for “income available to common stockholders” and other disclosures required by FASB Statement of Accounting Standards No. 128, “Earnings per Share”:

	Three months ended		Six months ended
	Feb 29, 2004	Feb 28, 2005	Feb 29, 2004	Feb 28, 2005
Numerators:

Net Income	$453,000	$276,000	$1,283,000	$886,000
Preferred stock accretion	(185,000)	—	(369,000)	—
Income available to common stockholders	$268,000	$276,000	$914,000	$886,000

Denominators:

Weighted average shares outstanding – basic	4,370,000	4,002,000	4,328,000	3,993,000
Impact of common shares assumed to be issued under stock option plans	80,000	77,000	75,000	78,000
Weighted average shares outstanding – diluted	4,450,000	4,079,000	4,403,000	4,071,000

4. Stock-based compensation plans

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

	Three months ended		Six months ended
	Feb 29, 2004	Feb 28, 2005	Feb 29, 2004	Feb 28, 2005
Income available to stockholders	$268,000	$276,000	$914,000	$886,000
Share-based compensation included in income available to stockholders	—	—	—	—
Pro forma impact of expensing stock options	10,000	68,000	(20,000)	37,000
Pro forma income available to common stockholders	$278,000	$344,000	$894,000	$923,000

Earnings per share:
As reported:
Basic	$.06	$.07	$.21	$.22
Diluted	$.06	$.07	$.21	$.22

Pro forma:
Basic	$.06	$.09	$.21	$.23
Diluted	$.06	$.08	$.20	$.23

5. Supplemental cash flow information

	Six months ended
	February 29, 2004	February 28, 2005
Cash paid during the period:
Interest	$923,000	$1,111,000
Income taxes	$664,000	$1,488,000

Non-cash financing activity:
Common stock issued to 401(k) Plan	$345,000	$261,000
Minority interest in subsidiary given as partial consideration for land and building	$205,000	—

6. Segment information

The Company has four reportable segments identified by differences in products and distribution channels.  The accounting policies of the segments are the same as those described in the summary of significant accounting polices described in the Company’s Annual Report on Form 10-K for the year ended August 31, 2004.  The Company’s operations are reported in the following business segments:

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

Financial information by reportable business segment is reported in the following tables:

	Three months ended		Six months ended
	Feb 29, 2004	Feb 28, 2005	Feb 29, 2004	Feb 28, 2005
External sales
Optical components	$12,714,000	$13,718,000	$26,306,000	$27,868,000
Material handling components	6,511,000	6,206,000	12,404,000	12,615,000
Irrigation components	4,461,000	6,762,000	8,041,000	11,691,000
Electrical components	2,859,000	2,511,000	5,720,000	5,261,000
Other	—	—	—	—
Consolidated	$26,545,000	$29,197,000	$52,471,000	$57,435,000

Inter-segment sales
Optical components	$678,000	$18,000	$1,124,000	$309,000
Material handling components	—	—	—	—
Irrigation components	451,000	—	1,249,000	—
Electrical components	—	—	—	—
Other	(1,129,000)	(18,000)	(2,373,000)	(309,000)
Consolidated	$—	$—	$—	$—

Total sales
Optical components	$13,392,000	$13,736,000	$27,430,000	$28,177,000
Material handling components	6,511,000	6,206,000	12,404,000	12,615,000
Irrigation components	4,912,000	6,762,000	9,290,000	11,691,000
Electrical components	2,859,000	2,511,000	5,720,000	5,261,000
Other	(1,129,000)	(18,000)	(2,373,000)	(309,000)
Consolidated	$26,545,000	$29,197,000	$52,471,000	$57,435,000

Operating income (loss)
Optical components	$1,462,000	$1,228,000	$3,270,000	$2,510,000
Material handling components	354,000	370,000	511,000	1,080,000
Irrigation components	(66,000)	260,000	(220,000)	418,000
Electrical components	(16,000)	(508,000)	124,000	(887,000)
Other	(483,000)	(492,000)	(883,000)	(936,000)
Consolidated	$1,251,000	$858,000	$2,802,000	$2,185,000

	Feb 29, 2004	Aug 31, 2004	Feb 28, 2005
Assets
Optical components	$28,018,000	$30,183,000	$29,818,000
Material handling components	20,037,000	20,069,000	22,543,000
Irrigation components	12,943,000	13,622,000	15,230,000
Electrical components	8,625,000	10,453,000	10,039,000
Other	4,992,000	5,790,000	5,766,000

Consolidated	$74,615,000	$80,117,000	$83,396,000

In the fourth quarter of fiscal 2004, all of the assets and operations of the former Miscellaneous Plastic Components segment were integrated with the Irrigation Components segment.  Prior period segment information has been restated to conform to the consolidation.  Segment information as reported prior to the consolidation is as follows for the periods ended February 29, 2004:

	Three months	Six months
External sales:
Irrigation Components	$4,245,000	$7,516,000
Miscellaneous Plastic Components	216,000	525,000
Total	$4,461,000	$8,041,000
Inter-segment sales:
Irrigation Components	$—	$—
Miscellaneous Plastic Components	451,000	1,249,000
Total	$451,000	$1,249,000
Total sales:
Irrigation Components	$4,245,000	$7,516,000
Miscellaneous Plastic Components	667,000	1,774,000
Total	$4,912,000	$9,290,000
Operating income (loss):
Irrigation Components	$278,000	$334,000
Miscellaneous Plastic Components	(344,000)	(554,000)
Total	$(66,000)	$(220,000)

Assets at February 29, 2004:
Irrigation Components	$11,316,000
Miscellaneous Plastic Components	1,627,000
Total	$12,943,000

Interest expense and income taxes are not shown in the preceding tables, as they are not fully allocated by segment.  “Other” includes inter-company eliminations and corporate and other expenses not allocated by segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Quarterly Report on Form 10-Q, which are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding Summa’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as those set forth in Part II, Item 1 “Legal Proceedings” below.  Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in this “Management’s Discussion and Analysis” section and elsewhere herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.  The forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.  For a discussion of risks and uncertainties that should be considered and which could materially adversely affect the Company, please see “Risk Factors” in the “Management Discussion and Analysis” section of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

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

Results of Operations

During the six month period ended February 28, 2005, the Company experienced unusually high expenses directly related to two major relocation initiatives: the consolidation of three plants in the Material Handling Components segment to a new facility in Reading, PA, which was substantially completed during the second quarter, and an ongoing relocation in the Electrical Components segment from Bensenville, Illinois to Pharr, Texas.  The Pharr relocation is expected to be completed in the fourth quarter of fiscal 2005.  The relocation costs, which are shown in the following table, are expected to continue through the third quarter and decline sharply thereafter.  The expenses consisted primarily of duplicate personnel and facility costs, costs to develop and implement a new manufacturing process and costs to move inventory and equipment.  In connection with the relocation in the Electrical Components segment, excess real estate and equipment was sold for a net gain of $118,000. For comparison, it is noted that earnings in the second quarter of fiscal 2004 were adversely impacted by a non-recurring charge to interest expense of $266,000 for term loan breakup fees and the write-off of unamortized bank fees in connection with a change in banks.  The effects of the relocation expenses and financing expenses and the pro forma earnings, calculated as though the relocation expenses and financing expenses had not been incurred, are as follows:

	Three months ended		Six months ended
	Feb 29, 2004	Feb 28,2005	Feb 29, 2004	Feb 28,2005
Operating income	$1,251,000	$858,000	$2,802,000	$2,185,000
Relocation expenses	77,000	615,000	129,000	1,014,000
Gain on sale of real estate and equipment	—	(118,000)	—	(118,000)
Pro forma operating income	$1,328,000	$1,355,000	$2,931,000	$3,081,000

Net income	$453,000	$276,000	$1,283,000	$886,000
Tax-effected financing expenses	170,000	—	170,000	—
Tax-effected relocation expenses	49,000	394,000	83,000	649,000
Tax-effected gain on real estate and equipment	—	(76,000)	—	(76,000)
Pro forma net income	$672,000	$594,000	$1,536,000	$1,459,000

Note that “pro forma” has no defined meaning under Generally Accepted Accounting Principles.  The information presented above is for the purpose of drawing attention to two critical components of current performance.  There are other components of current performance that are not highlighted in the foregoing presentation.

The following table sets forth certain information, derived from Summa’s unaudited condensed consolidated statements of income, as a percent of sales for the three month and six month periods ended February 29, 2004 and February 28, 2005, and the Company’s effective income tax rate during those periods:

	Three months ended		Six months ended
	Feb 29, 2004	Feb 28, 2005	Feb 29, 2004	Feb 28, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.3%	80.2%	75.9%	78.7%
Gross profit	23.7%	19.8%	24.1%	21.3%
S,G & A and other expenses	19.0%	16.9%	18.8%	17.5%
Operating income	4.7%	2.9%	5.3%	3.8%
Interest expense, net	2.2%	1.6%	1.7%	1.5%
Income before tax	2.5%	1.3%	3.6%	2.3%
Provision for income taxes	(0.8)%	(0.5)%	(1.2)%	(0.9)%
Minority interest in net loss of subsidiary	—	0.1%	—	0.1%
Net, income	1.7%	0.9%	2.4%	1.5%

Effective tax rate	32.1%	34.3%	32.9%	35.8%

Quarter ended February 28, 2005 compared to the quarter ended February 29, 2004

Sales for the second quarter ended February 28, 2005 increased $2,652,000, or 10%, primarily due to the effects of price increases (about $1,940,000) and the contribution of sales from recently acquired operations in the Irrigation Components segment acquired during the second quarter of fiscal 2004 (about $990,000), partially offset by the loss of business to China (about $650,000). Sales increased 8% in the Optical Components segment, primarily due to price increases; decreased 5% in the Material Handling Components segment, primarily due to inefficiencies related to relocation to the new facility in Reading, Pennsylvania, partially offset by price increases; increased $2,301,000, or 52%, in the Irrigation Components segment, primarily due to the inclusion of approximately $990,000 more in sales from recently acquired operations than in the prior year second quarter, approximately $700,000 from price increases, recaptured market share from certain major customers and improved market conditions; and decreased 12% in the Electrical Components segment, despite price increases, primarily due to loss of business to China.

Gross profit for the second quarter decreased $502,000, or 8%, from the comparable prior year period, primarily due to business relocation expense of $615,000 versus $77,000 in the prior year second quarter and increased material costs, partially offset by the effects of higher sales.  Gross margin decreased from 23.7% to 19.8%, primarily due to increased relocation expenses.

Operating expenses for the second quarter decreased $109,000, or 2%, from the comparable prior year period, primarily due to the benefit of $186,000 from partial collection of a note receivable and a net gain of $118,000 on the sale of excess real estate and equipment, partially offset by the inclusion of operating expenses of newly acquired operations and increased costs related to compliance with Sarbanes-Oxley rules and regulations.  As a percent of sales, operating expenses decreased from 19.0% to 16.9%.

Operating income for the second quarter was $858,000, which was $393,000, or 31%, lower than in the comparable prior year period.  By segment, operating income decreased $234,000 in the Optical Components segment, due primarily to difficulty and delays in fully passing through resin price increases and unfavorable product mix; increased $16,000 in the Material Handling Components segment, despite slightly lower sales, due to decreased operating expense; increased $326,000 in the Irrigation Components segment, primarily due to the effects of higher sales volume and the benefits of previous plant consolidations; and the operating loss increased $492,000 in the Electrical Components segment, primarily due to costs and inefficiencies of the business relocation which is underway and the effects of reduced sales volume. Operating margin for the quarter decreased from 4.7% in the second quarter of fiscal 2004 to 2.9% in the second quarter of fiscal 2005, due to the factors discussed above.

Net interest expense for the quarter ended February 28, 2005 decreased $113,000 from the prior year second quarter, due to term loan break-up fees and the write-off of unamortized bank fees of $266,000 in the prior year second quarter, partially offset by the effects of higher average debt levels and higher average interest rates in the most recent period.

The provision for income taxes in the second quarter was $70,000 lower than in the prior year second quarter, despite a higher effective tax rate of 34.3% versus 32.1% in the prior year second quarter, due to lower income before taxes.

During the second quarter ended February 28, 2005, the Company recognized a benefit of $33,000 for the minority interest in the net loss of the Electrical Components segment.

Six months ended February 28, 2005 compared to the six months ended February 29, 2004

Sales for the six months ended February 28, 2005 increased $4,964,000, or 9%, primarily due to the effects of price increases (about $3,240,000) and the contribution of sales from recently acquired operations in the Irrigation Components segment (about $1,650,000), partially offset by the loss of business to China (about $1,240,000). Sales increased 6% in the Optical Components segment, primarily due to price increases; increased 2% in the Material Handling Components segment, primarily due to price increases, substantially offset by inefficiencies associated with the consolidation and relocation in Reading, Pennsylvania; increased $3,650,000, or 45%, in the Irrigation Components segment, primarily due to the inclusion of sales from recently acquired operations, the effects of price increases, recaptured market share from certain major customers and improved market conditions; and decreased 8% in the Electrical Components segment, despite price increases, primarily due to the loss of business to China, partially offset by the effects of price increases.

Gross profit for the six months ended February 28, 2005 decreased $428,000, or 3%, from the comparable prior year period, primarily due to business relocation expenses of $1,014,000 versus $129,000 in the same prior year period and increased material costs, partially offset by the effects of higher sales.  Gross margin decreased from 24.1% to 21.3%, primarily due to increased relocation expenses.

Operating expenses for the six months ended February 28, 2005 increased $189,000, or 2%, from the comparable prior year period, primarily due to the inclusion of operating expenses of newly acquired operations, and increased costs related to compliance with Sarbanes-Oxley rules and regulations, partially offset by the benefit of $186,000 from partial collection of a note receivable and a net gain of $118,000 on the sale of excess real estate and equipment.  As a percent of sales, operating expenses decreased from 18.8% to 17.5%.

Operating income for the six months ended February 28, 2005 was $2,185,000, which was $617,000, or 22%, lower than in the comparable prior year period.  By segment, operating income decreased $760,000 in the Optical Components segment, due primarily to difficulty and delays in fully passing through resin price increases and unfavorable product mix; increased $569,000 in the Material Handling Components segment, primarily due to inefficiencies related to a plant consolidation in the prior year period, partially offset by expenses related to a plant relocation in the period ended February 28, 2005; increased $638,000 in the Irrigation Components segment, primarily due to the effects of higher sales volume and efficiencies gained from facility consolidation; and decreased $1,011,000 in the Electrical Components segment, primarily due to costs of the business relocation incurred in the six months ended February 28, 2005. Operating margin decreased from 5.3% in the first six months of fiscal 2004 to 3.8% in the first six months of fiscal 2005, due to the factors discussed above.

Net interest expense for the six months ended February 28, 2005 was $51,000 lower than in the comparable prior year period, due to term loan break-up fees and the write-off of unamortized bank fees of $266,000 in the prior year period, partially offset by the effects of higher average debt levels and higher average interest rates in the most recent period.

The provision for income taxes in the six months ended February 28, 2005 was $136,000 lower than in the comparable prior year period, despite a higher effective tax rate of 35.8% versus 32.9% in the prior year period, due to lower income before taxes.

During the six months ended February 28, 2005, the Company recognized a benefit of $33,000 for the minority interest in the net loss of the Electrical Components segment.

The Company’s backlog of unfilled orders, believed to be firm, was $8,134,000 at February 29, 2004, $7,696,000 at August 31, 2004 and $8,058,000 at February 28, 2005.  Because the time between entering an order and shipping the product and recording a sale is typically shorter than one month, backlog levels are not a reliable indicator of future sales volume.

Liquidity and Capital Resources

Working Capital.  The Company’s working capital was $22,560,000 at February 29, 2004; $19,294,000 at August 31, 2004 and $20,384,000 at February 28, 2005.

Summary of the Company’s debt at February 28, 2005:

		Weighted Average		Fiscal Year Due
Description of Debt	Balance	Interest Rate	Additional Availability	2005	2006	2007	2008	2009 and thereafter

Revolving line of credit	$14,495,000	4.2%	$5,945,000	$—	$—	$14,495,000	$—	$—
Bank term loan	4,081,000	4.7%	—	470,000	971,000	1,019,000	1,068,000	553,000
Real estate and other loans	13,987,000	5.4%	—	753,000	4,256,000	4,050,000	1,011,000	3,917,000
Subordinated debt	2,995,000	7.5%	—	—	2,000,000	995,000	—	—
Total debt	$35,558,000	5.0%	$5,945,000	$1,223,000	$7,227,000	$20,559,000	$2,079,000	$4,470,000

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

In October 2004, the Company announced a plan to repurchase up to $2,000,000 of its Common Stock with no time limit (the “2005 Buy Back”).  During the quarter ended February 28, 2005, 500 shares were repurchased under the 2005 Buy Back at an average cost of $9.76 per share.

Sources and Uses of Funds.  Net cash used in operating activities for the first six months of fiscal 2005 was $529,000 compared to $53,000 provided by operating activities for the first six months of fiscal 2004. The decrease was primarily due to lower net income.  Net cash used in investing activities was $4,244,000 in the first six months of fiscal 2005, $364,000 less than in the first six months of fiscal 2004, primarily due to an acquisition made in the prior year period, partially offset by the investment in a new facility in the Material Handling Components segment in the current year.  Net cash of $4,455,000 was provided by financing activities for the first six months of fiscal 2005, primarily by debt related to the new facility, compared to $4,322,000 in net cash provided in the prior year first six months from a new bank relationship.

Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned investments and debt service for the next twelve months.  The Company has a strategy of growth by acquisition.  In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed.  The Company has 10,000,000 shares of common stock authorized, of which 4,002,022 shares were outstanding at February 28, 2005 and 5,000,000 shares of “blank check” preferred stock authorized, of which none was outstanding at February 28, 2005.  The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

Off-Balance Sheet Arrangements

The Company’s material off-balance sheet arrangements are as follows:

Future Lease Payments.  The Company leases offices and manufacturing facilities and certain equipment under non-cancelable operating leases.  Future payments under these leases at February 28, 2005 are approximately as follows:

Fiscal Year	Amount
2005	$654,000
2006	$1,097,000
2007	$797,000
2008	$701,000
2009	$504,000
2010 and thereafter	$8,000

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the outstanding debt and related variable interest rates set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” above, there are no material changes to the disclosure set forth in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.  The Company has no market risk sensitive instruments entered into for trading purposes.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company encounters lawsuits from time to time in the ordinary course of business and, at February 28, 2005, the Company and/or its affiliates were parties to several civil lawsuits. Summa does not expect that the resolution of these lawsuits will have a material adverse impact on future results of operations or financial position.   Certain lawsuits filed against the Company from time to time contain claims not covered by insurance, or seek damages in excess of policy limits, and such claims could be filed in the future.  The Company may file patent infringement and/or other types of lawsuits in the future which may result in materially increased costs and other adverse consequences.  Any costs and/or losses that Summa may suffer from such lawsuits, and the effect such litigation may have upon the reputation and marketability of Summa’s products, could have a material adverse impact on the future results of operations, financial condition and/or prospects of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In October 2004, the Company announced a plan to repurchase up to $2,000,000 of its Common Stock with no time limit (the “2005 Buy Back”).   During the quarter ended February 28, 2005, 500 shares were repurchased under the 2005 Buy Back at an average cost of $9.76 per share.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on January 24, 2005, incumbent directors James R. Swartwout, Jack L. Watts and Charles A. Tourville were re-elected to the Board of Directors of the Company to serve as one Class of the Board of Directors for a three year term and until their successors are elected and qualified.  Messr. Swartwout received 3,142,344 votes in his favor, with 609,420 votes withheld, Messr. Watts received 3,458,568 votes in his favor, with 293,196 votes withheld, and Messr. Tourville received 3,458,275 votes in his favor, with 293,489 votes withheld.  There were no broker non-votes.  Incumbent directors William R. Zimmerman, Michael L. Horst, David McConaughy and Josh T. Barnes are members of two additional Classes of the Board of Directors, and their terms of office continued after the Annual Meeting.

In addition, the stockholders voted to approve and adopt the Company’s 2005 Equity Incentive Plan under which investment interests relating to up to 500,000 additional shares of the Company’s Common Stock (subject to anti-dilution adjustments specified in the plan) may be granted to the Company’s directors, officers, employees, agents and others.  This proposal received 1,428,515 votes in favor, 1,204,548 votes against, 96,473 abstentions and 1,022,228 broker non-votes.

Item 5.   Other Information

None.

Item 6.  Exhibits

10.1                           Amended and Restated 2005 Equity Incentive Plan

10.2                           Form of Nonstatutory Stock Option Agreement

10.3                           Summary Sheet for Named Executive Officers and Directors Compensation

31.1                           Section 302 Certification

32.1                           Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 4, 2005.

Summa Industries

/s/ James R. Swartwout	/s/ Trygve M. Thoresen
James R. Swartwout	Trygve M. Thoresen
President and Chief Financial Officer	Vice President and Secretary