Form 10-Q
period 2005-05-31
SUMMA INDUSTRIES/
filed 2005-07-11
CIK 62262

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

May 31, 2005

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

Yes   ☐    No   ☒

The number of shares of common stock outstanding as of July 5, 2005 was 3,955,542.

Summa Industries

Summa Industries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	May 31, 2004	August 31, 2004	May 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$680,000	$1,248,000	$1,027,000
Accounts receivable	19,895,000	18,227,000	18,761,000
Inventories	13,306,000	14,749,000	15,638,000
Prepaid expenses and other	3,098,000	3,782,000	3,895,000
Total current assets	36,979,000	38,006,000	39,321,000
Property, plant and equipment	60,859,000	63,842,000	67,450,000
Less accumulated depreciation	(32,385,000)	(32,789,000)	(35,223,000)
Net property, plant and equipment	28,474,000	31,053,000	32,227,000
Other assets	2,497,000	1,804,000	1,844,000
Goodwill and other intangibles, net	9,321,000	9,254,000	9,050,000
Total assets	$77,271,000	$80,117,000	$82,442,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,365,000	$9,088,000	$9,909,000
Accrued liabilities	5,769,000	7,429,000	5,429,000
Current maturities of long-term debt	1,957,000	2,195,000	4,178,000
Total current liabilities	15,091,000	18,712,000	19,516,000
Long-term debt, net of current maturities	30,337,000	28,663,000	29,157,000
Other long-term liabilities	2,577,000	2,508,000	2,448,000
Total long-term liabilities	32,914,000	31,171,000	31,605,000
Minority interest in subsidiary	205,000	205,000	155,000
Stockholders’ equity:
Common stock, par value $.001; 10,000,000 shares authorized; issued and outstanding:
3,934,702 at May 31, 2004, 3,974,187 at August 31, 2004 and 3,970,757 at May 31, 2005	15,035,000	15,305,000	15,288,000
Retained earnings	14,026,000	14,724,000	15,878,000
Total stockholders’ equity	29,061,000	30,029,000	31,166,000
Total liabilities and stockholders’ equity	$77,271,000	$80,117,000	$82,442,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited)

	Three months ended May 31		Nine months ended May 31
	2004	2005	2004	2005

Net sales	$33,160,000	$31,541,000	$85,631,000	$88,976,000
Cost of sales	25,096,000	24,980,000	64,907,000	70,183,000
Gross profit	8,064,000	6,561,000	20,724,000	18,793,000
Selling, general, administrative and other expenses	5,609,000	5,316,000	15,467,000	15,363,000
Operating income	2,455,000	1,245,000	5,257,000	3,430,000
Interest expense	321,000	476,000	1,210,000	1,314,000
Income before income taxes and minority interest	2,134,000	769,000	4,047,000	2,116,000
Provision for income taxes	744,000	278,000	1,374,000	772,000
Income before minority interest	1,390,000	491,000	2,673,000	1,344,000
Minority interest in net (loss) of subsidiary	—	(17,000)	—	(50,000)
Net income	$1,390,000	$508,000	$2,673,000	$1,394,000
Preferred stock accretion	$81,000	—	$450,000	—
Net income available to common stockholders	$1,309,000	$508,000	$2,223,000	$1,394,000
Earnings per common share
Basic	$0.31	$0.13	$0.52	$0.35
Diluted	$0.30	$0.13	$0.51	$0.34
Weighted average common shares outstanding:
Basic	4,234,000	3,984,000	4,297,000	3,990,000
Diluted	4,310,000	4,038,000	4,372,000	4,060,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended	Nine months ended
	May 31, 2004	May 31, 2005
Operating activities:
Net income	$2,673,000	$1,394,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,574,000	3,887,000
Amortization	181,000	204,000
(Gain) on disposition of property, plant and equipment	(7,000)	(33,000)
Minority interest in net loss of subsidiary	—	(50,000)
Net changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,166,000)	(534,000)
Inventories	(796,000)	(889,000)
Prepaid expenses and other assets	(323,000)	(153,000)
Accounts payable	2,063,000	821,000
Accrued liabilities	953,000	(1,799,000)
Total adjustments	1,479,000	1,454,000
Net cash provided by operating activities	4,152,000	2,848,000
Investing activities:
Acquisition of business	(1,903,000)	—
Purchases of property and equipment	(4,510,000)	(6,166,000)
Proceeds from sale of property and equipment	17,000	1,138,000
Net cash (used in) investing activities	(6,396,000)	(5,028,000)
Financing activities:
Net proceeds from line of credit	9,818,000	481,000
Proceeds from issuance of long-term debt	5,561,000	6,231,000
Payments on long-term debt	(13,386,000)	(4,235,000)
Proceeds from the exercise of stock options	586,000	—
Purchase of common stock	(35,000)	(278,000)
Payment of cash dividends	—	(240,000)
Net cash provided by financing activities	2,544,000	1,959,000
Net increase (decrease) in cash and cash equivalents	300,000	(221,000)
Cash and cash equivalents, beginning of period	380,000	1,248,000
Cash and cash equivalents, end of period	$680,000	$1,027,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

May 31, 2005

1.                                      Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Summa Industries (the “Company”) have been condensed in certain respects and should, therefore, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2004.  In the opinion of the Company, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments.  The results of operations for the three months and nine months ended May 31, 2005 are not necessarily indicative of the results to be expected for the full year ending August 31, 2005.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payments,” which requires companies to recognize in the income statement the grant-date fair value of stock options and equity-based compensation issued to employees. The Company reports equity based compensation in accordance with Accounting Principles Board Opinion No. 25 and Financial Interpretation No. 44, and accordingly, no compensation expense is recognized in the financial statements. The pro forma effect of equity-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation,” is disclosed in Note 4 below.  The Company will adopt this statement, effective with its fiscal year beginning September 1, 2006.  The Company is currently evaluating the impact of adopting this standard.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), “Inventory Costs-an amendment of ARB 43, Chapter 4.”  This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  This statement requires that those items be recognized as current period charges.  In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  The Company will adopt this statement, effective with its fiscal year beginning September 1, 2005.  The Company is currently evaluating the effect of the adoption of this statement on the Company’s results of operations and financial position.

2.                                      Inventories

Inventories were as follows:

	May 31, 2004	August 31, 2004	May 31, 2005
Finished goods	$5,613,000	$6,407,000	$7,600,000
Work in process	587,000	296,000	207,000
Materials and parts	7,106,000	8,046,000	7,831,000

	$13,306,000	$14,749,000	$15,638,000

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

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted EPS was calculated using the “treasury stock” method as if dilutive options had been exercised and the funds were used to purchase common shares at the average market price during the period.  Options to purchase 518,000 common shares as of May 31, 2004 and 773,000 common shares as of May 31, 2005 were excluded from the calculation of equivalent shares, as they would have been anti-dilutive.  The 5,000 shares of outstanding preferred stock, convertible into 625,000 shares of common stock, were excluded from the calculation of equivalent shares for the three month and nine month periods ended May 31, 2004, as they would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for “income available to common stockholders” and other disclosures required by FASB Statement of Accounting Standards No. 128, “Earnings per Share”:

	Three months ended May 31		Nine months ended May 31
	2004	2005	2004	2005
Numerators:

Net Income	$1,390,000	$508,000	$2,673,000	$1,394,000
Preferred stock accretion	(81,000)	—	(450,000)	—
Income available to common stockholders	$1,309,000	$508,000	$2,223,000	$1,394,000

Denominators:

Weighted average shares outstanding – basic	4,234,000	3,984,000	4,297,000	3,990,000
Impact of common shares assumed to be issued under stock option plans	76,000	54,000	75,000	70,000
Weighted average shares outstanding – diluted	4,310,000	4,038,000	4,372,000	4,060,000

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

	Three months ended May 31		Nine months ended May 31
	2004	2005	2004	2005
Income available to stockholders	$1,309,000	$508,000	$2,223,000	$1,394,000
Share-based compensation included in income available to stockholders	—	—	—	—
Pro forma impact of expensing stock options	(57,000)	(41,000)	(78,000)	(35,000)
Pro forma income available to common stockholders	$1,252,000	$467,000	$2,145,000	$1,359,000

Earnings per share:

As reported:
Basic	$0.31	$0.13	$0.52	$0.35
Diluted	$0.30	$0.13	$0.51	$0.34

Pro forma:
Basic	$0.30	$0.12	$0.50	$0.34
Diluted	$0.29	$0.12	$0.49	$0.33

5.                                      Supplemental cash flow information

	Nine months ended
	2004	2005
Cash paid during the period:
Interest	$1,254,000	$1,312,000
Income taxes	$820,000	$1,559,000

Non-cash financing activity:
Common stock issued to 401(k) Plan	$345,000	$261,000
Accretion of redeemable preferred stock	$450,000	—
Issuance of subordinated debt for repurchase of:
Preferred stock	$6,553,000	—
Common stock	$3,633,000	—
Minority interest in subsidiary given as
partial consideration for land and building	$205,000	—

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

Financial information by reportable business segment is reported in the following tables:

	Three months ended May 31		Nine months ended May 31
	2004	2005	2004	2005
External sales
Optical components	$14,694,000	$13,151,000	$41,000,000	$41,019,000
Material handling components	7,120,000	7,259,000	19,524,000	19,874,000
Irrigation components	8,005,000	8,398,000	16,046,000	20,089,000
Electrical components	3,341,000	2,733,000	9,061,000	7,994,000
Other	—	—	—	—
Consolidated	$33,160,000	$31,541,000	$85,631,000	$88,976,000

Inter-segment sales
Optical components	$935,000	$32,000	$2,059,000	$341,000
Material handling components	—	—	—	—
Irrigation components	26,000	—	673,000	—
Electrical components	—	—	—	—
Other	(961,000)	(32,000)	(2,732,000)	(341,000)
Consolidated	$—	$—	$—	$—

Total sales
Optical components	$15,629,000	$13,183,000	$43,059,000	$41,360,000
Material handling components	7,120,000	7,259,000	19,524,000	19,874,000
Irrigation components	8,031,000	8,398,000	16,719,000	20,089,000
Electrical components	3,341,000	2,733,000	9,061,000	7,994,000
Other	(961,000)	(32,000)	(2,732,000)	(341,000)
Consolidated	$33,160,000	$31,541,000	$85,631,000	$88,976,000

Operating income (loss)
Optical components	$2,382,000	$808,000	$5,652,000	$3,318,000
Material handling components	398,000	976,000	909,000	2,056,000
Irrigation components	394,000	579,000	174,000	997,000
Electrical components	(29,000)	(497,000)	95,000	(1,384,000)
Other	(690,000)	(621,000)	(1,573,000)	(1,557,000)
Consolidated	$2,455,000	$1,245,000	$5,257,000	$3,430,000

	May 31, 2004	Aug 31, 2004	May 31, 2005
Assets
Optical components	$29,472,000	$30,183,000	$28,844,000
Material handling components	18,447,000	20,069,000	22,394,000
Irrigation components	14,040,000	13,622,000	15,473,000
Electrical components	9,655,000	10,453,000	9,839,000
Other	5,657,000	5,790,000	5,892,000

Consolidated	$77,271,000	$80,117,000	$82,442,000

In the fourth quarter of fiscal 2004, all of the assets and operations of the former Miscellaneous Plastic Components segment were integrated with the Irrigation Components segment.  Prior period segment information has been restated to conform to the consolidation.  Segment information as reported prior to the consolidation is as follows for the periods ended May 31, 2004:

	Three months	Nine months
External sales:
Irrigation Components	$7,916,000	$15,432,000
Miscellaneous Plastic Components	89,000	614,000
Total	$8,005,000	$16,046,000

Inter-segment sales:
Irrigation Components	$—	$—
Miscellaneous Plastic Components	233,000	1,482,000
Total	$233,000	$1,482,000

Total sales:
Irrigation Components	$7,916,000	$15,432,000
Miscellaneous Plastic Components	322,000	2,096,000
Total	$8,238,000	$17,528,000

Operating income (loss):
Irrigation Components	$665,000	$999,000
Miscellaneous Plastic Components	(271,000)	(825,000)
Total	$394,000	$174,000

Assets at May 31, 2004:
Irrigation Components	$13,995,000
Miscellaneous Plastic Components	45,000
Total	$14,040,000

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

Results of Operations

During the nine month period ended May 31, 2005, the Company experienced unusually high expenses directly related to two major relocation initiatives: the consolidation of three plants in the Material Handling Components segment to a new facility in Reading, PA, which was substantially completed during the second quarter, and an ongoing relocation in the Electrical Components segment from Bensenville, Illinois to Pharr, Texas.  The Pharr relocation is expected to be completed in the fourth quarter of fiscal 2005.  The relocation costs, which are shown in the following table, are expected to decline sharply in the fourth quarter fiscal 2005.  The expenses consisted primarily of duplicate personnel and facility costs, costs to develop and implement a new manufacturing process and costs to move inventory and equipment.  In connection with the relocation in the Electrical Components segment, excess real estate and equipment was sold for a net gain of $118,000, and the segment’s remaining facilities in Bensenville have been listed for sale. The effects of the relocation expenses and the pro forma earnings, calculated as though the relocation expenses had not been incurred, are as follows:

	Three months ended May 31		Nine months ended May 31
	2004	2005	2004	2005
Operating income	$2,455,000	$1,245,000	$5,257,000	$3,430,000
Relocation expenses	187,000	497,000	316,000	1,511,000
Gain on sale of real estate and equipment	—	—	—	(118,000)

Pro forma operating income	$2,642,000	$1,742,000	$5,573,000	$4,823,000

Net income	$1,390,000	$508,000	$2,673,000	$1,394,000
Tax-effected relocation expenses	120,000	318,000	202,000	967,000
Tax-effected gain on real estate and equipment	—	—	—	(76,000)

Pro forma net income	$1,510,000	$826,000	$2,875,000	$2,285,000

Note that “pro forma” has no defined meaning under Generally Accepted Accounting Principles.  The information presented above is for the purpose of drawing attention to a critical component of current performance.  There are other components of current performance that are not highlighted in the foregoing presentation.

The following table sets forth certain information, derived from Summa’s unaudited condensed consolidated statements of income, as a percent of sales for the three month and nine month periods ended May 31, 2004 and May 31, 2005, and the Company’s effective income tax rate during those periods:

	Three months ended May 31		Nine months ended May 31
	2004	2005	2004	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.7%	79.2%	75.8%	78.9%
Gross profit	24.3%	20.8%	24.2%	21.1%
S,G & A and other expenses	16.9%	16.9%	18.1%	17.2%
Operating income	7.4%	3.9%	6.1%	3.9%
Interest expense, net	1.0%	1.5%	1.4%	1.5%
Income before tax and minority interest	6.4%	2.4%	4.7%	2.4%

Effective tax rate	34.9%	35.4%	34.0%	35.6%

Quarter ended May 31, 2005 compared to the quarter ended May 31, 2004

Sales for the third quarter ended May 31, 2005 decreased $1,619,000, or 5%, primarily due to weakness in sales in the Optical Components segment and the transfer of business to China (approximately $500,000) partially offset by the effects of price increases (approximately $1,200,000).  Sales decreased 11% in the Optical Components segment, primarily due to softness in demand for high-bay, high intensity lighting products, and transfer of business to China, partially offset by price increases; increased 2% in the Material Handling Components segment, due to price increases; increased 5% in the Irrigation Components segment, primarily due to price increases, and decreased 18% in the Electrical Components segment, despite price increases, primarily due to transfer of business to China and disruptions related to a plant relocation.

Gross profit for the third quarter decreased $1,503,000, or 19%, from the comparable prior year period, primarily due to increased material costs, increased business relocation expense and the effects of lower sales volume, partially offset by the effects of higher prices.  Gross margin decreased from 24.3% to 20.8%, primarily due to increased relocation expenses.

Operating expenses for the third quarter decreased $293,000, or 5%, from the comparable prior year period, primarily due to lower variable expense related to lower sales volume and management cost reduction initiatives, partially offset by increased charges related to plant relocations, and increased costs related to compliance with Sarbanes-Oxley rules and regulations.  As a percent of sales, operating expenses were unchanged at 16.9%.

Operating income for the third quarter was $1,245,000, which was $1,210,000, or 49%, lower than in the comparable prior year period.  By segment, operating income decreased $1,574,000 in the Optical Components segment, due primarily to lower sales volume, difficulty and delays in fully passing through resin price increases and unfavorable product mix; increased $578,000 in the Material Handling Components segment, due to the benefits of previous plant consolidations; increased $185,000 in the Irrigation Components segment, primarily due to the effects of higher sales volume and the benefits of previous plant consolidations; and the operating loss increased $468,000 in the Electrical Components segment, primarily due to costs and inefficiencies of the business relocation which is underway and the effects of reduced sales volume. Operating margin for the quarter decreased from 7.4% in the third quarter of fiscal 2004 to 3.9% in the third quarter of fiscal 2005, due to the factors discussed above.

Net interest expense for the quarter ended May 31, 2005 increased $155,000 from the prior year second quarter, due to the effects of higher average debt levels and higher average interest rates in the most recent period.

The provision for income taxes in the third quarter was $278,000, $466,000 lower than in the prior year third quarter, due to lower income before taxes.

Nine months ended May 31, 2005 compared to the nine months ended May 31, 2004

Sales for the nine months ended May 31, 2005 increased $3,345,000, or 4%, primarily due to the effects of price increases (approximately $3,700,000) and the contribution of sales from recently acquired operations in the Irrigation Components segment (approximately $1,900,000), partially offset by the transfer of business to China (approximately $1,300,000). Sales were unchanged in the Optical Components segment, as price increases were offset by lower volume; increased 2% in the Material Handling Components segment, primarily due to price increases, partially offset by inefficiencies associated with a plant relocation; increased $4,043,000, or 25%, in the Irrigation Components segment, primarily due to the inclusion of sales from recently acquired operations (approximately $1,900,000), the effects of price increases (approximately $1,500,000), recaptured market share from certain major customers and improved market conditions; and decreased 12% in the Electrical Components segment, primarily due to the transfer of business to China and disruptions related to a plant relocation, partially offset by the effects of price increases.

Gross profit for the nine months ended May 31, 2005 decreased $1,931,000, or 9%, from the comparable prior year period, primarily due to business relocation expenses of $1,393,000 versus $316,000 in the same prior year period and increased material costs, partially offset by the effects of higher sales and higher prices.  Gross margin decreased from 24.2% to 21.1%, primarily due to increased relocation expenses.

Operating expenses for the nine months ended May 31, 2005 decreased $104,000, or 1%, from the comparable prior period, primarily due to the benefit of $186,000 from partial collection of a note receivable and a gain on the sale of excess real estate, partially offset by the inclusion of operating expenses of newly acquired operations and increased costs related to compliance with Sarbanes-Oxley rules and regulations.  As a percent of sales, operating expenses decreased from 18.1% to 17.2%.

Operating income for the nine months ended May 31, 2005 was $3,430,000, which was $1,827,000, or 35%, lower than in the comparable prior year period.  By segment, operating income decreased $2,334,000 in the Optical Components segment, due primarily to difficulty and delays in fully passing through resin price increases and unfavorable product mix; increased $1,147,000 in the Material Handling Components segment, primarily due to inefficiencies related to a plant consolidation in the prior year period, partially offset by expenses related to a plant relocation in the period ended May 31, 2005; increased $823,000 in the Irrigation Components segment, primarily due to the effects of higher sales volume and efficiencies gained from facility consolidation; and decreased $1,479,000 in the Electrical Components segment, primarily due to costs of a business relocation incurred in the nine months ended May 31, 2005.  Operating margin decreased from 6.1% in the first nine months of fiscal 2004 to 3.9% in the first nine months of fiscal 2005, due to the factors discussed above.

Net interest expense for the nine months ended May 31, 2005 was $104,000 higher than in the comparable prior year period, due to the effects of higher average debt levels and higher average interest rates in the most recent period partially offset by term loan break-up fees and the write-off of unamortized bank fees of $266,000 in the prior year period.

The provision for income taxes in the nine months ended May 31, 2005 was $602,000 lower than in the comparable prior year period, due to lower income before taxes.

The Company’s backlog of unfilled orders, believed to be firm, was $8,039,000 at May 31, 2004, $7,696,000 at August 31, 2004 and $8,041,000 at May 31, 2005.  Because the time between entering an order and shipping the product and recording a sale is typically shorter than one month, backlog levels are not a reliable indicator of future sales volume.

Liquidity and Capital Resources

Working Capital.  The Company’s working capital was $21,888,000 at May 31, 2004; $19,294,000 at August 31, 2004 and $19,805,000 at May 31, 2005.

Summary of the Company’s debt at May 31, 2005:

		Weighted
		Average
		Interest	Additional
Description of Debt	Balance	Rate	Availability	Fiscal Year Due
								2009 and
				2005	2006	2007	2008	thereafter
Revolving line of credit	$12,824,000	4.7%	$7,399,000	$—	$—	$12,824,000	$—	$—
Bank term loan	3,782,000	4.7%	—	235,000	971,000	1,019,000	1,068,000	489,000
Real estate and other loans	16,043,000	5.4%	—	427,000	4,501,000	4,313,000	1,277,000	5,525,000
Subordinated debt	686,000	6.5%	—	—	500,000	186,000	—	—
Total debt	$33,335,000	5.1%	$7,399,000	$662,000	$5,972,000	$18,342,000	$2,345,000	$6,014,000

The interest rate on the bank term loan is fixed for five years.  Interest rates on the bank line of credit are subject to market fluctuation and are subject to reduction as the Company achieves certain financial milestones.  Interest rates on most of the real estate and other loans are subject to market fluctuation.

Sources and Uses of Funds.  Net cash provided by operating activities for the first nine months of fiscal 2005 was $2,848,000 compared to $4,152,000 provided by operating activities for the first nine months of fiscal 2004. The decrease was primarily due to lower net income.  Net cash used in investing activities was $5,028,000 in the first nine months of fiscal 2005, $1,368,000 less than in the first nine months of fiscal 2004, primarily due to an acquisition made in the prior year period, partially offset by the investment in a new facility in the Material Handling Components segment and investments in equipment for a new manufacturing plant and process in Pharr, Texas for the Electrical Components segment in the current year.  Net cash of $1,959,000 was provided by financing activities for the first nine months of fiscal 2005, primarily by debt related to the new facility and equipment financing, compared to $2,544,000 in net cash provided in the prior year first nine months from a new bank relationship.

In October 2004, the Company announced a plan to repurchase up to $2,000,000 of its Common Stock with no time limit (the “2005 Buy Back”).  As of May 31, 2005, the status of the 2005 Buy Back was as follows:

	Shares repurchased	Average cost per share	Repurchase cost
Prior to March 2005	500	$9.76	$5,000
March 2005	600	$8.81	$5,000
April 2005	21,937	$9.07	$199,000
May 2005	8,728	$7.87	$69,000
Total	31,765	$8.75	$278,000

The cost per share includes commissions where applicable.

Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned investments and debt service for the next twelve months.  In addition, funds may be generated from a limited number of sales of certain non-core assets of the Company.  The Company has a strategy of growth by acquisition.  In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed.  The Company has 10,000,000 shares of common stock authorized, of which 3,970,757 shares were outstanding at May 31, 2005 and 5,000,000 shares of “blank check” preferred stock authorized, of which none was outstanding at May 31, 2005.  The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

Off-Balance Sheet Arrangements

The Company’s material off-balance sheet arrangements are as follows:

Future Lease Payments.  The Company leases offices and manufacturing facilities and certain equipment under non-cancelable operating leases.  Future payments under these leases at May 31, 2005 are approximately as follows:

Fiscal Year	Amount
2005	$307,000
2006	$1,135,000
2007	$827,000
2008	$713,000
2009	$514,000
2010 and thereafter	$10,000

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company encounters lawsuits from time to time in the ordinary course of business and, at May 31, 2005, the Company and/or its affiliates were parties to several civil lawsuits. Summa does not expect that the resolution of these lawsuits will have a material adverse impact on future results of operations or financial position.  Certain lawsuits filed against the Company from time to time contain claims not covered by insurance, or seek damages in excess of policy limits, and such claims could be filed in the future.  The Company may file patent infringement and/or other types of lawsuits in the future which may result in materially increased costs and other adverse consequences.  Any costs and/or losses that Summa may suffer from such lawsuits, and the effect such litigation may have upon the reputation and marketability of Summa’s products, could have a material adverse impact on the future results of operations, financial condition and/or prospects of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In October 2004, the Company announced a plan to repurchase up to $2,000,000 of its Common Stock with no time limit (the “2005 Buy Back).  As of May 31, 2005, the status of the 2005 Buy Back was as follows:

	Shares repurchased	Average cost per share	Repurchase cost
Prior to March 2005	500	$9.76	$5,000
March 2005	600	$8.81	$5,000
April 2005	21,937	$9.07	$199,000
May 2005	8,728	$7.87	$69,000
Total	31,765	$8.75	$278,000

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.  Exhibits

31.1	Section 302 Certification
32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 8, 2005.

Summa Industries

/s/ James R. Swartwout	/s/ Trygve M. Thoresen
James R. Swartwout	Trygve M. Thoresen
President and Chief Financial Officer	Vice President and Secretary