Form 10-K
period 2005-08-31
SUMMA INDUSTRIES/
filed 2005-11-08
CIK 62262

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

August 31, 2005

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of registrant’s Common Stock held by non-affiliates, computed by reference to the closing price of a share of the Common Stock on The Nasdaq National Market on the last business day of registrant’s most recently completed second quarter, was $36,699,000.  The number of shares of registrant’s Common Stock outstanding as of October 27, 2005 was 3,926,984.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on January 26, 2006 to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III hereof.

PART I

ITEM 1.          BUSINESS.

General

Summa Industries (“Summa” or the “Company”) was incorporated as Southern California Plastics Co. in the State of California in 1942 and subsequently reincorporated in the State of Delaware in 1998. Since 1946, Summa has been a publicly-owned corporation whose Common Stock is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is currently traded on The Nasdaq National Market under the symbol “SUMX”.  Through its three reportable segments described below, Summa designs and manufactures injection-molded and formed plastic optical components for original equipment manufacturer (“OEM”) customers in the lighting industry; molded plastic modular conveyor belt and chain for the food processing industry; plastic fittings, valves, filters and tubing for agricultural and landscape irrigation; and other molded and extruded plastic components for diverse industries.

The principal executive offices of the Company are located at 21250 Hawthorne Boulevard, Suite 500, Torrance, California 90503; its telephone number is (310) 792-7024; its facsimile number is (310) 792-7079; and its website is www.summaindustries.com.

Strategy

Summa has a strategy to maximize stockholder value by substantially increasing the size of the enterprise, maintaining a consistent dividend policy and opportunistically buying back stock in the public market, without unduly leveraging the Company with debt.  Growth of the business under this strategy may be accomplished both organically and by acquisition.

 Operations.  Through its operating companies, Summa strives to achieve long-term growth in sales and earnings by establishing and exceeding aggressive customer service metrics, from continuous improvement in cost structure and working capital utilization via lean enterprise and other management initiatives and by continuously introducing new products and product enhancements.

Organization.  Summa operates with a business portfolio concept whereby subsidiaries function semi-autonomously to achieve focused business objectives.  In general, these businesses have valuable brands, unique patented products, commanding target market share, elite processing capabilities and/or other attributes which allow them to succeed in niche industrial and commercial markets.  Summa has a lean corporate staff, which provides planning, financial and legal oversight, and financing; conducts the acquisition program and business development activities; and manages the Company’s investor relations, risk management and employee benefit programs.

 Acquisitions.  Summa is comprised entirely of acquired businesses.  The Company will continue to seek acquisitions which are compatible with its ethical culture, are reasonably expected to be accretive to earnings per share within an acceptable time frame, and have a proprietary advantage because of patent protection, brand recognition, unique manufacturing processes or other comparable characteristics.  Acquisitions may be new, semi-autonomously managed additions to the business portfolio or may be smaller organizations or product lines to be merged into existing portfolio businesses.

The Company monitors the financial performance of its portfolio companies and trends in the environments in which they operate to determine whether they continue to fit with its evolving strategic vision.  Based upon this assessment, the Company may consider divestitures as part of its strategy of maximizing stockholder value.

History of Acquisitions

The Company is comprised entirely of businesses acquired since 1993.  Certain acquisitions, which relate to its continuing operations, are described below:

KVP Systems, Inc.  In July 1993, Summa acquired all of the outstanding capital stock of KVP Systems, Inc., a California corporation (“KVP”).  KVP designs, manufactures and markets injection-molded plastic conveyor belting for the food processing industry.  KVP is now part of the Material Handling Components segment.

LexaLite International Corporation.  In November 1996, Summa acquired all of the outstanding capital stock of LexaLite International Corporation, a Delaware corporation (“LexaLite”), which manufactures injection-molded plastic prismatic components for lighting fixtures.  LexaLite is now part of the Optical Components segment.

Calnetics Corporation.  In October 1997, Summa acquired all of the outstanding capital stock of Calnetics Corporation, a California corporation (“Calnetics”).  The principal operating subsidiary of Calnetics was Agricultural Products, Inc., which manufactures plastic fittings, filters, tubing and accessories, primarily for irrigation.  Substantially all of Calnetics is now part of the Irrigation Components segment.

Falcon Belting, Inc.  In May 1998, Summa acquired all of the outstanding capital stock of Falcon Belting, Inc., an Oklahoma corporation (“Falcon”), which manufactured modular plastic conveyor belting used in food processing industries.   Falcon is now part of the Material Handling Components segment.

Canyon Mold.  In September 1998, Summa acquired substantially all of the assets of Canyon Mold, Inc., a California corporation (“Canyon”). Canyon had provided tool design and manufacturing services almost exclusively for the Company.  Canyon is now part of the Irrigation Components segment.

Plastic Specialties, Inc.  In October 2000, Summa acquired all of the outstanding capital stock of Plastic Specialties, Inc. (“PSI”), which manufactures formed and extruded plastic components for lighting fixtures.  PSI is now part of the Optical Components segment.

Ram Belts & Chains.  In December 2000, Summa acquired substantially all of the assets of the Ram Belts & Chains division (“Ram”) of Rainbow Industrial Products Corp., which manufactured injection molded plastic chain and conveyor belting for the food processing and beverage industries.  Ram is now part of the Material Handling Components segment.

Genesta.  In January 2002, Summa acquired substantially all of the assets of the Genesta Manufacturing division (“Genesta”) of Pavaco Plastics, Inc.  Genesta manufactures extruded sheet and profiles and thermoformed components for the lighting and other industries.  Genesta is now part of the Optical Components segment.

Pepco.  In January 2004, Summa acquired certain assets from R.M. Wade & Company, including the product brand “Pepco” and product lines sold to commercial and agricultural irrigation markets.  Pepco is now part of the Irrigation Components segment.

Segments and Products

The Company manufactures diverse plastic products in three reportable segments as follows:

Optical Components.  In its Optical Components segment, Summa designs and manufactures plastic prismatic lenses, reflectors and diffusers and other plastic products, which are used in commercial and industrial lighting fixtures and other applications.  Products, many of which are patented, are injection-molded using specially compounded lighting grade polycarbonate or acrylic, extruded from similar materials, or thermoformed from sheet extruded from similar materials.

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

Irrigation Components.   In its Irrigation Components segment, Summa designs and manufactures plastic injection-molded fittings, micro-sprinklers, emitters, valves, filters and accessories, extruded tubing and other plastic products for drip irrigation systems used in agriculture, commercial and residential landscape and other applications.

Formerly, the Company also operated in a Miscellaneous Plastic Components segment which was integrated with the Irrigation Components segment in the fourth quarter of fiscal 2004, and in an Electrical Components segment which was discontinued in September 2005.

The following table sets forth external sales by segment as a percent of total Company sales:

	2003	2004	2005

Optical Components	58%	53%	51%
Material Handling Components	25%	25%	24%
Irrigation Components	17%	22%	25%

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

Production

Injection Molding.  Summa’s principal manufacturing operation is injection molding of plastic parts.  Some products are molded by third-party vendors.  Injection molds and tools are made by Summa and outside vendors.  Products are made on molding machines, which range from 40 to 1500 tons clamping force, using a wide variety of plastic resins.

Extrusion.  Summa extrudes plastic sheet, profiles and tubing.  The Company’s sheet and profile products are primarily made of acrylic and polycarbonate, while the tubing is extruded from polyethylene and polyvinylchloride (PVC).

Thermoforming.  Summa vacuum forms and pressure forms products from sheet which it produces and buys from third parties.  Tooling for the forming process is produced by third-party vendors.

In addition to injection molding, extrusion and thermoforming, Summa performs additional production operations including laser cutting, machining and welding of plastic parts, vacuum deposition, coating, assembly and testing. Summa operates on a just-in-time basis with many of its customers, and inventories are managed to support competitive service levels. Four of Summa’s manufacturing plants are ISO registered.

Marketing and Distribution

Summa manufactures plastic products and components which are generally sold to original equipment manufacturers (“OEM’s”) who incorporate Summa’s components in their products, to businesses which incorporate the Company’s products in systems assembled for their own use or for their customers’ use and to distributors and resellers who provide them to users of the products.  Most sales are made directly by employees of the Company, although Summa utilizes several independent manufacturers’ representatives.  Sales in the Optical Components segment are almost exclusively to OEM’s, while sales in the Material Handling Components and Irrigation Components segments are primarily to distributors.   The Company delivers its products principally by truck through the use of independent freight carriers and, to a lesser extent, by air and sea transport.

Summa’s largest three customers, all of whom are customers of the Optical Components segment, accounted for 10%, 5% and 4% of sales in fiscal 2005.  Summa’s largest customer in fiscal 2005 was Acuity Brands, Inc.  The Company has several thousand active accounts including Fortune 1,000 and large privately held businesses.

Raw Materials

Summa’s principal raw material is pelletized plastic resin which is delivered in bulk, or in large boxes, typically weighing 1,000 pounds (“Gaylords”).  The Company is a large user of resin and does not rely on any single vendor for more than 20% of its raw material. Every material used is available from several vendors.  Primary resins used include acrylic, polycarbonate, polyethylene, polyvinylchloride, polypropylene, acetal and nylon.  Principal vendors include Arkema, Bayer, Cyro, Dow, GE Plastics and Lucite, among others.  The resins used by the Company are crude oil or natural gas derivatives and are affected by the supply, demand and price trends in the petroleum and natural gas industries.

Backlog and Seasonality

On August 31, 2005, Summa had a backlog of orders, believed to be firm, in the amount of $5,592,000, compared to a backlog of $6,682,000 on August 31, 2004.  The open order backlog is comprised of orders for components and tooling.  Because the time between entering an order, shipping the product and recording a sale is typically shorter than one month, backlog levels are not a reliable indicator of future sales volume.

Summa’s sales exhibit modest seasonality, except in its Irrigation Components segment which sells to the extremely seasonal agricultural market.  Excluding the effects of economic cycles, growth and acquisitions, the Company expects approximately 54% of annual sales to occur in the second half of the fiscal year.  Because a portion of overhead and operating expense is fixed and, therefore, does not vary with sales volume, operating profit may vary from quarter to quarter with more volatility than sales volume.

Competitive Conditions

The markets for the products currently manufactured and sold by Summa are characterized by extensive competition.  Numerous companies currently offer competing products nationally and internationally, and in certain geographic areas the Company has competition from local manufacturers.  It can be expected that other companies will introduce additional competing products in the future.  Many existing and potential competitors have greater financial, marketing and research resources than Summa.  All of Summa’s segments include one or more dominant competitors, such as Filtrona and Lucite in the Optical Components segment; Intralox and Rexnord in the Material Handling Components segment; and Toro and Netafim in the Irrigation Components segment.  In addition, some of Summa’s largest customers have the resources to manufacture products comparable to those currently purchased from Summa, and some of Summa’s customers also compete with the Company in certain areas.

Summa believes that its trade names and reputation are significant to its competitive position.  In addition, Summa believes that price is a significant element of competition.  However, factors such as engineering, performance, availability and reliability are considered in the purchasing process.  The performance of Summa in the future will depend on its ability to develop and market new products that will gain customer acceptance and loyalty, as well as its ability to adapt its product offerings and control its costs to meet changing pricing considerations and other market factors.  The Company’s operating performance would be adversely affected if it were to incur delays in developing new products or if such products did not gain market acceptance.  There can be no assurance that existing or future products will be sufficiently successful to enable Summa to effectively compete in its markets or, should new product offerings meet with significant customer acceptance, that one or more current or future competitors will not introduce products that render the Company’s products uncompetitive.

Patents, Trademarks and Licenses

The Company owns and licenses domestic and foreign patents, which expire on dates ranging to 2022.  In addition, several patent applications are currently in process.  The extent to which patents provide a commercial advantage or inhibit the development of competing products varies widely.  The expiration of certain economically significant patents, particularly patents covering the highly successful Reflexor® line of products in the Optical Components segment, the first of which expires in 2008, will likely result in increased competition, lower prices and decreased profitability.  In 2004, Summa settled patent infringement lawsuits with two customers regarding one of the Reflexor® patents and resumed manufacturing and selling reflectors to those customers.  Even so, Summa believes incidents of infringement of the Reflexor®-related patents and other patents may increase as they near their respective expiration dates.

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

Employees

At October 27, 2005, Summa had 528 employees, including six employees who comprise the Company’s corporate staff.  Approximately 25 of Summa’s employees are covered by a collective bargaining agreement.  The Company considers its relationship with its employees to be good.

Export Sales

For information regarding Summa’s export sales by geographic area for the past three fiscal years, see Note 20 in the “Notes to Consolidated Financial Statements” of the Company in this Annual Report on Form 10-K.

Code of Conduct

The Company has a long-standing Ethics Policy, and a Code of Conduct which applies to all of the Company’s employees and non-employee directors, other than Article III (Financial Management) thereof, which applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions for the Company, and persons performing similar functions at each subsidiary of the Company.  The Ethics Policy and the Code of Conduct are posted on the Company’s website, and the Company intends to post information regarding any amendment to or waiver of the Code of Conduct on its website within five business days of the date of any such amendment or waiver.

ITEM 2.          PROPERTIES.

The Company currently operates primarily at the following facilities:

Location	Sq. Ft.	Principal Activity	Segment	Lease Expires
Torrance, California	280	Corporate office		Month-to-Month
Charlevoix, Michigan	130,000	Manufacturing, warehouse	Optical	Owned
Dickson, Tennessee	55,000	Manufacturing, warehouse	Optical	Owned
Olive Branch, Mississippi	128,000	Manufacturing, warehouse	Optical	Owned
Guelph, Ontario	41,000	Manufacturing, warehouse	Optical	January 2007
Reading, Pennsylvania	80,000	Manufacturing, warehouse	Material Handling	Owned
Ontario, California	72,000	Manufacturing, warehouse	Irrigation	August 2009
Winter Haven, Florida	28,000	Manufacturing, warehouse	Irrigation	Owned
Fresno, California	122,000	Manufacturing, warehouse	Irrigation	January 2009

The Company’s facilities are well maintained, and well suited for its operations. The Company believes it has adequate capacity to meet foreseeable demand.

The Company owns several parcels of real property held for sale, including 63,000 square feet of factory and office space in Fullerton, California, which is under contract for sale to a third party; and 43,000 square feet of factory and office space in Bensenville, Illinois.  In addition, the Company is attempting to sublease a vacant 48,000 square foot facility in Rancho Cordova, California under a lease which expires in April 2006.

ITEM 3.          LEGAL PROCEEDINGS.

The Company encounters lawsuits from time to time in the ordinary course of business and, at August 31, 2005, the Company and/or its affiliates were parties to several civil lawsuits. Summa does not expect that the resolution of these lawsuits will have a material adverse impact on future results of operations or financial position.   Certain lawsuits filed against the Company from time to time contain claims not covered by insurance, or seek damages in excess of policy limits, and such claims could be filed in the future.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of Summa’s stockholders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended August 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Recent Market Prices

Summa’s Common Stock is traded on The Nasdaq National Market under the symbol “SUMX.”  During the year ended August 31, 2005, the average weekly trading volume was approximately 27,000 shares.  The stock markets have experienced extreme price and volume fluctuations during certain periods.  These broad market fluctuations and other factors may adversely affect the market price of Summa’s Common Stock for reasons unrelated to Summa’s operating performance.  The following table sets forth the high and low prices for a share of Summa’s Common Stock on The Nasdaq National Market for the periods indicated.

Quarter Ended	11/30/03	2/29/04	5/31/04	8/31/04	11/30/04	2/28/05	5/31/05	8/31/05
High	$8.81	$9.55	$9.65	$14.34	$11.20	$11.00	$9.36	$8.97
Low	$7.00	$8.55	$8.55	$9.35	$8.56	$8.45	$7.10	$7.17

On October 27, 2005, the closing price on The Nasdaq National Market for a share of Summa Common Stock was $7.82.

Recent Issuances and Repurchases

During the fiscal year ended August 31, 2005, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended (“Securities Act”).

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

In October 2004, the Company announced a plan to repurchase up to $2,000,000 of its Common Stock with no time limit (the “2005 Buy Back”).   As of August 31, 2005, the status of the 2005 Buy Back was as follows:

	Shares repurchased	Average cost per share	Repurchase cost
Quarter ended February 28, 2005	500	$9.76	$5,000
Quarter ended May 31, 2005	31,265	$8.73	273,000
June 2005	14,215	$8.02	114,000
July 2005	12,701	$7.87	100,000
August 2005	3,800	$7.37	28,000
Total	62,481	$8.32	$520,000

The cost per share includes commissions where applicable.

Description of Securities

The authorized capital stock of Summa consists of 10,000,000 shares of Common Stock, $.001 par value, and 5,000,000 shares of Preferred Stock, $.001 par value.  As of August 31, 2005, 3,940,041 shares of the Company’s Common Stock were issued and outstanding and no shares of Preferred Stock were issued and outstanding.  The number of holders of record of Summa’s Common Stock as of August 31, 2005 was 204.  In addition, based upon the number of copies of this Annual Report requested by intermediaries on behalf of their clients, Summa estimates that there are approximately 1,400 additional stockholders whose shares are held in “street name”, including approximately 435 stockholders who own shares through the Summa Industries 401(k) Savings and Retirement Plan.

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

Shares Issuable Upon Exercise of Options

As of August 31, 2005, 1,575,325 shares of Summa Common Stock were issuable upon exercise of options granted and/or available to be granted under its stock option plans and in connection with acquisitions, all of which are registered under the Securities Act.  During 2005, the Board of Directors acted to accelerate the vesting of most of the then outstanding stock options, all of which contained exercise prices greater than the market trading price at that time.  All options vest in full immediately prior to a change of control of the Company, as defined in the stock option plans.

Dividend Policy

Following the 2004 fiscal year end, the Company declared an annual dividend of $.06 per share of common stock, its first cash dividend since 1983.  The Board of Directors recently adopted a policy of quarterly cash dividends, with the first such quarterly dividend of $0.06 per share of common stock paid in October 2005.  Any future cash dividends or other distributions will be determined solely by the Board of Directors and will be based on the Company’s future financial ability to declare and pay such dividends.  Additionally, certain lending agreements restrict the Company from declaring or paying dividends beyond set limits.  In any fiscal year, the Company may declare or pay any dividend or distribution and may redeem, retire, repurchase or otherwise acquire shares of Common Stock in a maximum aggregate of the lesser of $2,000,000 or the consolidated net profit after taxes of Summa for such fiscal year.  Transactions that would exceed these limits would require prior bank authorization and the appropriate waivers.

Additional information required by this item is incorporated by reference from Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6.          SELECTED FINANCIAL DATA.

The selected financial data set forth below for the years ended August 31, 2003, 2004 and 2005 have been derived from the audited consolidated financial statements of Summa included elsewhere herein.  The selected financial data set forth below for the years ended August 31, 2001 and 2002 (and balance sheet data for 2003) have been derived from audited consolidated financial statements of Summa that are not included herein.  The selected financial data set forth below should be read in conjunction with those financial statements (including the notes thereto) and with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 below.

	At and for the Fiscal Years Ended August 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share amounts)
Statements of Operations Data:
Net sales
Optical components	$66,324	$60,908	$57,425	$55,830	$54,963
Material handling components	23,085	25,468	25,332	26,207	26,678
Irrigation components	19,670	16,827	16,454	22,416	27,342
Total	109,079	103,203	99,211	104,453	108,983
Gross profit	30,389	28,362	26,256	26,612	24,931

Operating income
Optical components	7,904	7,832	7,139	7,720	3,902
Material handling components	2,102	2,708	1,686	940	3,093
Irrigation components	790	(1,113)	(721)	390	1,216
Other	(1,664)	(1,516)	(1,671)	(2,098)	(2,199)
Total	9,132	7,911	6,433	6,952	6,012
Interest expense	(3,808)	(2,414)	(1,400)	(1,477)	(1,548)
Provision for income taxes	(1,593)	(2,001)	(1,664)	(1,980)	(1,577)
Minority interest in net loss of subsidiary	—	—	—	—	73
Income from continuing operations before cumulative effect of change in accounting principle	3,731	3,496	3,369	3,495	2,960
Income (loss) from discontinued operations	682	433	189	(124)	(1,402)
Cumulative effect of change in accounting principle	—	—	(22,343)	—	—
Net income (loss)	$4,413	$3,929	$(18,785)	$3,371	$1,558
Preferred stock accretion	—	491	737	450	—
Net income (loss) available to common stockholders	$4,413	$3,438	$(19,522)	$2,921	$1,558

Per Share Data:
Basic earnings per share
Income from continuing operations before accounting change	$0.88	$0.68	$0.60	$0.72	$0.74
Income (loss) from discontinued operations	0.16	0.10	0.04	(0.03)	(0.35)
Cumulative effect of change in accounting principle	—	—	(5.12)	—	—
Total	$1.04	$0.78	$(4.48)	$0.69	$0.39
Diluted earnings per share
Income from continuing operations before accounting change	$0.84	$0.66	$0.59	$0.71	$0.73
Income (loss) from discontinued operations	0.16	0.10	0.04	(0.03)	(0.34)
Cumulative effect of change in accounting principle	—	—	(5.02)	—	—
Total	$1.00	$0.76	$(4.39)	$0.68	$0.39

Dividends declared	—	—	—	—	$0.06

Balance Sheet Data:
Total assets	$98,279	$97,565	$68,719	$80,117	$80,035
Working capital	$14,539	$16,301	$16,251	$19,294	$19,075
Total debt	$36,860	$24,911	$20,115	$30,858	$30,589
Mandatorily redeemable preferred stock	—	$5,366	$6,103	—	—
Common stockholders’ equity	$45,807	$50,219	$29,380	$30,029	$31,088

Common shares outstanding	4,297	4,402	4,246	3,974	3,940
Preferred shares outstanding	—	5	5	—	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Summa manufactures plastic products for diverse commercial and industrial markets. Through its three reportable segments, Summa designs and manufactures injection-molded and formed plastic optical components for OEM customers in the lighting industry; modular plastic conveyor belt and chain for the food processing industry; engineered plastic fittings, valves, filters and tubing for agricultural and landscape irrigation; and other molded and extruded plastic components for diverse industries.

Significant events and developments in fiscal 2005 included:

•              During fiscal 2005, plastic resin, the principal raw material of the Company, experienced extreme price inflation and volatility, and the Company has so far been unable to increase the prices of its products to fully offset the cost increases, especially in the Optical Components segment.  The resin price volatility was exacerbated after the end of fiscal 2005 as a result of hurricane-related interruptions at oil processing and petrochemical facilities in the Gulf of Mexico region.  Further resin price increases have been announced and are anticipated in the near future, and passing these on will represent a continuing challenge.

•              Earnings for fiscal 2005 were substantially lower than in fiscal 2004. Improvement in financial performance of the Material Handling Components and Irrigation Components segments was eclipsed by deterioration in the Optical Components segment.  The Optical Components segment has initiated a three-point program of structural cost reduction, renewed customer focus, and an increased investment in product development activity.  The Company currently expects that the first half of fiscal 2006 will compare unfavorably to prior year results for this segment, but year over year improvement in the second half of fiscal year 2006 is expected.

•              As previously announced, the former Electrical Components segment was discontinued in September 2005 when Summa sold certain current assets of its subsidiary, Plastron Industries, Inc., at their book value and agreed to lease certain retained fixed assets of Plastron to the buyer.  Summa does not expect to report a material gain or loss as a result of the transaction.   Additional assets of Plastron, principally real estate located in Illinois, will be liquidated as soon as practical.  In the past year, significant losses were incurred by this former segment. This transaction is expected to eliminate negative operating cash flow and permit reinvestment of proceeds of the sale and cash flow from leases in businesses with better margins and growth prospects.

•              Certain relocation and consolidation programs in the Material Handling Components and Irrigation Components segments were successfully completed during fiscal 2005, and the expected operating cost benefits began to be realized in the second half of the year.

•              In September 2005, the Company announced a plan to pay quarterly cash dividends.  The first such dividend of $.06 per share of common stock was paid in October 2005.  Assuming the quarterly dividends continue to be paid at the same rate, the program will use approximately $1 million per year.

•              During fiscal 2005, the Company repurchased 62,481 shares of its common stock, at an average cost of $8.32 per share, in open market transactions, pursuant to a plan to acquire up to $2,000,000 of common stock with no time limit.

Results of Operations

The following table sets forth certain information, derived from Summa’s consolidated statements of operations, as a percentage of sales, for each of the years in the three year period ended August 31, 2005, as well as the Company’s effective income tax rate for each period presented.

	2003	2004	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	73.5	74.5	77.1
Gross profit	26.5	25.5	22.9
S,G, & A and other expense, net	20.0	18.8	17.4
Operating income	6.5	6.7	5.5
Interest expense, net	1.4	1.4	1.4
Income from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle	5.1%	5.2%	4.1%

Effective tax rate	33.1%	36.2%	35.3%

Fiscal 2005 versus Fiscal 2004

Sales for the fiscal year ended August 31, 2005 increased $4,530,000, or 4%, primarily due to the effects of price increases (approximately $4,200,000) and the contribution of sales from recently acquired operations in the Irrigation Components segment (about $1,900,000), partially offset by the loss of business to China (about $850,000). Sales decreased $867,000, or 2%, in the Optical Components segment, primarily due to softness in demand for high-bay, high intensity lighting products, and loss of business to China, partially offset by price increases; increased $471,000, or 2%, in the Material Handling Components segment, primarily due to price increases; increased $4,926,000, or 22%, in the Irrigation Components segment, primarily due to the inclusion of sales from recently acquired operations (approximately $1,900,000), the effects of price increases (approximately $2,200,000), recaptured market share from certain major customers and improved market conditions.

Gross profit for fiscal 2005 decreased $1,681,000, or 6%, from the comparable prior year period, primarily due to increased material costs, partially offset by the effects of higher prices.  Gross margin decreased from 25.5% to 22.9%, primarily due to increased material costs.

Operating expenses for fiscal 2005 decreased $741,000, or 4%, from the comparable prior period, primarily due to management cost reduction initiatives and the benefit of $186,000 from partial collection of a fully reserved note receivable, partially offset by the inclusion of operating expenses of newly acquired operations and increased costs related to compliance with Sarbanes-Oxley rules and regulations.  As a percent of sales, operating expenses decreased from 18.8% to 17.4%.

Operating income for fiscal 2005 was $6,012,000, which was $940,000 or 14%, lower than in the comparable prior year period.  Operating income decreased $3,818,000 in the Optical Components segment, due primarily to difficulty and delays in fully passing through resin price increases and unfavorable product mix; increased $2,153,000 in the Material Handling Components segment, primarily due to inefficiencies related to a plant consolidation in the prior year period, partially offset by expenses related to a plant relocation during fiscal 2005; and increased $826,000 in the Irrigation Components segment, primarily due to the effects of higher sales volume and efficiencies gained from plant consolidation.  Operating margin decreased from 6.7% in fiscal 2004 to 5.5% in fiscal 2005, due to the factors discussed above.

Net interest in fiscal 2005 was $71,000 higher than in fiscal 2004, due to the effects of higher average debt levels and higher average interest rates in the most recent period partially offset by the absence of term loan break-up fees and the write-off of unamortized bank fees of $266,000 incurred in the prior year period.

The provision for income taxes in fiscal 2005 was $403,000 lower than in the comparable prior year period, primarily due to lower income before taxes.

The Company’s backlog of unfilled orders, believed to be firm, was $6,682,000 at August 31, 2004 and $5,592,000 at August 31, 2005.  Because the time between entering an order and shipping the product and recording a sale is typically shorter than one month, backlog levels are not a reliable indicator of future sales volume.

Fiscal 2004 versus Fiscal 2003.

For the year ended August 31, 2004, net sales increased by $5,242,000, or 5%, from the prior fiscal year, primarily as a result of the inclusion of $4,194,000 of sales from newly acquired operations.  See “Business – History of Acquisitions”, above.  Same business sales in fiscal year 2004 increased approximately 1% from the prior year.  Optical Components segment sales declined $1,595,000, or 3%, primarily due to the loss of some contract manufacturing work to competitors.  Material Handling Component sales increased $875,000, or 3%, primarily due to strong export sales, sales of new products and selected price increases, partially offset by increased competition in the domestic market.  Irrigation Components segment sales increased $5,962,000, or 36%, due to the inclusion of $4,194,000 of sales from newly acquired operations, strength of agricultural markets and aggressive selling efforts.

For the year ended August 31, 2004, cost of sales increased by $4,886,000, or 7%, from the prior fiscal year, due to the increase in sales and increases in the cost of plastic resin. As a percent of sales, cost of goods sold increased from 73.5% to 74.5%, primarily due to increased cost of resin not fully passed on to customers.

For the year ended August 31, 2004, gross profit increased $356,000, or 1%, from the prior fiscal year.  Gross margin declined from 26.5% to 25.5%, primarily due to higher resin costs not fully passed on to customers.

For the year ended August 31, 2004, operating expenses were $19,660,000, or 1% lower than in the prior year.  As a percent of sales, operating expenses decreased from 20.0% to 18.8% due to the benefit of increased sales and cost reduction initiatives.

For the year ended August 31, 2004, operating income increased $519,000, or 8%, due to the changes discussed above.  By segment, operating income increased $581,000 in the Optical Components segment, primarily due to favorable product mix; decreased $746,000 in the Material Handling Components segment, primarily due to increased expenses related to a facility consolidation and increased $1,111,000 in the Irrigation Components segment, primarily due to the effects of higher sales volume.  Operating margin for the year increased from 6.5% in fiscal 2003 to 6.7% due to the changes in gross margin and operating expenses discussed above.

For fiscal 2004, interest expense increased to $1,477,000 from $1,400,000, due to increased debt levels as a result of the Block Repurchase described below, and a non-recurring charge of $266,000 related to refinancing of bank debt, substantially offset by lower average interest rates.  The Company’s debt and interest rates are described more fully in “Liquidity and Capital Resources – Financial Arrangements” below.

For fiscal 2004, the effective tax rate increased to 36.2% from 33.1% in fiscal 2003, primarily due to a change in the distribution of earnings among various tax jurisdictions.

Inflation.

In fiscal 2003, resin prices were relatively stable.  During fiscal 2004, especially in the fourth quarter, prices increased so rapidly that the increases were not fully passed on to customers.  Volatility in resin pricing resulted from high prices for oil and gas derivative feedstocks, strong demand, especially in Asia, and reduced supply caused by several resin plant closings.  In fiscal 2005, resin prices were less volatile after the first quarter but generally continued to increase.  This was especially true of commodity resins, including polyethylene and polyvinyl chloride, as oil prices increased dramatically.  The Company had difficulty passing on the full impact of resin cost increases to its customers throughout the year.  Following the end of the fiscal year, numerous facilities which produce component materials used in the manufacture of plastic resins were damaged or temporarily shut down as a result of hurricanes in the Gulf of Mexico.  Prices paid by the Company for virtually all resins it uses have increased since August 31, 2005.

Liquidity and Capital Resources

Sources and Uses of Funds.  The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties.  See “Financing Arrangements” below.   During the three fiscal years ended August 31, 2005, net cash provided by operating activities was $10,248,000 in 2003, $9,711,000 in 2004 and $6,796,000 in 2005.  Cash flows from operations decreased in 2004 compared to 2003, primarily due to changes in the components of working capital.  From August 31, 2003 to August 31, 2004, net of the effect of acquisitions, accounts receivable increased $2,498,000; inventory increased $2,239,000; accounts payable increased $3,786,000; and accrued liabilities increased $2,341,000.  Cash flow from operations decreased in 2005 compared to 2004, primarily due to the loss from discontinued operations of $1,402,000 and changes in the components of working capital.  Accounts receivable increased $370,000; inventories decreased $183,000; prepaid expenses and other assets increased $487,000; accounts payable increased $923,000 and accrued liabilities decreased $427,000.

Summa’s principal uses of cash have been the (i) support of operating activities, (ii) acquisitions of businesses, (iii) investments in capital improvements, (iv) reduction of debt and (v) repurchases of Company equity.  Cash used for certain investing activities for the three fiscal years ended August 31, 2005 is summarized in the following table:

	Fiscal Years Ended August 31,
	2003	2004	2005
Acquisitions of businesses	$—	$1,903,000	$—
Investment in capital improvements	$4,055,000	$8,334,000	$7,053,000
Capital investment as a percent of depreciation	86%	177%	136%

Generally, investment in capital improvements is primarily for new product tooling, manufacturing equipment upgrades and new computer systems.  At August 31, 2005, Summa was not materially committed to any outside supplier for any such capital expenditure and believes its present capacity, augmented by anticipated continued investment in new product tooling and equipment, will be sufficient to meet demand for its products.  During fiscal 2004 and the first half of fiscal 2005, the Company invested in new facilities, process improvement and automation systems, which resulted in total capital expenditures in fiscal 2004 and fiscal 2005 which were higher than in typical years.  The Company financed these improvements with borrowings from commercial lenders.  For the three year period ended August 31, 2005, total capital expenditures were 133% of total depreciation.

In fiscal 2005 the Company incurred long-term debt of $4,875,000 related to the new facility in the Material Handling Components segment and debt of $1,356,000 related to manufacturing tooling and equipment.  The Company paid debt of $6,340,000 including subordinated debt of $2,309,000 and used funds of $520,000 to purchase common stock and $240,000 for payment of cash dividends.

In June 2003, the Company announced a plan to repurchase up to $2,000,000 of its Common Stock with no time limit (the “2003 Buy Back”).  Prior to May 2004, the Company had purchased 9,169 shares at an average cost of $7.96 per share.  In May 2004, the Company repurchased all of its outstanding Preferred Stock for its book value of $6,553,000, and 452,856 shares of its Common Stock for $3,633,000, or $8.02 per share, in a private transaction (the “Block Repurchase”).  The Company paid for the Block Repurchase with $10,185,000 of subordinated debt.  Subsequently, a substantial portion of the subordinated debt was prepaid using the Company’s line of credit.  In conjunction with the Block Repurchase, the 2003 Buy Back was cancelled.  In October 2004, the Company announced a plan to repurchase up to $2,000,000 of its Common Stock with no time limit (the “2005 Buy Back”).  As of August 31, 2005, the status of the 2005 Buy Back was as follows:

	Shares repurchased	Average cost per share	Repurchase cost
Quarter ended February 28, 2005	500	$9.76	$5,000
Quarter ended May 31, 2005	31,265	$8.73	273,000
June 2005	14,215	$8.02	114,000
July 2005	12,701	$7.87	100,000
August 2005	3,800	$7.37	28,000
Total	62,481	$8.32	$520,000

The cost per share includes commissions where applicable.

In December 2004, the Company paid a dividend of $.06 per share to common stockholders, or $240,000  in the aggregate.  In September 2005, the Company announced its intention to pay quarterly cash dividends, and in October 2005, the Company paid a dividend of $.06 per share to common stockholders, or $236,000 in the aggregate.  In November 2005, the Company announced a dividend of $.06 per share, or approximately $236,000 in the aggregate, to be paid on approximately December 20, 2005 to common stockholders of record as of December 9, 2005.

Working Capital; Asset Utilization.  At fiscal year end, working capital was $16,251,000 in 2003, $19,294,000 in 2004 and $19,075,000 in 2005.  The increase in working capital from 2003 to 2004 was due primarily to increases in accounts receivable and inventory related to increased sales and reduced current maturities of long-term debt as a result of financial restructuring, partially offset by an increase in accounts payable.  Working capital at August 31, 2005 was approximately the same as at August 31, 2004.

Asset utilization of continuing operations for the three fiscal years ended August 31, 2005 is presented in the following table:

Fiscal Years Ended August 31,
	2003	2004	2005
Average working capital turnover	7.0 times	6.4 times	6.2 times
Average accounts receivable turnover	6.7 times	6.7 times	6.8 times
Average inventory turnover	7.0 times	6.7 times	7.1 times

Financing Arrangements.  Summa has several debt relationships as described below.   Substantially all of the Company’s assets are pledged to secure debt, which requires compliance with various covenants.

Summary of the Company’s debt at August 31, 2005:

		Weighted
		Average
		Interest	Additional
Description of Debt	Balance	Rate	Availability	Fiscal Year Due
				2006	2007	2008	2009	2010 and thereafter
Revolving line of credit	$12,183,000	5.2%	$7,622,000	—	$12,183,000	$—	$—	$—
Bank term loan	3,546,000	4.7%	—	974,000	1,021,000	1,072,000	479,000	—
Real estate and other loans	14,174,000	5.8%	—	1,595,000	5,765,000	1,281,000	927,000	4,606,000
Subordinated debt	686,000	6.5%	—	500,000	186,000	—	—	—

Total debt	$30,589,000	5.4%	$7,622,000	$3,069,000	$19,155,000	$2,353,000	$1,406,000	$4,606,000

Interest rates on the revolving line of credit and certain real estate loans are subject to market fluctuation, and the rates on the revolving line of credit are subject to reduction as the Company achieves certain financial milestones. See also Note 10 in the “Notes to Consolidated Financial Statements” of the Company in this Annual Report on Form 10-K.

Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned capital expenditures and debt service for the next twelve months.  The Company has a strategy which includes growth by acquisition.  In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed. The Company has 10,000,000 shares of Common Stock authorized, of which 3,940,041 shares were outstanding at August 31, 2005, and 5,000,000 shares of “blank check” preferred stock authorized, of which none was outstanding at August 31, 2005.  The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

Off-Balance Sheet Arrangements

At August 31, 2005, the Company had no material off-balance sheet arrangements other than the non-debt obligations described in “Contractual Obligations,” below.

Contractual Obligations

Summary of the Company’s contractual obligations at August 31, 2005:

	Fiscal Year Obligations Due
Contractual Obligations	Balance	2006	2007	2008	2009	2010	2011 and thereafter

Long-term debt	$30,589,000	$3,069,000	$19,155,000	$2,353,000	$1,406,000	$485,000	$4,121,000
Operating leases	3,279,000	1,157,000	857,000	738,000	517,000	10,000	—
Purchase obligations	5,873,000	5,873,000	—	—	—	—	—
Other	3,142,000	148,000	603,000	163,000	170,000	1,495,000	563,000
Total	$42,883,000	$10,247,000	$20,615,000	$3,254,000	$2,093,000	$1,990,000	$4,684,000

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

Risk Factors

The following risks and uncertainties, as well as others described elsewhere in this Annual Report on Form 10-K, could materially adversely affect the Company’s business, results of operations and financial condition:

Competition.  The markets for the Company’s products are all characterized by extensive competition.  Numerous companies currently offer competing products and services nationally and internationally (particularly in China), and in certain geographic areas the Company has competition from local manufacturers.  It can be expected that other companies will introduce additional competing products in the future.  Many existing and potential competitors have greater financial, marketing and research resources than Summa.  In addition, some of Summa’s largest customers have the resources to manufacture products comparable to those currently purchased from Summa, and some of Summa’s customers also compete with the Company in certain areas.

Market Demand.  Operating results are affected by the general cyclical pattern of the markets in which our major customer groups operate and the overall economic conditions in which the Company and its customers operate.  A weak capital expenditure environment in one or more of the markets we serve from time to time has had and can be expected in the future to have a material adverse effect on our results of operations.

Inflation & Inability to Increase Prices.  During periods of inflation, including the current inflationary period, the Company has had limited success in its attempts to pass on cost increases to its customers in the form of price increases, resulting in decreased margins and lower profitability, and the Company expects its ability to increase prices to offset its own increased costs will continue to be limited in the future.  Although the Company attempts to reduce its own cost structure to lessen the negative impact of inflation, there can be no assurance that cost reductions will be successful in restoring previous levels of profitability.  The Company employs significant amounts of plastic resins in its manufacturing processes, and the prices of such resins have been increasing.  The costs of these raw materials are sometimes volatile and are beyond the Company’s control.  Volatile raw material costs can significantly affect operating results and make period-to-period comparisons difficult.  The Company does not attempt to hedge the costs of raw materials, other than to occasionally purchase larger than normal quantities in advance of announced price increases.  The Company has also experienced increases in other costs such as insurance, wages, employee benefits and electricity.

Patent Expirations & Related Litigation.  The expiration of certain economically significant patents, particularly patents covering the highly successful Reflexor® line of products in the Optical Components segment, the first of which expires in 2008, will likely result in increased competition, lower prices and decreased profitability.  In 2004, Summa settled patent infringement lawsuits with two customers regarding one of the Reflexor® patents and resumed manufacturing and selling reflectors to those customers.  Even so, Summa believes incidents of infringement of the Reflexor®-related patents and other patents will increase as they near their respective expiration dates.  The Company may file patent infringement and/or other types of lawsuits in the future which may result in materially increased costs and other adverse consequences.  Any costs and/or losses that Summa may suffer from such lawsuits, and the effect such litigation may have upon the reputation and marketability of Summa’s products, could have a material adverse impact on the future results of operations, financial condition and/or prospects of the Company.

Discontinued Operations.  In September 2005, the Company sold certain current assets and current liabilities of its former Electrical Components segment at their book value and agreed to lease certain retained fixed assets of that Segment, which is now reported as a discontinued operation.  Summa does not expect to report a material gain or loss as a result of the transaction.  However, a substantial portion of the consideration for the assets sold was in the form of a promissory note due August 30, 2006 and various leases of equipment and real property.  In the event the buyer fails to fulfill its obligations under the note and/or the asset leases, the Company will incur significant legal expenses and a substantial loss in reclaiming and liquidating the assets.

Customer Concentration.  Summa’s largest three customers, all of whom are customers of the Optical Components segment, accounted for 10%, 5% and 4% of Company sales in fiscal 2005.  Although the Company has several thousand active accounts, the loss of one or more large customers or the business failure of one of these large customers and the resulting inability to pay its unsecured account with the Company could have a materially adverse impact on the Company.

Product Development.  The performance of Summa in the future will depend in part on its ability to develop and market new products that will gain customer acceptance and loyalty, as well as its ability to adapt its product offerings and control its costs to meet changing pricing considerations and other market factors.  The Company’s operating performance would be adversely affected if it were to incur delays in developing new products or if such products did not gain market acceptance.  There can be no assurance that existing or future products will be sufficiently successful to enable Summa to effectively compete in its markets or, should new product offerings meet with significant customer acceptance, that one or more current or future competitors will not introduce products that render the Company’s products noncompetitive.

Indebtedness.  The Company’s financial leverage and the operating and financial restrictions imposed by the instruments governing its indebtedness may limit or prohibit its ability to incur additional indebtedness, create liens, sell assets, engage in mergers, acquisitions or joint ventures, pay cash dividends, repurchase shares or make certain other payments.  The Company’s leverage and such restrictions could limit its ability to respond to changing business or economic conditions.  The Company’s inability to meet debt obligations when due could impair the ability to finance operations and could result in default and bankruptcy.  The Company has a significant amount of indebtedness, and increases in borrowing costs, rising interest rates, or the inability to refinance indebtedness when due could result in default.

Raw Materials.  From time to time, the Company may experience limited availability of the raw material needed to manufacture its products, principally certain types of plastic resin.  This supply failure may be due to increased worldwide demand in excess of supply or, more typically, as a result of a natural disaster or fire or similar event at a resin supplier’s facilities.  The inability to obtain an adequate supply of one or more resins may result in the loss of sales and customers, and decreased profitability.

Insurance.  From time to time, the number of insurance carriers interested in underwriting businesses that manufacture products from plastics, including the Company, has been limited.  In addition, the Company’s claims history may worsen, resulting in the Company being less attractive for insurance purposes.  Although the Company has successfully obtained the desired levels of insurance coverage in the past, there can be no assurance such coverage will continue to be available to the Company.  Even if available, the cost of such coverage may become excessive, or the insurance coverage obtained may not adequately cover the Company’s risks.

Acquisition Program.  The expansion of the Company through acquisitions, in which Summa looks for candidates that can complement its existing product lines, expand geographic coverage, and provide superior stockholder returns, is not assured.  Acquiring businesses that meet these criteria continues to be an important element of the Company’s business strategy. Some of the Company’s major competitors have similar growth strategies. As a result, competition for qualifying acquisition candidates is increasing and there can be no assurance that the Company will be able to identify and acquire such candidates on favorable terms in the future.   If the Company is unable to achieve expected financial results from future acquisitions, the interest and other acquisition related expenses incurred could exceed the net income derived from the acquired operations, which could reduce or eliminate net income.

Management of Acquisitions.  Although the existing management of an acquired company typically would be retained to manage day to day operations, it is anticipated that the business of the acquired company could be expanded with the support of Summa’s corporate staff.  Any such expansion could place a significant strain on Summa’s management and resources, require Summa to implement additional operating, marketing and financial controls, and necessitate that Summa hire additional personnel, which could have a significant adverse effect on Summa’s operating results.

Indebtedness from Acquisitions.  It is likely that any acquisition would require Summa to raise additional capital to finance the acquisition or provide working capital to the acquired company.  If this additional capital were raised through debt financings, Summa would incur substantial additional interest expense; sales of additional equity to raise the needed capital would dilute, on a pro-rata basis, the percentage ownership of all holders of Summa Common Stock.  There is no assurance that sufficient financing will be available to Summa to continue its acquisition strategy on terms and conditions that are acceptable to Summa.

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

Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.  Deferred tax assets are also recognized for tax credit carryforwards and then assessed (including the anticipation of future income) to determine the likelihood of realization.  Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Accounting for Stock Options.  Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (‘SFAS 123”), as amended by SFAS 148, allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma income and pro forma earnings per share disclosures for stock-based awards as if the fair-value based method defined in SFAS 123 had been applied.  In accordance with APB Opinion No. 25, and related interpretations, compensation expense would generally be recorded for fixed option grants only if, on the date of the grant, the current price of the underlying stock exceeded the exercise price.  The Company elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123.  Accordingly, no compensation expense has been recognized for the Company’s stock option plans and award of options to non-employee directors.

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

At August 31, 2005, the Company had $19,651,000 of outstanding variable interest loans with interest rates varying from 4.4 percent to 6.5 percent, in traunches.  A one percent increase in interest rates charged on the Company’s outstanding variable rate borrowings would result in an increase in annual interest expense of approximately $196,000, assuming the total outstanding amount of variable interest debt were to remain the same as on August 31, 2005.

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

The Company is currently not an accelerated filer under applicable rules and regulations of the Securities and Exchange Commission and, as such, has not been required to comply with all of the regulations recently adopted by the Commission, particularly the requirement that the Company include in its Annual Report on Form 10-K a report of management and accompanying auditor’s report on the Company’s internal control over financial reporting (“404 reporting”).  Compliance with the 404 reporting rules and regulations has been extended for non-accelerated filers to fiscal years ending on or after July 15, 2007.

ITEM 9B.       OTHER INFORMATION.

No other information was required to be disclosed in a report on Form 8-K during the Company’s fiscal fourth quarter except the information contained in the Company’s Form 8-K dated June 27, 2005 regarding the Company’s results of operations and financial condition for the fiscal third quarter and the entry into of an agreement to sell a certain manufacturing facility and related real estate located in Fullerton, California, and the Company’s Form 8-K dated July 15, 2005 regarding the acceleration of vesting of most unvested outstanding stock options previously granted to employees and officers of the Company which had an exercise price greater than the market price at that time.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of August 31, 2005.  The Company has no such compensation plans other than plans under which stock options have been granted.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighed-Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by stockholders (1)	953,860	$9.10	502,767
Equity compensation plans not approved by stockholders (2)	118,698	$7.15	—
Total	1,072,558	$8.89	502,767

  (1)  Equity Compensation Plans Approved by Stockholders. The following existing equity compensation plans of the Company were individually approved by the stockholders: Summa Industries 1991 Stock Option Plan, Summa Industries 1995 Stock Option Plan, as amended, Summa Industries 1999 Stock Option Plan, as amended, and the Summa Industries 2005 Equity Incentive Plan (collectively, the “Stockholder Approved Plans”).  The terms of each Stockholder Approved Plan and the individual option agreements granted thereunder are similar, except that, under the 2005 Equity Incentive Plan, the Company has the discretion to issue various other types of equity in addition to stock options, although to date no such other types of equity have been issued.  Each Plan has a ten-year term, and options to acquire shares of the Company’s Common Stock are available for grant to key employees, directors, consultants, vendors and others, for individual terms of up to ten years from date of grant.  Although stock options may be granted under the Stockholder Approved Plans which are intended to qualify as incentive stock options (“ISO’s”) under Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”), or, alternatively, as stock options which will not so qualify (“Nonstatutory Stock Options”), currently all options outstanding under these Plans are Nonstatutory Stock Options.  Options granted under the Stockholder Approved Plans become exercisable (vest) in accordance with the terms of the grant made by the Board of Directors, each as set forth in a written stock option agreement, but generally vest in twenty-five percent increments annually over four years. In the event of a “change in control” of the Company (defined as a dissolution, a merger or consolidation with any other corporation in which the Company is not the surviving corporation, a sale of substantially all assets to another person or entity, the acquisition by a person or group of 30% or more of the Company’s Common Stock, or a specified change in the composition of the Board of Directors), the date of exercisability of each option outstanding under the Stockholder Approved Plans will be accelerated to a date and time immediately prior to such transaction.  During 2005, the Board of Directors acted to accelerate the vesting of all of the then outstanding stock options under the 1991, 1995 and 1999 Plans, all of which contained exercise prices greater than the market trading price at that time.

(2)  Equity Compensation Plans Not Approved by Stockholders. The following existing equity compensation plans of the Company were not individually approved by the stockholders: Calnetics Acquisition Stock Option Plan, Falcon Acquisition Stock Option Plan, Plastron Acquisition Stock Option Plan, and Plastic Specialties, Inc. Acquisition Stock Option Plan (collectively, the “Acquisition Plans”).  Each of the Acquisition Plans was adopted by the Company in connection with an acquisition of a third party entity.  Most of the options under the Acquisition Plans were granted to employees of the acquired company to motivate future performance for the Company.  Because each Acquisition Plan was adopted to address a specific acquisition, all option grants under each Plan were made on or soon after the acquisition date at the then current market price, and no additional grants under these Plans will be made. The terms of each Acquisition Plan and the individual option agreements granted thereunder are similar.  Under each Acquisition Plan, options to acquire shares of the Company’s Common Stock were granted principally to employees, for individual terms of up to ten years from date of grant.  All options outstanding under these Plans are Nonstatutory Stock Options.  Options granted under the Acquisition Plans become exercisable (vest) in accordance with the terms of the grant made by the Board of Directors, each as set forth in a written stock option agreement, but generally vest in twenty-five percent increments annually over four years, although some vest over a period of nine years.  In the event of a “change in control” of the Company (defined as a dissolution, a merger or consolidation with any other corporation in which the Company is not the surviving corporation, a sale of substantially all assets to another person or entity, the acquisition by a person or group of 30% or more of the Company’s Common Stock, or a specified change in the composition of the Board of Directors), the date of exercisability of each option outstanding under the Acquisition Plans will be accelerated to a date and time immediately prior to such transaction.  During 2005, the Board of Directors acted to accelerate the vesting of all of the then outstanding stock options under the Acquisition Plans, all of which contained exercise prices greater than the market trading price at that time.

Additional information required by this item is incorporated by reference from Summa’s definitive Proxy Statement to be filed with the commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)          Financial Statements, Financial Statement Schedules and Exhibits:

The following documents are either filed herewith or incorporated herein by reference:

1.  Financial Statements.  The audited consolidated financial statements of Summa Industries and its subsidiaries as of August 31, 2004 and 2005 and for each of the three years in the period ended August 31, 2005 (including the notes thereto which contain unaudited quarterly financial data for each of the two years ended August 31, 2005), and the Reports of Independent Registered Public Accounting Firm thereon, are included herein as set forth in the “Index to Consolidated Financial Statements” set forth on page F-1.

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

2.3	Agreement and Plan of Acquisition dated July 2, 1997 by and between the Company and Calnetics Corporation relating to the acquisition by the Company of Calnetics and its subsidiaries (3)
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

2.6	Stock Purchase Agreement dated October 4, 2000 by and among the Company and the shareholders of Plastic Specialties, Inc. relating to the acquisition by the Company of Plastic Specialties, Inc. (5)
2.7

Asset Purchase Agreement dated November 3, 2000 among the Company, Ram Belts & Chains, Inc., a newly-formed Delaware corporation and wholly-owned subsidiary of the Company (“Buyer”), Rainbow Industrial Products Corp. (“Rainbow”), and Howard and Lee Beth Miller relating to the purchase of assets of the Ram Belts & Chains division of Rainbow by Buyer (6)

2.8

Asset Purchase Agreement dated January 4, 2002 by and among the Company, Pavaco Plastics Inc., Genesta Inc. and 1238579 Ontario Inc relating to the purchase of assets of Genesta Manufacturing division of Pavaco (7)

2.9

Asset Purchase Agreement dated January 15, 2004 between Central Valley Manufacturing, Inc., a newly-formed California corporation and wholly-owned subsidiary of the Company, and R.M. Wade & Co., an Oregon corporation, relating to the purchase of certain assets of the micro irrigation division of R.M. Wade (8)

2.10

Asset Purchase & Sale Agreement dated September 29, 2005 between Plastron Industries, Inc. and Plastron Manufacturing Co., LLC, regarding the divestiture of certain assets of the Electrical Components segment (9)

3.1	Certificate of Incorporation of the Company (10)
3.2	Bylaws of the Company (10)
10.1	Credit Agreement dated February 20, 2004 between the Company and Wells Fargo Bank (8)
10.2	1991 Stock Option Plan of the Company (11)
10.3	1995 Stock Option Plan of the Company (12)
10.4	1999 Stock Option Plan of the Company (13)
10.5	2005 Amended & Restated Equity Incentive Plan (14)

10.6	Standard Non-Qualified Stock Option Agreement (14)
10.7	Summary Sheet for Named Executive Officers and Directors Compensation (14) (18)
10.8	Form of Amended and Restated Employment Agreement dated June 1, 2001 between the Company and each of Messrs. Swartwout, Thoresen and Walbrun (15)
10.9	Series A Preferred Stock & Common Stock Repurchase Agreement, including form of Subordinated Promissory Note, dated May 3, 2004 by and among the Company and the Investors set forth therein (16).
10.10	Amended and Restated Purchase and Sale Agreement and Joint Escrow Instructions dated June 27, 2005 between Fullerton Holdings, Inc. and Olson Urban Housing, LLC regarding sale of real property (17)
21.1	Subsidiaries of the Registrant(*)
23.1	Consent of PricewaterhouseCoopers LLP(*)
31.1	Section 302 Certification(*)
32.1	Section 906 Certification(*)

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

(5)  Incorporated by reference from exhibits to the Company’s Current Report on Form 8-K dated October 5, 2000.

(6)  Incorporated by reference from exhibits to the Company’s Current Report on Form 8-K dated December 1, 2000.

(7)  Incorporated by reference from exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2001.

(8)  Incorporated by reference from exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2004.

(9)  Incorporated by reference from exhibits to the Company’s Current Report on Form 8-K dated September 29, 2005.

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

(14)  Incorporated by reference from exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2005.

 (15)  Incorporated by reference from exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

(16)  Incorporated by reference from exhibits to the Company’s Current Report on Form 8-K dated May 3, 2004.

(17)  Incorporated by reference from exhibits to the Company’s Current Report on Form 8-K dated June 27, 2005.

(18)  Incorporated by reference from exhibits to the Company’s Current Report on Form 8-K dated November 1, 2005.

* Filed herewith.

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm

TO:                            The Board of Directors and Stockholders of Summa Industries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Summa Industries and its subsidiaries at August 31, 2004 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 and Note 2 to the financial statements, effective September 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
October 19, 2005

Summa Industries

CONSOLIDATED BALANCE SHEETS

as of August 31

	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,248,000	$1,233,000
Accounts receivable, net of allowances of $685,000 in 2004 and $409,000 in 2005	18,227,000	16,919,000
Inventories	14,749,000	12,665,000
Prepaid expenses and other	1,429,000	1,877,000
Deferred tax assets	2,353,000	1,594,000
Assets held for sale	—	3,641,000
Total current assets	38,006,000	37,929,000
Property, plant and equipment, net	31,053,000	29,213,000
Other assets	67,000	44,000
Deferred tax assets	1,737,000	1,410,000
Goodwill, net	8,009,000	8,009,000
Other intangibles, net	1,245,000	972,000
Assets held for sale	—	2,458,000
Total assets	$80,117,000	$80,035,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,195,000	$3,069,000
Accounts payable	9,088,000	8,731,000
Accrued salaries, wages and benefits	3,180,000	2,503,000
Other accrued liabilities	4,249,000	3,271,000
Liabilities held for sale	—	1,280,000
Total current liabilities	18,712,000	18,854,000
Long-term debt, net of current maturities	28,663,000	27,520,000
Other long-term liabilities	2,508,000	2,441,000
Total long-term liabilities	31,171,000	29,961,000
Minority interest in subsidiary	205,000	132,000
Stockholders’ equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.001; 10,000,000 shares authorized; issued and outstanding: 3,974,187 at August 31, 2004 and 3,940,041 at August 31, 2005	15,305,000	15,046,000
Retained earnings	14,724,000	16,042,000
Total stockholders’ equity	30,029,000	31,088,000
Total liabilities and stockholders’ equity	$80,117,000	$80,035,000

See accompanying notes to consolidated financial statements.

Summa Industries

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended August 31

	2003	2004	2005
Net sales	$99,211,000	$104,453,000	$108,983,000
Cost of sales	72,955,000	77,841,000	84,052,000
Gross profit	26,256,000	26,612,000	24,931,000
Selling, general, and administrative and other expenses	19,823,000	19,660,000	18,919,000
Operating income	6,433,000	6,952,000	6,012,000
Interest expense, net	1,400,000	1,477,000	1,548,000
Income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	5,033,000	5,475,000	4,464,000
Provision for income taxes	1,664,000	1,980,000	1,577,000
Income from continuing operations before minority interest and cumulative effect of change in accounting principle	3,369,000	3,495,000	2,887,000
Minority interest in net loss of subsidiary	—	—	73,000
Income from continuing operations before cumulative effect of change in accounting principle	3,369,000	3,495,000	2,960,000
Income (loss) from discontinued operations, net of tax expense (benefit) of $96,000, $(81,000) and $(716,000), respectively	189,000	(124,000)	(1,402,000)
Income before cumulative effect of change in accounting principle	3,558,000	3,371,000	1,558,000
Cumulative effect of change in accounting principle, net of tax	(22,343,000)	—	—
Net income (loss)	$(18,785,000)	$3,371,000	$1,558,000
Preferred stock accretion	$737,000	$450,000	$—
Net income (loss) available to common stockholders:
Before cumulative effect of change in accounting principle	$2,821,000	$2,921,000	$1,558,000
After cumulative effect of change in accounting principle	$(19,522,000)	$2,921,000	$1,558,000
Earnings (loss) per common share
Basic
Income from continuing operations before accounting change	$0.60	$0.72	$.74
Income (loss) from discontinued operations	0.04	(0.03)	(0.35)
Cumulative effect of change in accounting principle	(5.12)	—	—
Net income	$(4.48)	$0.69	$0.39
Diluted
Income from continuing operations before accounting change	$0.59	$0.71	$.73
Income (loss) from discontinued operations	0.04	(0.03)	(0.34)
Cumulative effect of change in accounting principle	(5.02)	—	—
Net income	$(4.39)	$0.68	$0.39
Weighted average common shares outstanding:
Basic	4,359,000	4,215,000	3,979,000
Diluted	4,449,000	4,297,000	4,041,000

See accompanying notes to consolidated financial statements.

Summa Industries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the years ended August 31, 2005

	Common Shares	Common Stock	Retained Earnings	Total
Balance at August 31, 2002	4,401,769	$18,894,000	$31,325,000	$50,219,000
Cash out of odd lots and fractional shares	(39)	—	—	—
Contribution to 401(k) plan	45,348	428,000		428,000
Exercise of stock options, including tax benefit of $38,000	37,925	293,000	—	293,000
Repurchase of common stock	(238,900)	(2,038,000)	—	(2,038,000)
Net (loss)	—	—	(18,785,000)	(18,785,000)
Preferred stock accretion	—	—	(737,000)	(737,000)
Balance at August 31, 2003	4,246,103	17,577,000	11,803,000	29,380,000
Contribution to 401(k) plan	45,536	345,000	—	345,000
Exercise of stock options, including tax benefit of $252,000	139,273	856,000	—	856,000
Repurchase of common stock	(456,725)	(3,668,000)	—	(3,668,000)
Net income	—	—	3,371,000	3,371,000
Preferred stock accretion	—	—	(450,000)	(450,000)
Benefit related to issuance of minority interest	—	195,000	—	195,000
Balance at August 31, 2004	3,974,187	15,305,000	14,724,000	30,029,000
Cash out of fractional shares	(5)	—	—	—
Contribution to 401(k) plan	28,340	261,000	—	261,000
Repurchase of common stock	(62,481)	(520,000)	—	(520,000)
Payment of dividends	—	—	(240,000)	(240,000)
Net income	—	—	1,558,000	1,558,000
Balance at August 31, 2005	3,940,041	$15,046,000	$16,042,000	$31,088,000

See accompanying notes to consolidated financial statements.

Summa Industries

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended August 31

	2003	2004	2005

Operating activities:
Net income (loss)	$(18,785,000)	$3,371,000	$1,558,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,730,000	4,720,000	5,170,000
Amortization	240,000	248,000	273,000
Cumulative effect of change in accounting principle, net of tax	22,343,000	—	—
Write-down of goodwill, net of tax	16,000	—	—
Deferred tax provision	939,000	348,000	52,000
(Gain) loss on disposition of property, plant and equipment	(5,000)	93,000	(6,000)
Minority interest in loss of subsidiary	—	—	(73,000)
Net changes in assets and liabilities, net of effects of acquisitions	770,000	931,000	(178,000)
Total adjustments	29,033,000	6,340,000	5,238,000
Net cash provided by operating activities	10,248,000	9,711,000	6,796,000
Investing activities:
Acquisitions of businesses, net of cash acquired	—	(1,903,000)	—
Purchases of property and equipment	(4,055,000)	(8,334,000)	(7,053,000)
Net proceeds from the sale of property plant and equipment	38,000	16,000	1,271,000
Net cash (used in) investing activities	(4,017,000)	(10,221,000)	(5,782,000)
Financing activities:
Net proceeds from (payments on) revolving line of credit	(753,000)	7,586,000	(160,000)
Proceeds from issuance of long-term debt	—	5,561,000	6,231,000
Payments on long-term debt	(4,043,000)	(12,590,000)	(6,340,000)
Proceeds from the exercise of stock options	293,000	856,000	—
Purchase of common stock	(2,038,000)	(35,000)	(520,000)
Payment of cash dividends	—	—	(240,000)
Net cash provided by (used in) financing activities	(6,541,000)	1,378,000	(1,029,000)
Net increase (decrease) in cash and cash equivalents	(310,000)	868,000	(15,000)
Cash and cash equivalents, beginning of year	690,000	380,000	1,248,000
Cash and cash equivalents, end of year	$380,000	$1,248,000	$1,233,000

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

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements include the accounts of Summa and its wholly-owned subsidiaries and are prepared in accordance with generally accepted accounting principles in the United States of America. The results of operations of acquired companies have been included in the consolidated statements of operations and cash flows of the Company since the dates of acquisitions.  See Note 18.  All intercompany account balances and transactions have been eliminated in consolidation.

In August 2005, the Company’s board of directors approved a plan to divest the bobbin manufacturing business of Plastron Industries, Inc., the Company’s Electrical Components segment.  The Company completed the sale of certain assets of Plastron Industries, Inc. in September 2005.  As a result of the divestiture, the former Electrical Components segment is presented in the consolidated statement of operations as a discontinued operation for all periods presented.  The Company’s remaining reportable segments are Optical Components, Material Handling Components and Irrigation Components.

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

Revenue recognition

Revenue from product sales is recognized when all of the following conditions have been met: an authorized purchase order has been received, the sales price is fixed and determinable, collectibility is reasonably assured, shipment of the product has occurred, and title has transferred.  The Company records shipping costs billed to customers in a sales transaction as revenue.  Costs incurred for shipping and handling are charged to cost of sales.

Concentration of credit risk

Concentrations of credit risk with respect to trade receivables are limited due to a large, diverse customer base. The Company performs periodic credit evaluations of the financial condition of its customers, monitors collections and payments from customers, and generally does not require collateral. Receivables are generally due within 30 days. The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts and writes off an account when it is considered to be uncollectible. The Company estimates its allowance for doubtful accounts based on historical experience, aging of accounts receivable, and information regarding the creditworthiness of its customers. To date, losses have been within the range of management’s expectations.

Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market.  On an ongoing basis, inventories are reviewed and written down for estimated obsolescence or lack of marketability equal to the difference between the cost of inventories and the estimated net realizable value. Charges to increase inventory reserves are recorded as an increase in cost of goods sold. Estimated inventory obsolescence has been provided for in the financial statements and has been within the range of management’s expectations.

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

Maintenance, repairs and minor renewals are charged directly to expense as incurred.  Additions and improvements to property, plant and equipment are capitalized.  When assets are disposed of, the related costs and accumulated depreciation thereon are removed from the accounts, and any gain or loss is included in results of operations.

Goodwill

Effective September 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets”, which requires, among other things, the use of a nonamortization approach for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and intangibles having an indefinite life are not amortized, but instead will be reviewed for impairment at least annually or if an event occurs or circumstances indicate that the carrying amount may be impaired. Events or circumstances which could indicate an impairment include a significant change in the business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in strategy or disposition of a reporting unit or a portion thereof. Goodwill impairment testing is performed at the reporting unit level.

SFAS 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using several analytical techniques, including a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth of the Company’s business, determination of the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

The Company has selected August 31 as the date on which it will perform its annual goodwill impairment test. Based on the Company’s valuation of goodwill, an impairment charge of $16,000, net of the effect of tax, was recognized in fiscal 2003. No impairment charges related to the write-down of goodwill were recognized for fiscal 2004 or fiscal 2005.

Other intangible assets

Other intangible assets include intangibles such as non-compete agreements, non-contractual customer relationships, trade names, patents and customer lists recognized in connection with business acquisitions.  Other intangibles are being amortized over their estimated useful lives of 3-17 years.  See Note 8.

Impairment of long-lived assets

The Company periodically assesses potential impairments of its long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors considered by the Company include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows, if not.

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

Cash equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.  The Company maintains its cash deposits at numerous banks located throughout the United States, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

Foreign currency

The U.S. dollar is the functional currency of the Company’s international operation.  Bank accounts with balances in foreign currency are remeasured into U.S. dollars at end-of-period exchange rates.  Revenue and expenses are remeasured at average exchange rates in effect during each period.  Gains or losses from foreign currency remeasurement are included in net earnings.

Research and development

Summa invests in the development of new products and manufacturing processes.  Only direct costs associated with new tooling for products are capitalized.  All other costs, including salaries and wages of employees involved in research and development, are expensed as incurred.  Research and development expenses included in selling, general, administrative and other expenses in the Consolidated Statements of Operations were $1,173,000 in fiscal 2003, $1,041,000 in fiscal 2004 and $1,222,000 in fiscal 2005.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes”.  This statement requires that income taxes be accounted for using the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Had stock option compensation cost been recognized in accordance with SFAS Statement No. 123, the Company’s net income and earnings per share would have reflected the following pro forma amounts at August 31:

	2003	2004	2005

Net income available to common stockholders before cumulative effect of a change in accounting principle:
As reported	$2,821,000	$2,921,000	$1,558,000
Stock based employee cost, net of tax	100,000	130,000	386,000
Pro forma	$2,721,000	$2,791,000	$1,172,000
Diluted earnings per common share:
As reported	$.63	$.68	$.39
Stock based employee cost, net of tax	.02	.03	.10
Pro forma	$.61	$.65	$.29

During 2005, the Company accelerated the vesting of most of the then outstanding stock options which contained exercise prices greater than the market trading price at that time.   The stock based employee cost, net of tax of $386,000 for fiscal 2005, includes $380,000, net of tax, related to the accelerated vesting.

Dividend policy

Following the 2004 fiscal year end, the Company declared an annual dividend of $.06 per share of common stock, its first cash dividend since 1983.  The Board of Directors recently adopted a policy of quarterly cash dividends, with the first such quarterly dividend of $0.06 per share of common stock paid in October 2005.  Any future cash dividends or other distributions will be determined solely by the Board of Directors and will be based on the Company’s future financial ability to declare and pay such dividends.  Additionally, certain lending agreements restrict the Company from declaring or paying dividends beyond set limits.  In any fiscal year, the Company may declare or pay any dividend or distribution and may redeem, retire, repurchase or otherwise acquire shares of Common Stock in a maximum aggregate of the lesser of $2,000,000 or the consolidated net profit after taxes of Summa for such fiscal year.  Transactions that would exceed these limits would require prior bank authorization and the appropriate waivers.

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

In October 2005, the FASB issued Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense.  This Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required.  The adoption of this statement is not expected to have any significant effect on the Company’s results of operations or financial position.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20 and FAS No.3 (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error calculations. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe its adoption will have a material impact on its consolidated results of operations or financial position.

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

The carrying amount of goodwill and the impairment charge with respect to the Company’s reportable segments and former reportable segment is as follows:

	Balance at	Impairment	Balance at	Balance at	Balance at
	August 31, 2002	Charges (Pre-tax)	August 31, 2003	August 31, 2004	August 31, 2005
Segment

Optical components	$8,867,000	$5,953,000	$2,914,000	$2,914,000	$2,914,000
Material handling components	5,095,000	—	5,095,000	5,095,000	5,095,000
Irrigation components	8,539,000	8,539,000	—	—	—
Electrical components	12,689,000	12,689,000	—	—	—

Consolidated	$35,190,000	$27,181,000	$8,009,000	$8,009,000	$8,009,000

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

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted EPS was calculated using the “treasury stock” method as if dilutive options had been exercised and the funds were used to purchase common shares at the average market price during the period.  Options to purchase 736,597 common shares as of August 31, 2003, 171,296 common shares as of August 31, 2004 and 830,943 common shares as of August 31, 2005 were excluded from the calculation of equivalent shares, as they would have been anti-dilutive.  The 5,000 shares of previously outstanding preferred stock, convertible into 625,000 shares of common stock, were excluded from the calculation of equivalent shares, as they would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for “income available to common stockholders” and other disclosures required by Statement of Accounting Standards No. 128, “Earnings per Share”, for the years ended August 31:

	2003	2004	2005
Numerators:

Before cumulative effect of a change in accounting principle:

Net income	$3,558,000	$3,371,000	$1,558,000
Preferred stock accretion	(737,000)	(450,000)	—
Income available to common stockholders	$2,821,000	$2,921,000	$1,558,000

After cumulative effect of a change in accounting principle:

Net income (loss)	$(18,785,000)	$3,371,000	$1,558,000
Preferred stock accretion	(737,000)	(450,000)	—
Income available to common stockholders	$(19,522,000)	$2,921,000	$1,558,000

Denominators:

Weighted average shares outstanding – basic	4,359,000	4,215,000	3,979,000
Impact of common shares to be issued under stock option plans	90,000	82,000	62,000
Weighted average shares outstanding – diluted	4,449,000	4,297,000	4,041,000

4.                                      Supplemental cash flow information

Cash flows from net changes in assets and liabilities, net of effects of acquisitions for the years ended August 31:

	2003	2004	2005

Accounts receivable, net	$1,865,000	$(2,498,000)	$(370,000)
Inventories	668,000	(2,239,000)	183,000
Prepaid expenses and other assets	320,000	(459,000)	(487,000)
Accounts payable	(1,108,000)	3,786,000	923,000
Accrued liabilities	(975,000)	2,341,000	(427,000)
Cash flows from net changes in assets and liabilities, net of the effects of acquisitions	$770,000	$931,000	$(178,000)

Cash paid during the years ended August 31:

	2003	2004	2005

Interest	$1,250,000	$1,555,000	$1,742,000
Income taxes	$1,888,000	$834,000	$1,671,000

Non-cash investing and financing activities in the years ended August 31:

	2003	2004	2005
Common stock issued to 401K Plan	$428,000	$345,000	$261,000
Accretion of redeemable preferred stock	$737,000	$450,000	—
Issuance of subordinated debt for repurchase of:
Preferred stock	—	$6,553,000	—
Common stock	—	$3,633,000	—
Minority interest in subsidiary given as partial consideration for land and building	—	$205,000	—

Details of acquisitions (Note 18):
Fair value of assets acquired	$—	$2,025,000	$—
Liabilities assumed or incurred	—	(122,000)	—
Cash paid	—	1,903,000	—
Less cash acquired	—	—	—
Net cash used in acquisitions	$—	$1,903,000	$—

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

Long-term debt – At August 31, 2004, the estimated fair value of debt was equal to the carrying value of $30,858,000 based on market rates.  At August 31, 2005, the estimated fair value of debt was equal to the carrying value of $30,589,000 based on market rates.

6.                                      Inventories

Inventories consisted of the following at August 31:

	2004	2005

Finished goods	$6,407,000	$6,097,000
Work in process	296,000	199,000
Materials and parts	8,046,000	6,369,000

	$14,749,000	$12,665,000

7.                                      Property, plant and equipment

Property, plant and equipment consisted of the following at August 31:

	2004	2005

Land, at cost	$2,716,000	$1,287,000
Buildings and leasehold improvements, at cost.	17,382,000	16,472,000
Machinery and equipment, at cost	40,124,000	40,708,000
Office furniture and equipment, at cost	3,620,000	4,162,000
	63,842,000	62,629,000
Accumulated depreciation	(32,789,000)	(33,416,000)
Net property, plant and equipment	$31,053,000	$29,213,000

8.                                      Goodwill and other intangibles

Goodwill and other intangibles consisted of the following at August 31:

	2004	2005

Goodwill	$8,902,000	$8,902,000
Less: accumulated amortization	(893,000)	(893,000)

Goodwill, net	$8,009,000	$8,009,000

Other intangibles	$2,404,000	$2,404,000
Less: accumulated amortization	(1,159,000)	(1,432,000)

Other intangibles, net	$1,245,000	$972,000

Other intangibles consisted of the following at August 31:

	2004			2005
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Non-compete agreement	$695,000	$(268,000)	$427,000	$695,000	$(395,000)	$300,000
Royalty agreement	599,000	(136,000)	463,000	599,000	(171,000)	428,000
Patents, trademarks, trade names	674,000	(411,000)	263,000	674,000	(477,000)	197,000
Other	436,000	(344,000)	92,000	436,000	(389,000)	47,000
Total	$2,404,000	$(1,159,000)	$1,245,000	$2,404,000	$(1,432,000)	$972,000

Amortization of other intangibles was $240,000 in fiscal 2003, $248,000 in fiscal 2004 and $273,000 in fiscal 2005.   Future amortization of other intangibles at August 31, 2005 is as follows:

Fiscal Year	Amount

2006	$178,000
2007	$129,000
2008	$128,000
2009	$107,000
2010	$112,000
2011and thereafter	$318,000

9.                                      Income taxes

The provision for income taxes consisted of the following for the years ended August 31:

	2003	2004	2005

Current:
Federal	$717,000	$1,138,000	$1,449,000
State	(108,000)	305,000	262,000
Foreign	116,000	189,000	(186,000)
	725,000	1,632,000	1,525,000
Deferred:
Federal	842,000	304,000	47,000
State	97,000	44,000	5,000
	939,000	348,000	52,000
Provision for income taxes	$1,664,000	$1,980,000	$1,577,000

Foreign earnings (loss) included in income from continuing operations was $206,000 in fiscal 2003, $340,000 in fiscal 2004 and $(348,000) in fiscal 2005.

The following table provides a reconciliation between the provision for taxes based on income included in the accompanying consolidated statements of operations and the provision for taxes computed by applying the statutory income tax rate to income before taxes for the years ended August 31:

	2003	2004	2005

Provision for federal taxes at statutory rates.	$1,711,000	$1,861,000	$1,543,000
State tax, net of federal benefit	85,000	228,000	170,000
Extraterritorial income exclusion benefit	(129,000)	(182,000)	(178,000)
Other, net	(3,000)	73,000	42,000

Provision for income taxes	$1,664,000	$1,980,000	$1,577,000

The components of the Company’s net deferred tax assets (liabilities) at August 31 were as follows:

	2004	2005
State taxes	$89,000	$87,000
Accrued expenses	1,224,000	510,000
Reserves	1,040,000	997,000
Total current deferred tax assets	2,353,000	1,594,000
Other long-term deferred tax assets	(11,000)	259,000
Long-term reserves	725,000	663,000
Depreciation	(1,918,000)	(2,261,000)
Amortization	2,941,000	2,749,000
Total non-current deferred tax assets	1,737,000	1,410,000

Net deferred tax assets	$4,090,000	$3,004,000

10.                               Revolving line of credit and long-term debt

Long-term debt consisted of the following at August 31:

	2004	2005
Revolving line of credit	$12,343,000	$12,183,000
Bank term loan	4,537,000	3,546,000
Real estate and other	10,983,000	14,174,000
Subordinated debt	2,995,000	686,000

Total	30,858,000	30,589,000
Less: current maturities	2,195,000	3,069,000
Long-term portion	$28,663,000	$27,520,000

Future maturities of long-term debt at August 31, 2005 were as follows:

Fiscal Year	Amount
2006	$3,069,000
2007	19,155,000
2008	2,353,000
2009	1,406,000
2010	485,000
2011 and thereafter	4,121,000
Total	$30,589,000

The Company has a revolving line of credit from its principal bank, which expires in February 2007, with availability of up to $25,000,000, depending on levels of accounts receivable and inventory.  At August 31, 2005, the total capacity under the revolving line of credit was $19,885,000.  Advances on the revolving line of credit were $12,343,000 at August 31, 2004 and $12,183,000 at August 31, 2005, all classified as long-term.  Depending on certain financial ratios, interest on the line of credit is at 0.075% to 1.0% below the applicable prime rate or 1.25% to 1.5% above LIBOR, at the Company’s option, in traunches.  The average interest rate on the revolving line of credit was 3.1% at August 31, 2004 and 5.2% at August 31, 2005.  There is a charge of 0.25% on the unused portion of the line of credit.  The Company has an amortizing, 4.695%, 5-year bank term loan with a balance of $4,537,000 at August 31, 2004 and $3,546,000 at August 31, 2005.  The bank loans are secured by substantially all of the Company’s assets, excluding real estate and equipment related to certain other long-term debt.

The Company’s line of credit facility contains certain restrictive covenants including limitations on borrowing, mergers and acquisitions, paying dividends and acquiring shares of common stock. Additionally, the Company is required to meet debt covenants based on certain financial ratios, including an EBITDA coverage ratio, as defined, of not less than 2.0 to 1.0 at any fiscal quarter end on or after August 31, 2005. The Company was in compliance with all such bank covenants as of August 31, 2005.

The Company’s other long-term debt is primarily comprised of fixed rate and variable rate loans, secured by related real estate and equipment, with typical terms of 5 to 10 years.  Average interest rates on other long-term debt were 4.2% at August 31, 2004 and 5.8% at August 31, 2005.  The Company has a subordinated note with a balance of $2,995,000 at August 31, 2004 and $686,000 at August 31, 2005.  The interest rate on the subordinated debt at August 31, 2005 was 6.5%.

11.                               Preferred stock and subordinated debt

The Company had 5,000 shares of mandatorily redeemable preferred stock, the holders of which had the right to demand redemption beginning December 14, 2004 for $7,025,000, with daily scheduled increases of the redemption value.  On May 3, 2004, the Company repurchased and retired all of its outstanding preferred stock for $6,553,000, and 452,852 shares of its common stock at $8.02 per share, by issuance of new, unsecured, subordinated debt of $10,186,000 with an initial interest rate of 12%.  Subsequently, the Company retired $9,600,000 of the subordinated debt, with advances from its bank line of credit.  See Note 10 above.

12.                               Commitments and contingencies

The Company leases office and manufacturing facilities and certain equipment under non-cancelable operating leases which expire at various dates through August 2009.  Rental expense charged to operations was approximately $1,663,000 in 2003, $1,739,000 in 2004 and $1,511,000 in 2005.

The aggregate minimum future lease payments under these leases at August 31, 2005 are approximately as follows:

Fiscal Year	Amount
2006	$1,157,000
2007	857,000
2008	738,000
2009	517,000
2010	10,000
2011 and thereafter	—

The Company has adopted a Savings and Retirement Plan.  The plan, which qualifies under Section 401(k) of the Internal Revenue Code, allows employees to defer specified percentages of their compensation in a tax-deferred trust.  The Company may elect to make matching contributions and discretionary contributions, which can be made in cash or the Company’s common stock.  The cost of the Company matching contribution is partially offset by a reduction in payroll taxes.  Company contributions to the plan totaled $887,000 in 2003, $846,000 in 2004 and $781,000 in 2005.

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

14.                               Product warranties

The following table summarizes information about the Company’s accrual for product warranty liability for the years ended
August 31:

	2003	2004	2005
Beginning of period	$550,000	$472,000	$471,000
Deductions	(337,000)	(419,000)	(255,000)
Additions	259,000	393,000	186,000
Other – acquired in acquisitions	—	25,000	—
End of period	$472,000	$471,000	$402,000

15.                               Related party transactions

The Company is obligated to pay consulting fees to one of its directors, pursuant to pre-existing agreements with a subsidiary acquired in fiscal 1997.  Total fees were $30,000 in each of 2003, 2004 and 2005.  The agreements continue until 2011.

16.                               Stock-based compensation plans

The Company has four stock option plans (the “Plans”) which have been approved by the Stockholders and are administered by its Board of Directors.  Under the Plans, options to acquire shares of common stock may be granted to key employees, directors, consultants, vendors and others in the following amounts:

		Shares Remaining and
		Available for Grant
Plan	Total Shares Authorized	at August 31, 2005
1991 Plan	150,000	—
1995 Plan	350,000	11,527
1999 Plan	750,000	91,240
2005 Plan	500,000	400,000

In addition, options have been issued in conjunction with acquisitions, the fair value of which was included in the acquisition purchase prices.

The Company accounts for stock options issued to employees and directors under APB Opinion No. 25 and Financial Interpretation No. 44.  Under APB 25, if the exercise price of the stock option equals the market price of the underlying stock on the issuance date, no compensation expense is recognized.  Consequently, no compensation expense was recognized under these plans for fiscal years 2003, 2004 and 2005.  The Company is required by SFAS No. 123 “Accounting for Stock-Based Compensation” to provide pro forma disclosures under an alternate fair value method of accounting.

For pro forma disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for grants in fiscal years 2003, 2004 and 2005:

	2003	2004	2005
Weighted average risk-free interest rate	2.6%	3.5%	4.2%
Volatility	35%	34%	45%
Expected dividend yields	—	—	0.6%
Weighted average expected life in years	4.9	5.0	4.7

Under these Plans, the options are generally issued with exercise prices equal to the market price of the Company’s stock on the grant date.  Options vest cumulatively over various periods, at the discretion of the Board of Directors, up to five years from the grant date, are exercisable in whole or in installments, and expire up to ten years from the date of grant.  All option grants during the three year period ended August 31, 2005 were pursuant to Stockholder approved plans.  Options that are forfeited are again available for grant under the Plans.  All options fully vest immediately prior to a change in control of the Company, as defined in the stock option plans.

A summary of the status of the Company’s stock options at August 31, 2003, 2004 and 2005 and changes during the years then ended, is presented in the following table:

	2003		2004		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,082,153	$8.58	1,034,435	$8.48	952,158	$8.88
Granted	84,000	$9.45	105,000	$7.57	236,500	$9.51
Exercised	(37,925)	$6.71	(136,835)	$4.33	—	—
Forfeited/expired	(93,793)	$11.31	(50,442)	$10.25	(116,100)	$10.07
Outstanding at end of year	1,034,435	$8.48	952,158	$8.88	1,072,558	$8.89

Exercisable at end of year	761,608	$8.10	667,177	$8.99	972,558	$8.87
Weighted average fair value of options granted		$3.22		$2.72		$3.90

The following table summarizes information about stock options outstanding at August 31, 2005:

		Outstanding		Exercisable
	Weighted		Weighted		Weighted
Exercise	Average	Number of	Average	Number of	Average
Price	Remaining	Options	Exercise	Options	Exercise
Range	Term (Years)	Outstanding	Price	Exercisable	Price
$4.55 - $5.75	1.6	161,615	$5.20	161,615	$5.20
$7.50 - $9.53	5.1	523,000	$8.74	423,000	$8.66
$9.55 - $11.28	5.1	304,897	$10.10	304,897	$10.10
$12.16 - $13.72	3.7	83,046	$12.54	83,046	$12.54
		1,072,558	$8.89	972,558	$8.87

17.                               Unaudited quarterly information

	Quarters ended
					Fiscal
	November	February	May	August	Year
	(in thousands, except per share amounts)
Fiscal 2004:
Net sales	$23,065	$23,686	$29,819	$27,883	$104,453
Gross profit	5,946	5,994	7,726	6,946	26,612
Income from continuing operations	752	474	1,424	845	3,495
Income (loss) from discontinued operations	78	(21)	(34)	(147)	(124)
Net income	830	453	1,390	698	3,371
Preferred stock accretion	184	185	81	—	450
Net income available to common stockholders	$646	$268	$1,309	$698	$2,921
Earnings per common share:
Basic
Income from continuing operations	$.13	$.06	$.32	$.21	$.72
Income (loss) from discontinued operations	.02	—	(.01)	(.03)	(.03)
Net income	$.15	$.06	$.31	$.18	$.69

Diluted
Income from continuing operations	$.13	$.06	$.31	$.21	$.71
Income (loss) from discontinued operations	.02	—	(.01)	(.04)	(.03)
Net income	$.15	$.06	$.30	$.17	$.68

Fiscal 2005:
Net sales	$25,488	$26,686	$28,808	$28,001	$108,983
Gross profit	6,444	5,940	6,630	5,917	24,931
Income from continuing operations	902	650	883	525	2,960
(Loss) from discontinued operations	(292)	(374)	(375)	(361)	(1,402)
Net income	$610	$276	$508	$164	$1,558

Earnings per common share:
Basic
Income from continuing operations	$.22	$.16	$.23	$.13	$.74
(Loss) from discontinued operations	(.07)	(.09)	(.10)	(.09)	(.35)
Net income	$.15	$.07	$.13	$.04	$.39

Diluted
Net income from continuing operations	$.22	$.16	$.22	$.13	$.73
(Loss) from discontinued operations	(.07)	(.09)	(.09)	(.09)	(.34)
Net income	$.15	$.07	$.13	$.04	$.39

18.                               Acquisitions

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

19.                               Discontinued operations

In August 2005, the Company’s board of directors approved a plan to divest the bobbin manufacturing business of Plastron Industries, Inc. (“Plastron”).  The Company sold certain assets to an investor group at their book value in September 2005 for $300,000 cash and a $2,280,000 note due in August 2006, and leased related equipment and facilities to the investor group for five years.  Additional assets of Plastron, principally real estate located in Illinois, will be liquidated as soon as practical.  The Company does not expect to report a material gain or loss as a result of the transaction.

Certain assets of Plastron have been reclassified as “assets held for sale” and certain liabilities of Plastron have been reclassified as “liabilities held for sale”.  The retained equipment and facilities remain classified as assets of other ongoing operations.

The financial results of Plastron, which were historically reported as the Electrical Components operating segment, have been excluded from results of continuing operations for all periods presented herein and have been presented as a discontinued operation.

The results of discontinued operations are summarized as follows for the years ended August 31:

	2003	2004	2005
Net sales	$11,929,000	$11,951,000	$10,531,000
Income (loss) from discontinued operations	285,000	(205,000)	(2,118,000)
Income tax expense (benefit)	96,000	(81,000)	(716,000)
Income (loss) from discontinued operations, net of tax	$189,000	$(124,000)	$(1,402,000)

The carrying amounts of the major classes of Plastron’s assets and liabilities that have been included in assets held for sale and liabilities held for sale at August 31, 2005, were as follows:

Current assets held for sale:
Accounts receivable	$1,678,000
Inventory	1,901,000
Other	62,000
Total current assets	3,641,000
Non-current assets held for sale:
Property, plant and equipment, net	1,654,000
Total	$5,295,000

Current liabilities held for sale:
Accounts payable	$1,280,000

The non-current total assets held for sale of $2,458,000 at August 31, 2005, includes certain real estate held for sale with a carrying value of $804,000 which does not relate to the discontinued operations.

20.                               Sales distribution and segment information

Sales to the Company’s largest single customer, as a percent of total sales, represented 11.2% in 2003, 10.9% in 2004 and 10.3% in 2005.

Sales by geographic area, based on customer location, were as follows for the years ended August 31:

	2003	2004	2005
United States	$82,048,000	$85,365,000	$89,944,000
Mexico and Canada	8,323,000	9,111,000	9,386,000
Europe	6,153,000	6,998,000	7,102,000
Latin America	773,000	617,000	466,000
Asia	628,000	842,000	608,000
Other	1,286,000	1,520,000	1,477,000
	$99,211,000	$104,453,000	$108,983,000

Long-lived assets, comprised of property, plant and equipment, net of accumulated depreciation, by geographic location, were as follows at August 31:

	2004	2005
United States	$30,479,000	$28,352,000
Canada	574,000	390,000
Europe	—	409,000
Other	—	62,000
Total	$31,053,000	$29,213,000

The Company has three reportable segments identified by differences in products and distribution channels.  The accounting policies of the segments are the same as those described in the summary of significant accounting polices.  The Company’s operations are reported in the following business segments:

Optical Components.  In its Optical Components segment, Summa designs and manufactures plastic prismatic lenses, reflectors and diffusers and other plastic products, which are used in commercial and industrial lighting fixtures and other applications.

Material Handling Components.  In its Material Handling Components segment, Summa designs and manufactures engineered plastic components, which form conveyer belts and chains and other plastic products for use in food processing.

Irrigation Components.   In its Irrigation Components segment, Summa designs and manufactures plastic injection-molded fittings, micro-sprinklers, emitters, valves, filters and accessories, extruded tubing and other plastic products for drip irrigation systems used in agriculture, commercial landscape and other applications.

Formerly, the Company also operated in an Electrical Components segment which was discontinued in September 2005 and is reported as discontinued operations.

Financial information by reportable business segment is reported in the following table.  Inter-segment sales have been reclassified to conform to current presentations.  Inter-segment sales are transferred at cost.

	2003	2004	2005
External sales:
Optical Components	$57,425,000	$55,830,000	$54,963,000
Material Handling Components	25,332,000	26,207,000	26,678,000
Irrigation Components	16,454,000	22,416,000	27,342,000
Consolidated	$99,211,000	$104,453,000	$108,983,000
Inter-segment sales:
Optical Components	$266,000	$2,606,000	$341,000
Material Handling Components	—	—	—
Irrigation Components	2,399,000	673,000	—
Other	(2,665,000)	(3,279,000)	(341,000)
Consolidated	$—	$—	$—

Total sales:
Optical Components	$57,691,000	$58,436,000	$55,304,000
Material Handling Components	25,332,000	26,207,000	26,678,000
Irrigation Components	18,853,000	23,089,000	27,342,000
Other	(2,665,000)	(3,279,000)	(341,000)
Consolidated	$99,211,000	$104,453,000	$108,983,000

Operating income:
Optical Components	$7,139,000	$7,720,000	$3,902,000
Material Handling Components	1,686,000	940,000	3,093,000
Irrigation Components	(721,000)	390,000	1,216,000
Other	(1,671,000)	(2,098,000)	(2,199,000)
Consolidated	$6,433,000	$6,952,000	$6,012,000

Assets:
Optical Components	$28,228,000	$30,183,000	$28,668,000
Material Handling Components	18,335,000	20,069,000	23,270,000
Irrigation Components	10,497,000	13,622,000	13,046,000
Electrical Components	6,999,000	10,453,000	—
Assets held for sale	—	—	6,099,000
Other	4,457,000	5,790,000	8,952,000
Consolidated	$68,516,000	$80,117,000	$80,035,000

Capital expenditures:
Optical Components	$1,022,000	$1,113,000	$758,000
Material Handling Components	1,694,000	2,943,000	4,803,000
Irrigation Components	1,169,000	648,000	582,000
Other	170,000	3,630,000	910,000
Consolidated	$4,055,000	$8,334,000	$7,053,000

Depreciation and amortization:
Optical Components	$2,169,000	$2,209,000	$2,288,000
Material Handling Components	1,387,000	1,216,000	1,430,000
Irrigation Components	682,000	862,000	952,000
Other	732,000	681,000	773,000
Consolidated	$4,970,000	$4,968,000	$5,443,000

21.                               Subsequent events

In September 2005, the Company declared a dividend of $.06 per share to stockholders of record on October 10, 2005.  The aggregate dividend of $236,000 was paid on October 20, 2005.  In October 2005, the Company declared a dividend of $.06 per share to stockholders of record on December 9, 2005.  The aggregate dividend of approximately $236,000 is scheduled to be paid on or about December 20, 2005.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

TO:                            The Board of Directors and Stockholders of Summa Industries:

Our audits of the consolidated financial statements referred to in our report dated October 19, 2005 appearing in the 2005 Annual Report on Form 10-K of Summa Industries also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

October 19, 2005

Summa Industries

Schedule II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

For the three years ended August 31

	Balance at	Amounts
	beginning of	charged to	Amounts		Balance at
	period	expense	written off	Other*	end of period
2003	$633,000	$251,000	$(279,000)	$—	$605,000
2004	$605,000	$402,000	$(322,000)	$—	$685,000
2005	$685,000	$111,000	$(366,000)	$(21,000)	$409,000

* Reclassified to assets held for sale at August 31, 2005

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, Summa has duly caused this Annual Report on Form 10-K for the fiscal year ended August 31, 2005 to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2005.

Summa Industries

By:	/s/ James R. Swartwout
James R. Swartwout
President

Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K for the fiscal year ended August 31, 2005 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James R. Swartwout	Chairman of the Board, President	November 4, 2005
James R. Swartwout	& Chief Financial Officer
(Principal Executive and Financial Officer)

/s/ Michael L. Horst	Director	November 4, 2005
Michael L. Horst

/s/ William R. Zimmerman	Director	November 4, 2005
William R. Zimmerman

/s/ David McConaughy	Director	November 4, 2005
David McConaughy

/s/ Josh T. Barnes	Director	November 4, 2005
Josh T. Barnes

/s/ Jack L. Watts	Director	November 4, 2005
Jack L. Watts

/s/ Charles A. Tourville	Director	November 4, 2005
Charles A. Tourville

/s/ Paul A. Walbrun	Vice President & Controller	November 4, 2005
Paul A. Walbrun	(Principal Accounting Officer)