Form 10-Q
period 2005-11-30
SUMMA INDUSTRIES/
filed 2006-01-11
CIK 62262

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

November 30, 2005

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is as shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares of common stock outstanding as of December 30, 2005 was 3,895,128.

Summa Industries

Summa Industries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	November 30, 2004	August 31, 2005	November 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$832,000	$1,233,000	$712,000
Accounts receivable	16,371,000	16,919,000	17,566,000
Inventories	15,118,000	12,665,000	15,210,000
Prepaid expenses and other	4,512,000	3,471,000	3,582,000
Assets held for sale	—	3,641,000	—
Note receivable	—	—	2,280,000
Total current assets	36,833,000	37,929,000	39,350,000
Property, plant and equipment	67,152,000	62,629,000	62,630,000
Less accumulated depreciation	(34,066,000)	(33,416,000)	(33,569,000)
Net property, plant and equipment	33,086,000	29,213,000	29,061,000
Other assets	1,840,000	1,454,000	1,448,000
Goodwill and other intangibles, net	9,186,000	8,981,000	8,932,000
Assets held for sale	—	2,458,000	1,994,000
Total assets	$80,945,000	$80,035,000	$80,785,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,543,000	$8,731,000	$10,873,000
Accrued liabilities	6,744,000	5,774,000	6,050,000
Current maturities of long-term debt	2,702,000	3,069,000	2,504,000
Liabilities held for sale	—	1,280,000	—
Total current liabilities	15,989,000	18,854,000	19,427,000
Long-term debt, net of current maturities	31,591,000	27,520,000	27,088,000
Other long-term liabilities	2,500,000	2,441,000	3,035,000
Total long-term liabilities	34,091,000	29,961,000	30,123,000
Minority interest in subsidiary	205,000	132,000	101,000
Stockholders’ equity:
Common stock, par value $.001; 10,000,000 shares authorized; issued and outstanding: 4,002,527 at November 30, 2004, 3,940,041 at August 31, 2005 and 3,920,226 at November 30, 2005	15,566,000	15,046,000	14,912,000
Retained earnings	15,094,000	16,042,000	16,222,000
Total stockholders’ equity	30,660,000	31,088,000	31,134,000
Total liabilities and stockholders’ equity	$80,945,000	$80,035,000	$80,785,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited)

	Three months ended November 30
	2004	2005
Net sales	$25,488,000	$27,740,000
Cost of sales	19,044,000	20,956,000
Gross profit	6,444,000	6,784,000
Selling, general, administrative and other expenses	4,781,000	4,973,000
(Gain) on sale of real estate	(43,000)	(205,000)
Operating income	1,706,000	2,016,000
Interest expense	309,000	448,000
Income from continuing operations before income taxes and minority interest	1,397,000	1,568,000
Provision for income taxes	495,000	561,000
Income from continuing operations before minority interest	902,000	1,007,000
Minority interest in net loss of subsidiary	—	31,000
Income from continuing operations	902,000	1,038,000
(Loss) from discontinued operations, net of tax benefit of $145,000 and $199,000	(292,000)	(387,000)
Net income	$610,000	$651,000
Earnings (loss) per common share
Basic
Continuing operations	$.22	$.26
Discontinued operations	$(.07)	$(.10)
Net income	$.15	$.16
Diluted	$.22	$.26
Continuing operations	$(.07)	$(.10)
Discontinued operations	$.15	$.16
Net income
Weighted average common shares outstanding:
Basic	3,984,000	3,927,000
Diluted	4,064,000	3,961,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the three months ended November 30, 2005

(unaudited)

	Common	Common	Retained
	Shares	Stock	Earnings	Total
Balance at August 31, 2005	3,940,041	$15,046,000	$16,042,000	$31,088,000
Exercise of stock options, including tax benefit of $3,000	2,500	15,000	—	15,000
Repurchase of common stock	(22,315)	(173,000)	—	(173,000)
Net income	—	—	651,000	651,000
Stock-based compensation	—	24,000	—	24,000
Payment of dividends	—	—	(236,000)	(236,000)
Dividends declared	—	—	(235,000)	(235,000)
Balance at November 30, 2005	3,920,226	$14,912,000	$16,222,000	$31,134,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended	Three months ended
	November 30, 2004	November 30, 2005
Operating activities:
Net income	$610,000	$651,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,277,000	1,202,000
Amortization	68,000	49,000
(Gain) on disposition of property, plant and equipment	(43,000)	(272,000)
Minority interest in net loss of subsidiary	—	(31,000)
Stock based compensation	—	24,000
Net changes in assets and liabilities:
Accounts receivable	1,856,000	(647,000)
Inventories	(369,000)	(2,545,000)
Prepaid expenses and other assets	(766,000)	(324,000)
Accounts payable	(2,545,000)	2,142,000
Accrued liabilities	(672,000)	635,000
Total adjustments	(1,194,000)	233,000
Net cash provided by (used in) operating activities	(584,000)	884,000
Investing activities:
Purchases of property and equipment	(3,310,000)	(1,086,000)
Proceeds from sale of property and equipment	43,000	772,000
Proceeds from sale of discontinued operations	—	300,000
Net cash (used in) investing activities	(3,267,000)	(14,000)
Financing activities:
Net proceeds from (payments on) line of credit	1,743,000	(1,046,000)
Proceeds from issuance of long-term debt	2,229,000	2,952,000
Payments on long-term debt	(537,000)	(2,903,000)
Proceeds from the exercise of stock options	—	15,000
Purchase of common stock	—	(173,000)
Payment of cash dividends	—	(236,000)
Net cash provided by (used in) financing activities	3,435,000	(1,391,000)
Net (decrease) in cash and cash equivalents	(416,000)	(521,000)
Cash and cash equivalents, beginning of period	1,248,000	1,233,000
Cash and cash equivalents, end of period	$832,000	$712,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

November 30, 2005

1.                                      Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Summa Industries (the “Company”) have been condensed in certain respects and should, therefore, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005.  In the opinion of the Company, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments.  The results of operations for the three months ended November 30, 2005 are not necessarily indicative of the results to be expected for the full year ending August 31, 2006.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments,” which requires companies to recognize in the income statement the grant-date fair value of stock options and equity-based compensation issued to employees. Prior to its adoption, the Company reported equity based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and Financial Interpretation No. 44, and accordingly, no compensation expense was recognized in the financial statements prior to September 1, 2005. The pro forma effect of equity-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation,” for the period prior to the adoption of SFAS No, 123R and the expense charged to earnings since its adoption are disclosed in Note 5, below.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of Accounting Research Bulletin (“ARB”) 43, Chapter 4.”  This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  This statement requires that those items be recognized as current period charges.  In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  The adoption of SFAS No. 151 effective September 1, 2005, did not have an impact on the Company’s financial position, results of operations or cash flow.

In October 2005, the FASB issued Staff Position Financial Accounting Standard (“FAS”)13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense.  This Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required.  The adoption of this statement is not expected to have any significant effect on the Company’s results of operations or financial position.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FAS No.3”. . SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error calculations. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted for reporting periods beginning after December 15, 2005. The Company does not believe its adoption will have a material impact on its consolidated results of operations or financial position.

2.             Inventories

Inventories were as follows:

	November 30, 2004	August 31, 2005	November 30, 2005

Finished goods	$6,771,000	$6,097,000	$7,394,000
Work in process	292,000	199,000	262,000
Materials and parts	8,055,000	6,369,000	7,554,000

	$15,118,000	$12,665,000	$15,210,000

3.             Assets held for sale

The book values of assets held for sale were:

	August 31, 2005	November 30, 2005

Vacant real estate	$2,373,000	$1,961,000
Machinery & equipment	85,000	33,000
Working capital of discontinued operations	2,361,000	—

Total assets held for sale	$4,819,000	$1,994,000

The working capital of discontinued operations at August 31, 2005 was net of liabilities held for sale of $1,280,000.  See Note 6 below.

4.             Earnings per share

Basic earnings per share (“EPS”) was computed by dividing net income by the weighted average number of common shares outstanding during each period.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted EPS was calculated using the “treasury stock” method as if dilutive options had been exercised and the funds were used to purchase common shares at the average market price during the period.  Options to purchase 590,000 common shares as of November 30, 2004 and 796,000 common shares as of November 30, 2005 were excluded from the calculation of equivalent shares, as they would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for “income available to common stockholders” and other disclosures required by FASB Statement of Accounting Standards No. 128, “Earnings per Share”:

	Three months ended November 30
	2004	2005

Numerators:

Net Income	$610,000	$651,000

Denominators:

Weighted average shares outstanding – basic	3,984,000	3,927,000
Impact of common shares assumed to be issued under stock option plans	80,000	34,000
Weighted average shares outstanding – diluted	4,064,000	3,961,000

5.             Stock-based compensation

Effective September 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation”, and superseded Accounting Principals Board Opinion (“APB”) No. 25

“Accounting for Stock Issued to Employees”, and its related interpretations.  SFAS 123R requires that new, modified and unvested share-based payment transactions with employees, such as stock options, be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.  The Company has elected to use the modified prospective method, under which previously reported financial results are not restated to reflect the stock-based compensation formerly recognized in the required pro forma footnote disclosures.

The Company deemed it to be in the best interests of the Company and its stockholders to minimize the compensation expense that would be required to be recognized under SFAS No. 123R for “out-of -the-money” or “underwater” stock options. Consequently, in the fiscal year ended August 31, 2005, the Company accelerated the vesting of most of the then outstanding stock options that contained exercise prices greater than the market trading price at that time. As a result of this early vesting, employee compensation expense of $380,000, net of tax, was recognized in the pro forma footnote disclosure for the year ended August 31, 2005 and will not be recognized in the reported results of operations in the periods following the adoption of SFAS No. 123R.

As a result of adopting SFAS 123R, the Company recognized compensation expense for stock options in the three-month period ended November 30, 2005 of $15,000, net of tax benefit.  Prior to the adoption of SFAS 123R, the Company applied the provisions of APB No. 25 and Financial Interpretation No. 44. Consequently, no compensation expense was recognized for stock options in the three-month period ended November 30, 2004.

The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as of September 1, 2004.  The fair value estimate was computed using the Black-Scholes option pricing model.

Three months ended November 30, 2004

Net income	$610,000
Share-based compensation included in net income	—
Pro forma impact of expensing stock options	(32,000)
Pro forma net income	$578,000

Earnings per share:

As reported:
Basic	$0.15
Diluted	$0.15

Pro forma:
Basic	$0.15
Diluted	$0.14

6.             Discontinued operations

As previously disclosed, in September 2005, the Company sold certain assets and liabilities of its former Electrical Components segment at their book value to an investor group for $300,000 cash and a $2,280,000 note due in August 2006, and leased related equipment and facilities to the investor group for five years.  Additional assets, principally real estate located in Illinois, are reported in assets held for sale. The financial results of Plastron, which were formerly reported as the Electrical Components segment, have been excluded from results of operations for the periods presented herein and have been presented as a discontinued operation.

7.             Supplemental cash flow information

	Three months ended November 30
	2004	2005

Cash paid during the period:
Interest	$387,000	$509,000
Income taxes	$550,000	$99,000

Non-cash financing activity:
Common stock issued to 401(k) Plan	$261,000	$—
Dividend declared	$(240,000)	$(235,000)

Non-cash investing activity:
The Company received a note receivable of $2,280,000 in September 2005 as partial consideration for the sale of certain assets of Plastron Industries, Inc.

8.             Segment information

The Company has three reportable segments identified by differences in products and distribution channels.  The accounting policies of the segments are the same as those described in the summary of significant accounting polices described in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005.  The Company’s operations are reported in the following business segments:

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

Formerly, the Company also operated in an Electrical Components segment which was discontinued in the first quarter of fiscal 2006 and has been reported as discontinued operations at August 31, 2005 and for the period ended November 30, 2005.

Financial information by reportable business segment follows:

	Three months ended November 30
	2004	2005

External sales
Optical components	$14,150,000	$14,523,000
Material handling components	6,409,000	6,525,000
Irrigation components	4,929,000	6,692,000
Consolidated	$25,488,000	$27,740,000

Inter-segment sales
Optical components	$291,000	$—
Material handling components	—	—
Irrigation components	—	—
Other	(291,000)	—
Consolidated	$—	$—

Total sales
Optical components	$14,441,000	$14,523,000
Material handling components	6,409,000	6,525,000
Irrigation components	4,929,000	6,692,000
Other	(291,000)	—
Consolidated	$25,488,000	$27,740,000

Operating income (loss)
Optical components	$1,282,000	$1,804,000
Material handling components	710,000	723,000
Irrigation components	163,000	163,000
Other	(449,000)	(674,000)
Consolidated	$1,706,000	$2,016,000

	November 30, 2004	August 31, 2005	November 30, 2005
Assets
Optical components	$28,995,000	$28,668,000	$30,127,000
Material handling components	21,781,000	23,270,000	23,587,000
Irrigation components	13,709,000	13,046,000	14,002,000
Assets held for sale	—	6,099,000	1,994,000
Other	16,460,000	8,952,000	11,075,000

Consolidated	$80,945,000	$80,035,000	$80,785,000

Interest expense and income taxes are not shown in the preceding table, as they are not fully allocated by segment.  “Other” includes inter-company eliminations, corporate and other expenses and assets not allocated by segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Quarterly Report on Form 10-Q, which are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding Summa’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as those set forth in Part II, Item 1 “Legal Proceedings” below.  Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in this “Management’s Discussion and Analysis” section and elsewhere herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005.  The forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.  For a discussion of risks and uncertainties that should be considered and which could materially adversely affect the Company, please see “Risk Factors” in the “Management Discussion and Analysis” section of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

Summa manufactures plastic products for diverse commercial and industrial markets. Through its three reportable segments, Summa designs and manufactures injection-molded and formed plastic optical components for OEM customers in the lighting industry; modular plastic conveyor belt and chain for the food processing industry; engineered plastic fittings, micro-sprinklers, emitters, valves, filters and tubing for irrigation systems used in agriculture, commercial landscape and other applications; and other molded and extruded plastic components for diverse industries.

Significant events and developments during the first quarter of fiscal 2006, ended November 30 2005

During the quarter, plastic resin, the principal raw material used by the Company, experienced extreme price inflation and volatility, as a result of a number of factors including petrochemical plant interruptions related to hurricanes in the Gulf of Mexico.  The price volatility was particularly evident with respect to polyethylene, a primary material used in the Irrigation Components segment.  As a result, the Company was not able to pass through all cost increases incurred and price increases passed through typically had little or no mark-up.  These factors had the effect of reducing gross margins.  In the Irrigation Components segment, some customers placed speculative purchase orders against the risk of further price increases or material unavailability.  The Company did not experience any supply interruptions and prices have moderated somewhat since the end of the first quarter.

As previously announced, during the quarter, the Company ceased operations in the Electrical Components segment, when it sold its bobbin manufacturing business.  Prior to the cessation of operations, the Company experienced excessive costs related to closing inventory activity, reduced sales and employee separation expenses.  As a result, a loss of $387,000, or $.10 per share, was incurred for the first quarter and reported as a loss from discontinued operations.

Results of Operations

The following table sets forth certain information, derived from Summa’s unaudited condensed consolidated statements of income, as a percent of sales for the three month periods ended November 30, 2004 and November 30, 2005, and the Company’s effective income tax rate during those periods:

	Three months ended November 30
	2004	2005
Net sales	100.0%	100.0%
Cost of sales	74.7%	75.5%
Gross profit	25.3%	24.5%
S,G & A and other expenses	18.8%	17.9%
(Gain) on sale of real estate	(0.2)%	(0.7)%
Operating income	6.7%	7.3%
Interest expense, net	1.2%	1.6%
Income before tax and minority interest	5.5%	5.7%

Effective tax rate	35.4%	35.8%

Quarter ended November 30, 2005 compared to the quarter ended November 30, 2004

Sales for the first quarter ended November 30, 2005 increased $2,252,000, or 9%, primarily due to the effects of price increases (approximately $1,200,000) and some speculative buying by Irrigation Components segment customers to hedge against anticipated future higher prices for resin.  Sales increased $373,000, or 3%, in the Optical Components segment, primarily due to price increases (approximately $700,000) and opportunistic non-recurring business (approximately $600,000), substantially offset by business lost due to competitive pricing; increased $116,000, or 2%, in the Material Handling Components segment, primarily due to strength in export sales; and increased $1,763,000, or 36%, in the Irrigation Components segment, primarily due to speculative buying and price increases (approximately $470,000).

Gross profit for the first quarter increased $340,000, or 5%, from the comparable prior year period, primarily due to increased sales, partially offset by increased material costs.  Gross margin decreased from 25.3% to 24.5%, primarily due to increases in plastic resin costs passed through to customers without mark-up and unfavorable mix of business.

Operating expenses for the first quarter, excluding a $205,000 gain from the sale of excess real estate, versus a $43,000 gain from a real estate sale in the prior year first quarter, increased $192,000, or 4%, from the comparable prior year period, primarily due to increased variable sales expenses related to higher sales and exchange rate costs, partially offset by management cost reduction initiatives.  As a percent of sales, operating expenses, excluding the gain from real estate sales, decreased from 18.8% to 17.9%.

Operating income for the first quarter was $2,016,000, which was $310,000, or 18%, higher than in the comparable prior year period.  By segment, operating income increased $522,000 in the Optical Components segment, primarily due to the gain of $205,000 on the sale of an excess building, the benefit of non-recurring opportunistic business, management cost reduction initiatives and favorable product mix; increased $13,000 in the Material Handling Components segment; and was unchanged in the Irrigation Components segment, despite substantially higher sales volume, primarily due to unfavorable product mix and higher resin costs passed on with little or no mark-up. Operating margin for the quarter increased from 6.7% in the first quarter of fiscal 2005 to 7.3% in the first quarter of fiscal 2006, due to the factors discussed above.

Net interest expense for the quarter ended November 30, 2005 increased $139,000 from the prior year first quarter, due to the effects of higher average interest rates in the most recent period, despite lower average debt levels. The weighted average interest rate was 5.8% on $29.6 million in debt at November 30, 2005, versus 4.4% on $34.3 million in debt a year earlier.

The provision for income taxes in the first quarter of fiscal 2006 was $561,000, $66,000 higher than in the prior year first quarter, due to higher income before taxes. The effective income tax rate was slightly higher at 35.8% in the most recent quarter versus 35.4% a year earlier.

The Company’s backlog of unfilled orders, believed to be firm, was $6,707,000 at November 30, 2004, $5,592,000 at August 31, 2005 and $5,866,000 at November 30, 2005.  Because the time between entering an order and shipping the product and recording a sale is typically shorter than one month, backlog levels are not a reliable indicator of future sales volume.

Liquidity and Capital Resources

Working Capital.  The Company’s working capital was $20,844,000 at November 30, 2004; $19,075,000 at August 31, 2005 and $19,923,000 at November 30, 2005.

Summary of the Company’s debt at November 30, 2005:

		Weighted
		Average		Fiscal Year Due
		Interest	Additional					2010 and
Description of Debt	Balance	Rate	Availability	2006	2007	2008	2009	thereafter

Revolving line of credit	$11,137,000	5.7%	$7,964,000	$—	$11,137,000	$—	$—	$—
Bank term loan	3,308,000	4.7%	—	736,000	1,022,000	1,071,000	479,000	—
Real estate and other loans	15,147,000	6.1%	—	1,145,000	4,430,000	1,412,000	1,058,000	7,102,000
Total debt	$29,592,000	5.8%	$7,964,000	$1,881,000	$16,589,000	$2,483,000	$1,537,000	$7,102,000

The interest rate on the bank term loan is fixed for five years.  Interest rates on the bank line of credit are subject to market fluctuation and are subject to reduction as the Company achieves certain financial milestones.  Interest rates on most of the real estate and other loans are subject to market fluctuation.

Sources and Uses of Funds.  Net cash provided by operating activities for the first three months of fiscal 2006 was $884,000 compared to $584,000 used in operating activities for the first quarter of fiscal 2005.  The increase was primarily due to increases in accounts payable and accrued liabilities in the most recent quarter versus decreases in the prior year first quarter, partially offset by a larger increase in inventory than in the prior year comparable period and an increase in accounts receivable in the most recent quarter versus a decrease in the prior year comparable period.  The increase in inventory in the most recent period was primarily due to a level loaded manufacturing initiative in the seasonal irrigation business, higher than normal raw material purchases to avoid announced price increases and selected increases to improve customer service levels.  Increases in accounts payable were primarily related to inventory increases.  Net cash used in investing activities was $14,000 in the first quarter, $3,253,000 less than in the first quarter of fiscal 2005, primarily due to an unusually large investment in a new facility in the Material Handling Components segment and investments in equipment in the first quarter of fiscal 2005 and proceeds from the sale of assets in the first quarter of fiscal 2006.  Net cash of $1,391,000 was used in financing activities for the first three months of fiscal 2006, compared to $3,435,000 in net cash provided in the prior year first three months.  The change primarily represents retirement of debt in the most recent period, versus increase in debt in the prior year, associated with the new facility investment.  Additionally, the Company used $409,000 for the repurchase of stock in the open market and payment of dividends in the first quarter of fiscal 2006 versus no such transactions in the first quarter of fiscal 2005.

In October 2004, the Company announced a plan to repurchase up to $2,000,000 of its Common Stock with no time limit (the “2005 Buy Back”).  As of November 30, 2005, the status of the 2005 Buy Back was as follows:

	Shares repurchased	Average cost per share	Repurchase cost

Prior to September 2005	62,481	$8.32	$520,000

September 2005	5,900	$7.57	$45,000
October 2005	7,157	$7.91	$56,000
November 2005	9,258	$7.77	$72,000
Total for the quarter	22,315	$7.76	$173,000

Total for the plan	84,796	$8.17	$693,000

The cost per share includes commissions where applicable.

Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned investments and debt service for the next twelve months.  In addition, funds may be generated from a limited number of sales of certain non-core assets of the Company.  The Company has a strategy which includes growth by acquisition.  In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed.  The Company has 10,000,000 shares of common stock authorized, of which 3,920,226 shares were outstanding at November 30, 2005 and 5,000,000 shares of «blank check» preferred stock authorized, of which none was outstanding at November 30, 2005.  The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

Off-Balance Sheet Arrangements

The Company’s material off-balance sheet arrangements are as follows:

Future Lease Payments.  The Company leases offices and manufacturing facilities and certain equipment under non-cancelable operating leases.  Future payments under these leases at November 30, 2005 are approximately as follows:

Fiscal Year	Amount
2006	$848,000
2007	$871,000
2008	$749,000
2009	$526,000
2010	$18,000
2011 and thereafter	$1,000

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

The Company has a significant amount of property and equipment and intangible assets. The determination as to whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable involves management’s judgment. In addition, should the Company conclude that recoverability of an asset is in question, the estimate of undiscounted future operating cash flows to determine whether an asset is recoverable and, if not, the final determination of the fair value of the asset, is also based on the judgment of management. These judgments can be impacted by a variety of underlying assumptions, such as the general business climate, effectiveness of competition and supply and cost of resources.  Accordingly, actual results can differ significantly from the assumptions made by management in making its estimates. Future changes in management’s estimates could result in indicators of impairment and future impairment charges.

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

Accounting for Stock Options.  The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment.  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.  The Company uses the Black-Scholes model to calculate the fair value and is required to exercise judgment and make assumptions concerning the expected term, the expected volatility, and the expected dividends. If actual results differ significantly from these estimates, stock-based compensation expense and results of operations could be impacted. The Company has elected to use the modified prospective method, under which previously reported financial results are not restated to reflect the stock based compensation expense formerly recognized in pro forma footnote disclosures and could affect comparability of historical results to results reported subsequent to the adoption of SFAS No. 123R.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the outstanding debt and related variable interest rates set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” above, there are no material changes to the disclosure set forth in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005.  The Company has no market risk sensitive instruments entered into for trading purposes.

EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  There were no significant changes in the Company’s internal controls that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company encounters lawsuits from time to time in the ordinary course of business and, at November 30, 2005, the Company and/or its affiliates were parties to several civil lawsuits. Summa does not expect that the resolution of these lawsuits will have a material adverse impact on future results of operations or financial position.  Certain lawsuits filed against the Company from time to time contain claims not covered by insurance, or seek damages in excess of policy limits, and such claims could be filed in the future.

Item 1A.  Risk Factors

As of the date of this filing, there has been no material change to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In October 2004, the Company announced a plan to repurchase up to $2,000,000 of its Common Stock with no time limit (the “2005 Buy Back”).  As of November 30, 2005, the status of the 2005 Buy Back was as follows:

	Shares repurchased	Average cost per share	Repurchase cost

Prior to September 2005	62,481	$8.32	$520,000

September 2005	5,900	$7.57	$45,000
October 2005	7,157	$7.91	$56,000
November 2005	9,258	$7.77	$72,000
Total for the quarter	22,315	$7.76	$173,000

Total for the plan	84,796	$8.17	$693,000

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.  Exhibits

31.1         Section 302 Certification

32.1         Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on January 10, 2006.

Summa Industries

/s/ James R. Swartwout	/s/ Trygve M. Thoresen
James R. Swartwout	Trygve M. Thoresen
President and Chief Financial Officer	Vice President and Secretary