Form 10-Q
period 2006-02-28
SUMMA INDUSTRIES/
filed 2006-04-06
CIK 62262

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

February 28, 2006

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

www.summaindustries.com

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as “large accelerated filer” and “accelerated filer” are defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is as shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No   ☒

The number of shares of common stock outstanding as of March 31, 2006 was 3,904,453

Summa Industries

Summa Industries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	February 28, 2005	August 31, 2005	February 28, 2006
ASSETS
Current assets:
Cash and cash equivalents	$930,000	$1,233,000	$1,105,000
Accounts receivable	19,251,000	16,919,000	17,633,000
Inventories	15,213,000	12,665,000	16,398,000
Prepaid expenses and other	4,188,000	3,471,000	3,874,000
Assets held for sale	—	3,641,000	—
Total current assets	39,582,000	37,929,000	39,010,000
Property, plant and equipment	67,483,000	62,629,000	58,247,000
Less accumulated depreciation	(34,638,000)	(33,416,000)	(33,085,000)
Net property, plant and equipment	32,845,000	29,213,000	25,162,000
Other assets	1,852,000	1,454,000	1,433,000
Goodwill and other intangibles, net	9,117,000	8,981,000	8,892,000
Assets held for sale	—	2,458,000	1,967,000
Total assets	$83,396,000	$80,035,000	$76,464,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,793,000	$8,731,000	$8,958,000
Accrued liabilities	5,450,000	5,774,000	6,153,000
Current maturities of long-term debt	4,955,000	3,069,000	2,940,000
Liabilities held for sale	—	1,280,000	—
Total current liabilities	19,198,000	18,854,000	18,051,000
Long-term debt, net of current maturities	30,603,000	27,520,000	23,857,000
Other long-term liabilities	2,492,000	2,441,000	3,048,000
Total long-term liabilities	33,095,000	29,961,000	26,905,000
Minority interest in subsidiary	172,000	132,000	95,000
Stockholders’ equity:
Common stock, par value $.001; 10,000,000 shares authorized; issued and outstanding: 4,002,022 at February 28, 2005, 3,940,041 at August 31, 2005 and 3,892,628 at February 28, 2006	15,561,000	15,046,000	14,727,000
Retained earnings	15,370,000	16,042,000	16,686,000
Total stockholders’ equity	30,931,000	31,088,000	31,413,000
Total liabilities and stockholders’ equity	$83,396,000	$80,035,000	$76,464,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited)

	Three months ended February 28		Six months ended February 28
	2005	2006	2005	2006
Net sales	$26,686,000	$27,510,000	$52,174,000	$55,250,000
Cost of sales	20,746,000	20,955,000	39,790,000	41,911,000
Gross profit	5,940,000	6,555,000	12,384,000	13,339,000
Selling, general, administrative and other expenses	4,574,000	4,919,000	9,355,000	9,892,000
(Gain) on sale of real estate	—	—	(43,000)	205,000)
Operating income	1,366,000	1,636,000	3,072,000	3,652,000
Interest expense	408,000	524,000	717,000	972,000
Income from continuing operations before income taxes and minority interest	958,000	1,112,000	2,355,000	2,680,000
Provision for income taxes	341,000	402,000	836,000	963,000

Income from continuing operations before minority interest	617,000	710,000	1,519,000	1,717,000
Minority interest in net loss of subsidiary	33,000	6,000	33,000	37,000

Income from continuing operations	650,000	716,000	1,552,000	1,754,000
(Loss) from discontinued operations, net of tax benefit of $197,000, $9,000, $341,000 and $208,000	(374,000)	(18,000)	(666,000)	(405,000)
Net income	$276,000	$698,000	$886,000	$1,349,000
Earnings (loss) per common share
Basic
Continuing operations	$0.16	$0.18	$0.39	$0.45
Discontinued operations	$(0.09)	—	$(0.17)	$(0.10)
Net income	$0.07	$0.18	$0.22	$0.35
Diluted
Continuing operations	$0.16	$0.18	$0.38	$0.44
Discontinued operations	$(0.09)	—	$(0.16)	$(0.10)
Net income	$0.07	$0.18	$0.22	$0.34
Weighted average common shares outstanding:
Basic	4,002,000	3,893,000	3,993,000	3,910,000
Diluted	4,079,000	3,926,000	4,071,000	3,943,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the six months ended February 28, 2006

(unaudited)

	Common Shares	Common Stock	Retained Earnings	Total
Balance at August 31, 2005	3,940,041	$15,046,000	$16,042,000	$31,088,000
Exercise of stock options, including tax benefit of $3,000	10,000	59,000	—	59,000
Repurchases of common stock	(57,413)	(448,000)	—	(448,000)
Net income	—	—	1,349,000	1,349,000
Stock-based compensation	—	70,000	—	70,000
Payment of dividends	—	—	(471,000)	(471,000)
Declaration of pending dividend	—	—	(234,000)	(234,000)
Balance at February 28, 2006	3,892,628	$14,727,000	$16,686,000	$31,413,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended February 28, 2005	Six months ended February 28, 2006
Operating activities:
Net income	$886,000	$1,349,000
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation	2,566,000	2,322,000
Amortization	137,000	89,000
(Gain) on disposition of property, plant and equipment	(114,000)	(300,000)
Minority interest in net loss of subsidiary	(33,000)	(37,000)
Stock-based compensation	—	70,000
Net changes in assets and liabilities:
Accounts receivable	(1,024,000)	(714,000)
Inventories	(464,000)	(3,733,000)
Prepaid expenses and other assets	(454,000)	(601,000)
Accounts payable	(295,000)	227,000
Accrued liabilities	(1,734,000)	751,000
Total adjustments	(1,415,000)	(1,926,000)
Net cash (used in) operating activities	(529,000)	(577,000)
Investing activities:
Purchases of property and equipment	(5,223,000)	(1,744,000)
Proceeds from sale of property and equipment	979,000	4,265,000
Proceeds from sale of note receivable	—	2,280,000
Proceeds from sale of business	—	300,000
Net cash provided by (used in) investing activities	(4,244,000)	5,101,000
Financing activities:
Net proceeds from line of credit	2,152,000	1,187,000
Proceeds from issuance of long-term debt	3,789,000	2,952,000
Payments on long-term debt	(1,241,000)	(7,931,000)
Proceeds from the exercise of stock options	—	59,000
Purchases of common stock	(5,000)	(448,000)
Payments of cash dividends	(240,000)	(471,000)
Net cash provided by (used in) financing activities	4,455,000	(4,652,000)
Net (decrease) in cash and cash equivalents	(318,000)	(128,000)
Cash and cash equivalents, beginning of period	1,248,000	1,233,000
Cash and cash equivalents, end of period	$930,000	$1,105,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

February 28, 2006

1.                                      Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Summa Industries (the “Company”) have been condensed in certain respects and should, therefore, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005.  In the opinion of the Company, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments.  The results of operations for the three month and six month periods ended February 28, 2006 are not necessarily indicative of the results to be expected for the full year ending August 31, 2006.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments,” which requires companies to recognize in the income statement the grant-date fair value of stock options and equity-based compensation issued to employees. Prior to its adoption in the first quarter of fiscal 2006, the Company reported equity based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and Financial Interpretation No. 44, and accordingly, no compensation expense was recognized in the financial statements prior to September 1, 2005. The pro forma effect of equity-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation,” for the period prior to the adoption of SFAS No, 123R and the expense charged to earnings since its adoption are disclosed in Note 5, below.

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

2.                                      Inventories

Inventories were as follows:

	February 28, 2005	August 31, 2005	February 28, 2006
Finished goods	$7,135,000	$6,097,000	$7,787,000
Work in process	234,000	199,000	200,000
Materials and parts	7,844,000	6,369,000	8,411,000
	$15,213,000	$12,665,000	$16,398,000

3.                                      Assets held for sale

The net book values of assets held for sale were:

	August 31, 2005	February 28, 2006
Vacant real estate	$2,373,000	$1,961,000
Machinery & equipment	85,000	6,000
Working capital of discontinued operations	2,361,000	—
Total assets held for sale	$4,819,000	$1,967,000

The working capital of discontinued operations at August 31, 2005 was net of liabilities held for sale of $1,280,000.  See Note 6 below.

4.                                      Earnings per share

Basic earnings per share (“EPS”) was computed by dividing net income by the weighted average number of common shares outstanding during each period.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted EPS was calculated using the “treasury stock” method as if dilutive options had been exercised and the funds were used to purchase common shares at the average market price during the period.  Options to purchase 314,000 shares of common stock as of February 28, 2005 and 836,693 shares of common stock as of February 28, 2006 were excluded from the calculation of equivalent shares, as they would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for “income available to common stockholders” and other disclosures required by FASB Statement of Accounting Standards No. 128, “Earnings per Share”:

	Three months ended February 28		Six months ended February 28
	2005	2006	2005	2006
Numerators:

Net income	$276,000	$698,000	$886,000	$1,349,000

Denominators:

Weighted average shares outstanding- basic	4,002,000	3,893,000	3,993,000	3,910,000
Impact of common shares assumed to be issued under stock option plans	77,000	33,000	78,000	33,000
Weighted average shares outstanding- diluted.	4,079,000	3,926,000	4,071,000	3,943,000

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

As a result of adopting SFAS 123R, the Company recognized compensation expense for stock options of $28,000 in the three month period ended February 28, 2006 and $ 43,000 in the six month period ended February 28, 2006, net of tax benefit.  Prior to the adoption of SFAS 123R, the Company applied the provisions of APB No. 25 and Financial Interpretation No. 44. Consequently, no compensation expense was recognized for stock options in the three-month and six-month periods ended February 28, 2005.

The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as of September 1, 2004.  Since the amounts attributable to forfeitures of stock options for the three and six month periods ended February 28, 2005 exceeded the amount allocable to expense for stock option grants, the pro forma impact of expensing stock options was a net benefit for each of the periods. The fair value estimate was computed using the Black-Scholes option pricing model.

	Three months ended	Six months ended
	February 28, 2005	February 28, 2005
Net income	$276,000	$886,000
Share-based compensation included in net income	—	—
Pro forma impact of expensing stock options net of the effect of tax of $42,000 and $22,000	68,000	37,000
	$344,000	$923,000

Earnings per share:

As reported:
Basic	$0.07	$0.22
Diluted	$0.07	$0.22

Pro forma:
Basic	$0.09	$0.23
Diluted	$0.08	$0.23

6.                                      Discontinued operations

As previously disclosed, in September 2005, the Company sold certain assets and liabilities of its former Electrical Components segment at their book value to an investor group for $300,000 cash and a $2,280,000 note due in August 2006, and leased related equipment and facilities to the investor group for five years. During the second fiscal quarter, the Company sold the note, the leased fixed assets and substantially all of the remaining assets of Plastron, other than real estate, for $5,698,000, the aggregate book value. The proceeds were used to pay off related equipment financing and other debt. Additional assets, principally real estate located in Illinois, are reported in assets held for sale. The financial results of Plastron, which were formerly reported as the Electrical Components segment, have been excluded from results of operations for the periods presented herein and have been presented as a discontinued operation.

7.                                      Supplemental cash flow information

	Six months ended February 28
	2005	2006
Cash paid during the period:
Interest	$1,111,000	$1,053,000
Income taxes	$1,488,000	$1,072,000
Non-cash financing activity:
Common stock issued to 401(k) Plan	$261,000	$—
Dividend declared	$—	$234,000

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

Formerly, the Company also operated in an Electrical Components segment which was discontinued in the first quarter of fiscal 2006 and has been reported as discontinued operations at August 31, 2005 and for the periods ended February 28, 2006.

Financial information by reportable business segment follows:

	Three months ended February 28		Six months ended February 28
	2005	2006	2005	2006
External sales
Optical components	$13,718,000	$13,973,000	$27,868,000	$28,496,000
Material handling components	6,206,000	7,187,000	12,615,000	13,712,000
Irrigation components	6,762,000	6,350,000	11,691,000	13,042,000
Consolidated	$26,686,000	$27,510,000	$52,174,000	$55,250,000

Inter-segment sales
Optical components	$18,000	$34,000	$309,000	$34,000
Material handling components	—	—	—	—
Irrigation components	—	—	—	—
Other	(18,000)	(34,000)	(309,000)	(34,000)
Consolidated	$—	$—	$—	$—

Total sales
Optical components	$13,736,000	$14,007,000	$28,177,000	$28,530,000
Material handling components	6,206,000	7,187,000	12,615,000	13,712,000
Irrigation components	6,762,000	6,350,000	11,691,000	13,042,000
Other	(18,000)	(34,000)	(309,000)	(34,000)
Consolidated	$26,686,000	$27,510,000	$52,174,000	$55,250,000

Operating income (loss)
Optical components	$1,228,000	$908,000	$2,510,000	$2,712,000
Material handling components	370,000	1,072,000	1,080,000	1,795,000
Irrigation components	260,000	323,000	418,000	486,000
Other	(492,000)	(667,000)	(936,000)	(1,341,000)
Consolidated	$1,366,000	$1,636,000	$3,072,000	$3,652,000

	February 28, 2005	August 31, 2005	February 28, 2006
Assets
Optical components	$29,818,000	$28,668,000	$29,973,000
Material handling components	22,543,000	23,270,000	25,252,000
Irrigation components	15,230,000	13,046,000	13,539,000
Assets held for sale	—	6,099,000	1,967,000
Other	15,805,000	8,952,000	5,733,000

Consolidated	$83,396,000	$80,035,000	$76,464,000

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

Significant events and developments during the second quarter of fiscal 2006, ended February 28, 2006

As previously announced, during the first quarter of fiscal 2006, the Company sold certain current assets of its subsidiary, Plastron Industries, Inc., at their book value and leased certain retained fixed assets of Plastron to an investor group.  Plastron comprised Summa’s former Electrical Components segment, which is now reported as a discontinued operation.  A substantial portion of the consideration for the assets sold was in the form of a promissory note.  During the second fiscal quarter, the Company sold the note and the leased fixed assets for $5.7 million in cash to a private company.  Summa did not report a significant gain or loss as a result of this transaction. The transaction accelerated the usability of certain deferred tax assets, which can offset approximately $2 million of current income tax obligations.  The proceeds from this transaction were used to reduce debt. Plastron real estate remains held for sale.

In recent periods, plastic resin, the principal raw material used by the Company, has experienced extreme price inflation and volatility, as a result of a number of factors including petrochemical plant interruptions related to hurricanes in the Gulf of Mexico.  The price volatility was particularly evident with respect to polyethylene, a primary material used in the Irrigation Components segment.  During the second fiscal quarter, price volatility abated and the Company now has passed through all the price increases resulting from raw material cost increases, to the extent possible.  Sales of certain polyethylene based products manufactured in the Irrigation Components segment were artificially low in the second quarter of fiscal 2006 as a result of higher than normal sales of those products in the first quarter of fiscal 2006 due to speculative purchases to hedge against anticipated future higher prices for resin.

Results of Operations

The following table sets forth certain information regarding continuing operations, derived from Summa’s unaudited condensed consolidated statements of income, as a percent of sales for the three month and six month periods ended February 28, 2005 and February 28, 2006, and the Company’s effective income tax rate during those periods:

	Three months ended February 28		Six months ended February 28
	2005	2006	2005	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.7%	76.2%	76.3%	75.9%
Gross profit	22.3%	23.8%	23.7%	24.1%
S,G & A and other expenses	17.2%	17.9%	17.9%	17.9%
(Gain) on sale of real estate	—%	—%	(0.1)%	(0.4)%
Operating income	5.1%	5.9%	5.9%	6.6%
Interest expense, net	1.5%	1.9%	1.4%	1.7%
Income before tax and minority interest	3.6%	4.0%	4.5%	4.9%

Effective tax rate	35.6%	36.2%	35.5%	35.9%

Quarter ended February 28, 2006 compared to the quarter ended February 28, 2005

Sales for the second quarter ended February 28, 2006, increased $824,000, or 3%, primarily due to the effects of price increases (approximately $1,200,000), partially offset by intentionally eliminated unprofitable sales (approximately $300,000) and lower unit sales due to speculative buying in the first quarter by Irrigation Components segment customers.  Sales increased $255,000, or 2%, in the Optical Components segment, primarily due to price increases (approximately $500,000), substantially offset by business lost due to competitive pricing; increased $981,000, or 16%, in the Material Handling Components segment, primarily due to strength in core markets and price increases (approximately $200,000);

and decreased $412,000, or 6%, in the Irrigation Components segment, primarily due to speculative buying in the first quarter, and intentionally eliminated unprofitable sales (approximately $300,000), partially offset by price increases (approximately $500,000).

Gross profit for the second quarter increased $615,000, or 10%, from the comparable prior year period, primarily due to increased sales, partially offset by increased material costs.  Gross margin increased from 22.3% to 23.8%, primarily due to resin price increases passed through to customers, favorable business mix, improved labor efficiency and management cost reduction initiatives.

Operating expenses for the second quarter increased $345,000, or 8%, from the comparable prior year period, primarily due to the benefit of $186,000 in the prior year second quarter from partial collection of a fully reserved note receivable,  unusually high recruiting and consulting expense, the inclusion of $45,000 of stock based compensation in the most recent quarter as a result of the adoption of SFAS 123R and increased variable sales expenses related to higher sales, partially offset by management cost reduction initiatives.  As a percent of sales, operating expenses increased from 17.2% to 17.9%.

Operating income for the second quarter was $1,636,000, which was $270,000, or 20%, higher than in the comparable prior year period.  By segment, operating income decreased $320,000 in the Optical Components segment, primarily due to price pressure and unfavorable product mix; increased $702,000 in the Material Handling Components segment, primarily due to the effects of higher sales volume and continuing benefits of a previous facility consolidation; and increased $63,000 in the Irrigation Components segment, despite lower sales volume, primarily due to favorable product mix and management cost reduction initiatives. Operating margin for the quarter increased from 5.1% in the second quarter of fiscal 2005 to 5.9% in the second quarter of fiscal 2006, due to the factors discussed above.

Net interest expense for the quarter ended February 28, 2006 was $524,000, $116,000 higher than in the prior year second quarter, due to the effects of higher average interest rates in the most recent period and debt prepayment costs related to the sale of Plastron assets, partially offset by lower average debt levels during the most recent quarter. The weighted average interest rate was 6.1% on $26.8 million in debt at February 28, 2006, versus 5.0% on $35.6 million in debt a year earlier.

The provision for income taxes in the second quarter of fiscal 2006 was $402,000, $61,000 higher than in the prior year second quarter, due to higher income before taxes and a higher tax rate. The effective income tax rate was 36.2% in the most recent quarter versus 35.6% a year earlier.

Six months ended February 28, 2006 compared to the six months ended February 28, 2005

Sales for the six months ended February 28, 2006 increased $3,076,000, or 6%, primarily due to price increases (approximately $2,300,000) and increases in unit sales, partially offset by the intentionally eliminated unprofitable sales (approximately $300,000).  Sales increased $628,000, or 2%, in the Optical Components segment due to price increases (approximately $1,200,000), partially offset by business lost due to competitive pricing; increased $1,097,000, or 9%, in the Material Handling Components segment, primarily due to strength in core markets and price increases (approximately $200,000); and increased $1,351,000, or 12%, in the Irrigation Components segment, primarily due to price increases (approximately $900,000), increased sales to existing customers and favorable market conditions, partially offset by intentionally eliminated unprofitable sales (approximately $300,000).

Gross profit for the six months ended February 28, 2006 increased $955,000, or 8%, from the comparable prior year period, primarily due to increased sales.  Gross margin increased from 23.7% to 24.1%, primarily due to the effects of higher sales volume and favorable business mix.

Operating expenses for the six months ended February 28, 2006, excluding a $205,000 gain from the sale of excess real estate in the most recent six month period, versus a $43,000 gain from a real estate sale in the comparable prior year period, increased $537,000, or 6%, from the comparable prior year period, primarily due to the benefit of $186,000 from partial collection in the comparable prior year period of a fully reserved note receivable, unusually high recruiting and consulting expense in the most recent six month period, the inclusion of $70,000 of stock based compensation in the most recent six month period as a result of the adoption of SFAS 123R and increased variable sales expenses related to higher sales, partially offset by management cost reduction initiatives.  As a percent of sales, operating expenses were unchanged at 17.9%.

Operating income for the six months ended February 28, 2006, including a gain on sales of real estate which was $162,000 greater than in the prior year six month period, was $3,652,000, which was $580,000, or 19%, higher than in the comparable prior year period.  By segment, operating income increased $202,000 in the Optical Components segment, primarily due to a gain of $205,000 on the sale of an excess building, implementation of price increases and management cost reduction initiatives, partially offset by unusually high recruiting and consulting expense; increased $715,000 in the Material Handling Components segment, primarily due to the effects of higher sales volume and continuing benefits of a previous facility consolidation; and increased $68,000 in the Irrigation Components segment, primarily due to the effects of higher sales volume. Operating margin increased to 6.6% in the six months ended February 28, 2006 from 5.9% in the comparable prior year period, due to the factors discussed above.

Net interest expense for the six months ended February 28, 2006 was $972,000, $255,000 higher than in the comparable prior year period, due to the effects of higher average interest rates in the most recent period and debt prepayment costs related to the sale of Plastron assets, partially offset by lower average debt levels during the most recent period.

The provision for income taxes for the six months ended February 28, 2006 was $963,000, $127,000 higher than in the comparable prior year period, due to higher income before taxes.  The effective income tax rate was 35.9% in the most recent six month period versus 35.5% a year earlier.

The Company’s backlog of unfilled orders, believed to be firm, was $6,940,000 at February 28, 2005, $5,592,000 at August 31, 2005 and $6,656,000 at February 28, 2006.  Because the time between entering an order and shipping the product and recording a sale is typically shorter than one month, backlog levels are not a reliable indicator of future sales volume.

Liquidity and Capital Resources

Working Capital.  The Company’s working capital was $20,384,000 at February 28, 2005; $19,075,000 at August 31, 2005 and $20,959,000 at February 28, 2006.

Summary of the Company’s debt at February 28, 2006:

				Fiscal Year Due
Description of Debt	Balance	Weighted Average Interest Rate	Additional Availability	2006	2007	2008	2009	2010 and thereafter
Revolving line of credit	$13,370,000	6.2%	$6,475,000	$—	$13,370,000	$—	$—	$—
Bank term loan	3,065,000	4.7%	—	493,000	1,022,000	1,071,000	479,000	—
Real estate and other loans	10,362,000	6.5%	—	382,000	1,926,000	730,000	416,000	6,908,000
Total debt	$26,797,000	6.1%	$6,475,000	$875,000	$16,318,000	$1,801,000	$895,000	$6,908,000

The interest rate on the bank term loan is fixed for five years.  Interest rates on the bank line of credit are subject to market fluctuation and are subject to reduction as the Company achieves certain financial milestones.  Interest rates on most of the real estate and other loans are subject to market fluctuation.

Sources and Uses of Funds.  Net cash used in operating activities for the first six months of fiscal 2006 was $577,000 compared to $529,000 used in operating activities for the first six months of fiscal 2005.  The decrease was primarily due to a larger increase in inventory than in the comparable prior year period, substantially offset by higher net income, a smaller increase in accounts receivable in the most recent six month period than in the prior year and increases in accounts payable and accrued liabilities in the most recent period versus decreases in the prior year period. The increase in inventory in the most recent period was primarily due to a level loaded manufacturing initiative in the seasonal irrigation business, price inflation, selected increases to improve customer service levels and the accumulation of excess regrind at an extrusion plant.  Increases in accounts payable were primarily related to inventory increases.  Net cash provided by investing activities was $5,101,000 in the six months, versus $4,244,000 used in the first six months of fiscal 2005, primarily due to an unusually large investment in a new facility in the Material Handling Components segment and investments in equipment in the first half of fiscal 2005 and substantially higher proceeds from sales of assets and the sale of the note receivable in the first six months of fiscal 2006.  Net cash of $4,652,000 was used in financing activities for the six months of fiscal 2006, compared to $4,455,000 in net cash provided in the prior year first six months.  The change primarily represents retirement of debt in the most recent period, versus increase in debt in the prior year associated with the new facility investment.  Additionally, the Company used $448,000 for the repurchase of stock in the open market and $471,000 for the payment of dividends in the first six months of fiscal 2006 versus $5,000 for stock repurchases and $240,000 for dividends in the first six months of fiscal 2005.

In October 2004, the Company announced a plan to repurchase up to $2,000,000 of its Common Stock with no time limit (the “2005 Buy Back”).  As of February 28, 2006, the status of the 2005 Buy Back was as follows:

	Shares repurchased	Average cost per share	Repurchase cost
Prior to December 2005	84,796	$8.17	$693,000

December 2005	30,051	$7.84	$235,000
January 2006	5,000	$7.77	$39,000
February 2006	47	$7.81	—
Total for the quarter	35,098	$7.83	$274,000

Total for the plan	119,894	$8.07	$967,000

The cost per share includes commissions where applicable.

Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned investments and debt service for the next twelve months.  In addition, funds may be generated from a limited number of sales of certain non-core assets of the Company.  The Company has a strategy which includes growth by acquisition.  In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed.  The Company has 10,000,000 shares of common stock authorized, of which 3,892,628 shares were outstanding at February 28, 2006 and 5,000,000 shares of “blank check” preferred stock authorized, of which none was outstanding at February 28, 2006.  The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

Off-Balance Sheet Arrangements

The Company’s material off-balance sheet arrangements are as follows:

Future Lease Payments.  The Company leases offices and manufacturing facilities and certain equipment under non-cancelable operating leases.  Future payments under these leases at February 28, 2006 are approximately as follows:

Fiscal Year	Amount
2006	$542,000
2007	$915,000
2008	$787,000
2009	$573,000
2010	$18,000
2011 and thereafter	—

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

Accounting for Stock Options.  The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment.  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.  The Company uses the Black-Scholes model to calculate the fair value and is required to exercise judgment and make assumptions concerning the expected term, the expected volatility, and the expected dividends. If actual results differ significantly from these estimates, stock-based compensation expense and results of operations could be impacted. The Company has elected to use the modified prospective method, under which previously reported financial results are not restated to reflect the stock-based compensation expense formerly recognized in pro forma footnote disclosures and could affect comparability of historical results to results reported subsequent to the adoption of SFAS No. 123R.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company encounters lawsuits from time to time in the ordinary course of business and, at February 28, 2006, the Company and/or its affiliates were parties to several civil lawsuits. Summa does not expect that the resolution of these lawsuits will have a material adverse impact on future results of operations or financial position.  Certain lawsuits filed against the Company from time to time contain claims not covered by insurance, or seek damages in excess of policy limits, and such claims could be filed in the future.

Item 1A.  Risk Factors

As of the date of this filing, there has been no material change to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, other than the Company believes that the risk associated with the following risk factor has been substantially eliminated due to the sale of the remaining assets (including the promissory note but excluding real estate) of this discontinued operation during the quarter:

“Discontinued Operations.  In September 2005, the Company sold certain current assets and current liabilities of its former Electrical Components segment at their book value and agreed to lease certain retained fixed assets of that Segment, which is now reported as a discontinued operation.  Summa does not expect to report a material gain or loss as a result of the transaction.  However, a substantial portion of the consideration for the assets sold was in the form of a promissory note due August 30, 2006 and various leases of equipment and real property.  In the event the buyer fails to fulfill its obligations under the note and/or the asset leases, the Company will incur significant legal expenses and a substantial loss in reclaiming and liquidating the assets.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In October 2004, the Company announced a plan to repurchase up to $2,000,000 of its Common Stock with no time limit (the “2005 Buy Back”).  As of February 28, 2006, the status of the 2005 Buy Back was as follows:

	Shares repurchased	Average cost per share	Repurchase cost
Prior to December 2005	84,796	$8.17	$693,000

December 2005	30,051	$7.84	$235,000
January 2006	5,000	$7.77	$39,000
February 20006	47	$7.81	—
Total for the quarter	35,098	$7.83	$274,000

Total for the plan	119,894	$8.07	$967,000

The cost per share includes commissions where applicable.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on January 26, 2006, incumbent director David McConaughy and nominee Robert L. Underwood were elected to the Board of Directors of the Company to serve as one Class of the Board of Directors for a three year term and until their successors are elected and qualified.  Messr. McConaughy received 3,369,877 votes in his favor, with 165,117 votes withheld, and Messr. Underwood received 3,381,677 votes in his favor, with 153,317 votes withheld.  There were no broker non-votes.  Incumbent directors William R. Zimmerman, Michael L. Horst, James R. Swartwout, Jack L. Watts and Charles A. Tourville are members of two additional Classes of the Board of Directors, and their terms of office continued after the Annual Meeting.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1                           Section 302 Certification

32.1                           Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 6, 2006.

Summa Industries

/s/ James R. Swartwout	/s/ Trygve M. Thoresen
James R. Swartwout	Trygve M. Thoresen
President and Chief Financial Officer	Vice President and Secretary