Form 10-Q
period 2006-05-31
SUMMA INDUSTRIES/
filed 2006-07-12
CIK 62262

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

May 31, 2006

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

Yes ☐     No ☒

The number of shares of common stock outstanding as of June 30, 2006 was 3,876,213.

Summa Industries

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

Condensed Consolidated Balance Sheets (unaudited) - May 31, 2005, August 31, 2005 and May 31, 2006

Condensed Consolidated Income Statements (unaudited) - three months and nine months ended May 31, 2005 and May 31, 2006

Consolidated Statement of Stockholders’ Equity (unaudited) - nine months ended May 31, 2006

Condensed Consolidated Statements of Cash Flows (unaudited) - nine months ended May 31, 2005 and May 31, 2006

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

Signature Page

Summa Industries
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	May 31, 2005	August 31, 2005	May 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,027,000	$1,233,000	$1,680,000
Accounts receivable	18,761,000	16,919,000	18,736,000
Inventories	15,638,000	12,665,000	16,029,000
Prepaid expenses and other	3,895,000	3,471,000	3,350,000
Assets held for sale	—	3,641,000	—
Total current assets	39,321,000	37,929,000	39,795,000
Property, plant and equipment	67,450,000	62,629,000	59,016,000
Less accumulated depreciation	(35,223,000)	(33,416,000)	(34,096,000)
Net property, plant and equipment	32,227,000	29,213,000	24,920,000
Other assets	1,844,000	1,454,000	1,950,000
Goodwill and other intangibles, net	9,050,000	8,981,000	8,850,000
Assets held for sale	—	2,458,000	1,961,000
Total assets	$82,442,000	$80,035,000	$77,476,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,909,000	$8,731,000	$9,928,000
Accrued liabilities	5,429,000	5,774,000	7,362,000
Current maturities of long-term debt	4,178,000	3,069,000	2,783,000
Bank line of credit	—	—	12,282,000
Liabilities held for sale	—	1,280,000	—
Total current liabilities	19,516,000	18,854,000	32,355,000
Long-term debt, net of current maturities	29,157,000	27,520,000	9,902,000
Other long-term liabilities	2,448,000	2,441,000	3,128,000
Total long-term liabilities	31,605,000	29,961,000	13,030,000
Minority interest in subsidiary	155,000	132,000	91,000
Stockholders’ equity:
Common stock, par value $.001; 10,000,000 shares authorized; issued and outstanding: 3,970,757 at May 31, 2005, 3,940,041 at August 31, 2005 and 3,885,830 at May 31, 2006	15,288,000	15,046,000	14,621,000
Retained earnings	15,878,000	16,042,000	17,379,000
Total stockholders’ equity	31,166,000	31,088,000	32,000,000
Total liabilities and stockholders’ equity	$82,442,000	$80,035,000	$77,476,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three months ended May 31		Nine months ended May 31
	2005	2006	2005	2006
Net sales	$28,808,000	$30,407,000	$80,982,000	$85,657,000
Cost of sales	22,178,000	23,217,000	61,968,000	65,128,000
Gross profit	6,630,000	7,190,000	19,014,000	20,529,000
Selling, general, administrative and other expenses	4,888,000	5,200,000	14,243,000	15,092,000
(Gain) on sale of real estate	—	—	(43,000)	(205,000)
Operating income	1,742,000	1,990,000	4,814,000	5,642,000
Interest expense	407,000	534,000	1,124,000	1,506,000
Income from continuing operations before income taxes and minority interest	1,335,000	1,456,000	3,690,000	4,136,000
Provision for income taxes	469,000	533,000	1,305,000	1,496,000
Income from continuing operations before minority interest	866,000	923,000	2,385,000	2,640,000
Minority interest in net loss of subsidiary	17,000	4,000	50,000	41,000
Income from continuing operations	883,000	927,000	2,435,000	2,681,000
(Loss) from discontinued operations, net of tax benefit of $191,000, $—, $532,000 and $208,000	(375,000)	—	(1,041,000)	(405,000)
Net income	$508,000	$927,000	$1,394,000	$2,276,000
Earnings (loss) per common share:
Basic
Continuing operations	$0.22	$0.24	$0.61	$0.68
Discontinued operations	$(0.09)	—	$(0.26)	$(0.10)
Net income	$0.13	$0.24	$0.35	$0.58
Diluted
Continuing operations	$0.22	$0.23	$0.60	$0.68
Discontinued operations	$(0.09)	—	$(0.26)	$(0.10)
Net income	$0.13	$0.23	$0.34	$0.58
Weighted average common shares outstanding:
Basic	3,984,000	3,895,000	3,990,000	3,905,000
Diluted	4,038,000	3,950,000	4,060,000	3,943,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the nine months ended May 31, 2006
(unaudited)

	Common Shares	Common Stock	Retained Earnings	Total
Balance at August 31, 2005	3,940,041	$15,046,000	$16,042,000	$31,088,000
Exercise of stock options, including tax benefit of $37,000	37,000	239,000	—	239,000
Repurchases of common stock	(91,211)	(764,000)	—	(764,000)
Net income	—	—	2,276,000	2,276,000
Stock-based compensation	—	100,000	—	100,000
Payment of dividends	—	—	(706,000)	(706,000)
Declaration of pending dividend	—	—	(233,000)	(233,000)
Balance at May 31, 2006	3,885,830	$14,621,000	$17,379,000	$32,000,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended May 31, 2005	Nine months ended May 31, 2006
Operating activities:
Net income	$1,394,000	$2,276,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,887,000	3,465,000
Amortization	204,000	131,000
Deferred tax provision	—	(527,000)
(Gain) on disposition of property, plant and equipment	(33,000)	(302,000)
Minority interest in net loss of subsidiary	(50,000)	(41,000)
Stock-based compensation	—	100,000
Net changes in assets and liabilities:
Accounts receivable	(534,000)	(1,817,000)
Inventories	(889,000)	(3,364,000)
Prepaid expenses and other assets	(153,000)	(67,000)
Accounts payable	821,000	1,197,000
Accrued liabilities	(1,799,000)	2,041,000
Total adjustments	1,454,000	816,000
Net cash provided by operating activities	2,848,000	3,092,000
Investing activities:
Purchases of property and equipment	(6,166,000)	(2,644,000)
Proceeds from sale of property and equipment	1,138,000	4,272,000
Proceeds from sale of note receivable	—	2,280,000
Proceeds from sale of business	—	300,000
Net cash provided by (used in) investing activities	(5,028,000)	4,208,000
Financing activities:
Net proceeds from line of credit	481,000	99,000
Proceeds from issuance of long-term debt	6,231,000	2,952,000
Payments on long-term debt	(4,235,000)	(8,673,000)
Proceeds from the exercise of stock options, net	—	239,000
Purchases of common stock	(278,000)	(764,000)
Payments of cash dividends	(240,000)	(706,000)
Net cash provided by (used in) financing activities	1,959,000	(6,853,000)
Net increase (decrease) in cash and cash equivalents	(221,000)	447,000
Cash and cash equivalents, beginning of period	1,248,000	1,233,000
Cash and cash equivalents, end of period	$1,027,000	$1,680,000

See accompanying notes to condensed consolidated financial statements.

Summa Industries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
May 31, 2006

1.             Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Summa Industries (the “Company”) have been condensed in certain respects and should, therefore, be read in conjunction with the audited consolidated financial statements and notes related thereto contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005. In the opinion of the Company, these financial statements contain all adjustments necessary for a fair presentation for the interim period, all of which were normal recurring adjustments. The results of operations for the three month and nine month periods ended May 31, 2006 are not necessarily indicative of the results to be expected for the full year ending August 31, 2006.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments,” which requires companies to recognize in the income statement the grant-date fair value of stock options and equity-based compensation issued to employees. Prior to its adoption in the first quarter of fiscal 2006, the Company reported equity based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and Financial Interpretation No. 44, and accordingly, no compensation expense was recognized in the financial statements prior to September 1, 2005. The pro forma effect of equity-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation,” for the period prior to the adoption of SFAS No. 123R and the expense charged to earnings since its adoption are disclosed in Note 5, below.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB No. 20 and FAS No.3”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error calculations. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. The Company adopted the provisions of SFAS No. 154 effective March 1, 2006. The adoption did not have an impact on the Company’s financial position or results of operations.

In October 2005, the FASB issued Staff Position Financial Accounting Standard (“FAS”) 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” (FAS 13-1) which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. The Company adopted the provisions of FAS 13-1 effective March 1, 2006. The adoption did not have an impact on the Company’s financial position or results of operations.

2.             Inventories

Inventories were as follows:

	May 31, 2005	August 31, 2005	May 31, 2006

Finished goods	$7,600,000	$6,097,000	$7,446,000
Work in process	207,000	199,000	299,000
Materials and parts	7,831,000	6,369,000	8,284,000

	$15,638,000	$12,665,000	$16,029,000

3.             Assets held for sale

The net book values of assets held for sale were:

	August 31, 2005	May 31, 2006

Vacant real estate	$2,373,000	$1,961,000
Machinery & equipment	85,000	—
Working capital of discontinued operations	2,361,000	—

Total assets held for sale	$4,819,000	$1,961,000

The working capital of discontinued operations at August 31, 2005 was net of liabilities held for sale of $1,280,000. See Note 6 below.

4.             Earnings per share

Basic earnings per share (“EPS”) was computed by dividing net income by the weighted average number of common shares outstanding during each period.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS was calculated using the “treasury stock” method as if dilutive options had been exercised and the funds were used to purchase common shares at the average market price during the period. Options to purchase 773,000 shares of common stock as of May 31, 2005 and 410,000 shares of common stock as of May 31, 2006 were excluded from the calculation of equivalent shares, as they would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for “income available to common stockholders” and other disclosures required by FASB Statement of Accounting Standards No. 128, “Earnings per Share”:

	Three months ended May 31		Nine months ended May 31
	2005	2006	2005	2006
Numerators:

Net income	$508,000	$927,000	$1,394,000	$2,276,000

Denominators:

Weighted average shares outstanding- basic	3,984,000	3,895,000	3,990,000	3,905,000
Impact of common shares assumed to be issued under stock option plans	54,000	55,000	70,000	38,000
Weighted average shares outstanding- diluted	4,038,000	3,950,000	4,060,000	3,943,000

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

As a result of adopting SFAS 123R, the Company recognized compensation expense for stock options of $19,000 in the three month period ended May 31, 2006 and $ 62,000 in the nine month period ended May 31, 2006, net of tax benefit. Prior to the adoption of SFAS 123R, the Company applied the provisions of APB No. 25 and Financial Interpretation No. 44. Consequently, no compensation expense was recognized for stock options in the three-month and nine-month periods ended May 31, 2005.

The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as of September 1, 2004. The fair value estimate was computed using the Black-Scholes option pricing model.

	Three months ended	Nine months ended
	May 31, 2005	May 31, 2005
Net income	$508,000	$1,394,000
Share-based compensation included in net income	—	—
Pro forma impact of expensing stock options net of the effect of tax of $42,000 and $22,000	41,000	35,000
	$467,000	$1,359,000

Earnings per share:

As reported:
Basic	$.13	$.35
Diluted	$.13	$.34

Pro forma:
Basic	$.12	$.34
Diluted	$.12	$.33

6.             Discontinued operations

In September 2005, the Company sold certain assets and liabilities of its former Electrical Components segment at their book value to an investor group for $300,000 cash and a $2,280,000 note due in August 2006, and leased related equipment and facilities to the investor group for five years. In February 2006, the Company sold the note, the leased fixed assets and substantially all of the remaining assets of the segment, other than real estate, for $5,698,000, the aggregate book value. The proceeds were used to pay off related equipment financing and other debt. Additional assets, principally real estate located in Illinois, are reported in assets held for sale. The financial results which were formerly reported as the Electrical Components segment have been excluded from results of operations for the periods presented herein and have been presented as a discontinued operation.

7.             Supplemental cash flow information

	Nine months ended May 31
	2005	2006
Cash paid during the period:
Interest	$1,312,000	$1,564,000
Income taxes	$1,559,000	$1,112,000

Non-cash financing activity:
Common stock issued to 401(k) Plan	$261,000	$—
Dividend declared	$—	$(233,000)

8.             Segment information

The Company has three reportable segments identified by differences in products and distribution channels. The accounting policies of the segments are the same as those described in the summary of significant accounting polices described in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005. The primary measure of each reportable segment’s profit used by the Company to assess performance and allocate resources is operating income. The Company’s operations are reported in the following business segments:

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

Formerly, the Company also operated in an Electrical Components segment which was discontinued in the first quarter of fiscal 2006 and has been reported as discontinued operations at August 31, 2005 and for the periods ended May 31, 2005 and May 31, 2006.

Financial information by reportable business segment follows:

	Three months ended May 31		Nine months ended May 31
	2005	2006	2005	2006
External sales
Optical components	$13,151,000	$14,232,000	$41,019,000	$42,728,000
Material handling components	7,259,000	7,770,000	19,874,000	21,482,000
Irrigation components	8,398,000	8,405,000	20,089,000	21,447,000
Consolidated	$28,808,000	$30,407,000	$80,982,000	$85,657,000

Inter-segment sales
Optical components	$32,000	$4,000	$341,000	$38,000
Material handling components	—	—	—	—
Irrigation components	—	—	—	—
Other	(32,000)	(4,000)	(341,000)	(38,000)
Consolidated	$—	$—	$—	$—

Total sales
Optical components	$13,183,000	$14,236,000	$41,360,000	$42,766,000
Material handling components	7,259,000	7,770,000	19,874,000	21,482,000
Irrigation components	8,398,000	8,405,000	20,089,000	21,447,000
Other	(32,000)	(4,000)	(341,000)	(38,000)
Consolidated	$28,808,000	$30,407,000	$80,982,000	$85,657,000

Operating income (loss)
Optical components	$808,000	$868,000	$3,318,000	$3,580,000
Material handling components	976,000	1,305,000	2,056,000	3,100,000
Irrigation components	579,000	392,000	997,000	878,000
Other	(621,000)	(575,000)	(1,557,000)	(1,916,000)
Consolidated	1,742,000	1,990,000	4,814,000	5,642,000
Interest expense	407,000	534,000	1,124,000	1,506,000
Income from continuing operations before income taxes and minority interest	$1,335,000	$1,456,000	$3,690,000	$4,136,000

	May 31, 2005	August 31, 2005	May 31, 2006
Assets
Optical components	$28,844,000	$28,668,000	$29,975,000
Material handling components	22,394,000	23,270,000	25,654,000
Irrigation components	15,473,000	13,046,000	13,388,000
Assets held for sale	—	6,099,000	1,961,000
Other	15,731,000	8,952,000	6,498,000

Consolidated	$82,442,000	$80,035,000	$77,476,000

Interest expense and income taxes are not shown in the preceding table, as they are not fully allocated by segment. “Other” operating income (loss) primarily includes corporate administrative expenses and the net expense of non-segment related real estate leased or held for sale. “Other” assets primarily includes cash, deferred tax assets and retained, leased real estate of the former Electrical Components segment.

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

Results of Operations

The following table sets forth certain information regarding continuing operations, derived from Summa’s unaudited condensed consolidated statements of income, as a percent of sales for the three month and nine month periods ended May 31, 2005 and May 31, 2006, and the Company’s effective income tax rate during those periods:

	Three months ended May 31		Nine months ended May 31
	2005	2006	2005	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.0%	76.4%	76.5%	76.0%

Gross profit	23.0%	23.6%	23.5%	24.0%
S,G & A and other expenses	17.0%	17.1%	17.6%	17.6%
(Gain) on sale of real estate	—%	—%	(0.1)%	(0.2)%
Operating income	6.0%	6.5%	5.9%	6.6%
Interest expense, net	1.4%	1.7%	1.4%	1.8%
Income before tax and minority interest	4.6%	4.8%	4.6%	4.8%

Effective tax rate	35.1%	36.6%	35.4%	36.2%

Quarter ended May 31, 2006 compared to the quarter ended May 31, 2005

Sales for the third quarter, ended May 31, 2006, increased by $1,599,000, or 6%, from $28,808,000 to $30,407,000, primarily due to the effects of price increases (approximately $900,000), new projects and market growth, partially offset by intentionally discontinued unprofitable business (approximately $300,000). Sales in the Optical Components segment increased by $1,081,000, or 8%, from $13,151,000 to $14,232,000, primarily due to new business, and price increases (approximately $300,000), partially offset by softness in demand for high-bay, high intensity lighting products. Sales in the Material Handling Components segment increased $511,000, or 7%, from $7,259,000 to $7,770,000, primarily due to price increases (approximately $600,000), offset by lower unit sales as a result of timing of purchases by a strategic distributor who relocated their operations during the quarter. Sales in the Irrigation Components segment were virtually unchanged at $8,405,000, due to 4% unit sales growth offset by a 4% decrease due to intentionally discontinued unprofitable business (approximately $300,000). Record rainfall in California delayed the agricultural planting season that normally peaks in the third fiscal quarter. Sales growth is therefore anticipated in the Irrigation Components segment in the fourth quarter.

Cost of sales for the third quarter, ended May 31, 2006, increased by $1,039,000, or 5%, from $22,178,000 to $23,217,000, primarily due to increased volume, manufacturing inefficiencies, an unfavorable change in sales mix and higher resin costs. Cost of sales in the Optical Components segment increased by $1,079,000, or 10%, from $10,703,000 to $11,782,000, primarily due to increased volume, manufacturing inefficiencies, sales mix and higher resin costs. Cost of sales in the Material Handling Components segment decreased by $156,000, or 3%, from $4,769,000 to $4,613,000, primarily due to improved efficiency in the manufacturing process and supply chain related to recent productivity investments and benefits of the previous facility consolidation. Cost of sales in the Irrigation Components segment increased $134,000 primarily due to manufacturing inefficiencies and an unfavorable change in sales mix.

Gross profit for the third quarter increased $560,000, or 8%, from $6,630,000 to $7,190,000, from the comparable prior year period, primarily due to increased selling prices, partially offset by increased cost of sales as described above. Gross margin increased from 23.0% to 23.6%, primarily due the effects of higher selling prices, partially offset by increased cost of sales. Gross profit in the Optical Components segment was virtually unchanged at $2,450,000. Increased sales were offset by increased cost of sales due to higher volume, increased raw material costs, sales mix and manufacturing inefficiencies. Gross margin in the Optical Components segment decreased from 18.6% to 17.2%. Gross profit in the Material Handling Components segment increased $667,000, or 27%, from $2,490,000 to $3,157,000, primarily due to price increases and manufacturing efficiency improvements. Gross margin in the Material Handling Components segment increased from 34.3% to 40.6%. Gross profit in the Irrigation Components segment decreased $127,000, or 8%, from $1,678,000 to $1,551,000, primarily due to the change in cost of sales described above. Gross margin in the Irrigation Components segment decreased from 20.0% to 18.5%.

Operating expenses for the third quarter increased $312,000, or 6%, from the comparable prior year period, despite the benefit of $202,000 from partial collection of a fully reserved note receivable, due to increased variable selling and variable compensation expense, unusually high recruiting expense, stock-based compensation and increased accounting fees, partially offset by management cost reduction initiatives. As a percent of sales, operating expenses increased slightly from 17.0% to 17.1%. Operating expenses in the Optical Components segment decreased $58,000, or 4%, from $1,640,000 to $1,582,000, primarily due to cost reduction initiatives. Operating expenses in the Material Handling Components segment increased $338,000, or 22%, from $1,514,000 to $1,852,000, primarily due to increased variable selling and variable compensation expense and unusually high recruiting expense of $97,000. Operating expenses in the Irrigation Components segment increased $60,000, or 5%, from $1,099,000 to $1,159,000, primarily due to increased variable compensation expense and recruiting costs.

Operating income for the third quarter was $1,990,000, which was $248,000, or 14%, higher than in the comparable prior year period. Operating margin for the quarter increased from 6.0% in the third quarter of fiscal 2005 to 6.5% in the third quarter of fiscal 2006, due to the factors discussed above. Operating income in the Optical Components segment increased $60,000, from $808,000 to $868,000. Operating margin in the Optical Components segment was unchanged at 6.1%. Operating income in the Material Handling Components segment increased $329,000 from $976,000 to $1,305,000. Operating margin in the Material Handling Components segment increased from 13.4% to 16.8%. Operating income in the Irrigation Components segment decreased $187,000, from $579,000 to $392,000. Operating margin in the Irrigation Components segment decreased from 6.9% to 4.7%.

Net interest expense for the quarter ended May 31, 2006 was $534,000, $127,000 higher than in the prior year third quarter, primarily due to the effects of higher average interest rates in the most recent period, partially offset by lower average debt levels during the most recent quarter. The weighted average interest rate was 6.4% on $25.0 million in debt at May 31, 2006, versus 5.1% on $33.3 million in debt a year earlier.

The provision for income taxes in the third quarter of fiscal 2006 was $533,000, $64,000 higher than in the prior year third quarter, due to higher income before taxes and a higher tax rate. The effective income tax rate was 36.6% in the most recent quarter versus 35.1% a year earlier, due to the distribution of business among various tax jurisdictions.

Nine months ended May 31, 2006 compared to the nine months ended May 31, 2005

Sales for the nine months ended May 31, 2006 increased $4,675,000, or 6%, from $80,982,000 to $85,657,000, primarily due to price increases (approximately $3,300,000) and increases in unit sales, partially offset by intentionally eliminated unprofitable sales (approximately $600,000). Sales in the Optical Components segment increased by $1,709,000, or 4%, from $41,019,000 to $42,728,000, primarily due to price increases (approximately $1,500,000). Sales in the Material Handling Components segment increased by $1,608,000, or 8%, from $19,874,000 to $21,482,000 primarily due to strength in core markets and price increases (approximately $800,000). Sales in the Irrigation Components segment increased by $1,358,000, or 7%, from $20,089,000 to $21,447,000, primarily due to price increases (approximately $1,000,000), increased sales to existing customers and favorable market conditions, partially offset by intentionally eliminated unprofitable sales (approximately $600,000).

Cost of sales for the nine months, ended May 31, 2006, increased by $3,160,000, or 5%, from $61,968,000 to $65,128,000, primarily due to increased volume, manufacturing inefficiencies, sales mix and higher resin costs. Cost of sales in the Optical Components segment increased by $1,670,000, or 5%, from $32,909,000 to $34,579,000, primarily due to higher resin costs, manufacturing inefficiencies and sales mix. Cost of sales in the Material Handling Components segment increased by just $28,000, or 0.2%, from $13,220,000 to $13,248,000, primarily due to improved efficiency in the manufacturing process and supply chain related to recent productivity investments and benefits of the previous facility consolidation. Cost of sales in the Irrigation Components segment increased $1,345,000, or 8%, primarily due to a change in sales mix and increased sales volume.

Gross profit for the nine months ended May 31, 2006 increased by $1,515,000, or 8%, from $19,014,000 to $20,529,000, primarily due to increased sales. Gross margin increased from 23.5% to 24.0%, primarily due to the effects of higher selling prices, partially offset by higher resin costs. Gross profit in the Optical Components segment was virtually unchanged at $8,149,000. Increased sales were offset by increased cost of sales due to volume, higher raw material costs, sales mix and manufacturing inefficiencies. Gross margin in the Optical Components segment decreased from 19.6% to 19.1%. Gross profit in the Material Handling Components segment increased $1,580,000, or 24%, from $6,654,000 to $8,234,000, primarily due to price increases and manufacturing efficiency improvements. Gross margin in the Material Handling Components segment increased from 33.5% to 38.3%. Gross profit in the Irrigation Components segment was virtually unchanged at $4,154,000, primarily due to due to the change in cost of sales described above. Gross margin in the Irrigation Components segment decreased from 20.6% to 19.4%.

Operating expenses for the nine months ended May 31, 2006 increased $687,000, or 5%, from $14,200,000 to $14, 887,000, primarily due to increased variable sales expense and variable compensation expense, unusually high recruiting and consulting expense in the most recent nine month period and the inclusion of stock based compensation in the most recent nine month period, partially offset by a higher gain from the sale of excess real estate in the most recent nine month period and management cost reduction initiatives. As a percent of sales, operating expenses were virtually unchanged at 17.4%. Operating expenses in the Optical Components segment decreased $223,000, or 5%, from $4,792,000, to $4,569,000, primarily due to a gain on the sale of real estate in the most recent period of $205,000. Operating expenses in the Material Handling Components segment increased $536,000, or 12%, from $4,598,000 to $5,134,000, primarily due to increased variable selling and variable compensation expense and unusually high recruiting expense. Operating expenses in the Irrigation Components segment increased $132,000, or 4%, from $3,144,000 to $3,276,000, primarily due to increased variable compensation expense and recruiting costs.

Operating income for the nine months ended May 31, 2006, including a gain on sales of real estate which was $162,000 greater than in the prior year nine month period, was $5,642,000, which was $828,000, or 17%, higher than in the comparable prior year period. Operating margin increased to 6.6% in the nine months ended May 31, 2006 from 5.9% in the comparable prior year period, due to the factors discussed above. Operating income in the Optical Components segment increased $262,000, primarily due to a gain of $205,000 on the sale of an excess building, implementation of price increases and management cost reduction initiatives, partially offset by increased material costs and unusually high recruiting and consulting expenses. Operating margin in the Optical Components segment increased from 8.0% to 8.4%. Operating income in the Material Handling Components segment increased $1,044,000, primarily due to the effects of higher sales volume and continuing benefits of a previous facility consolidation, partially offset by unusually high recruiting costs. Operating margin in the Material Handling Components segment increased from 10.3% to 14.4%. Operating income in the Irrigation Components segment decreased $119,000, primarily due to several operational issues in the most recent quarter and higher recruiting costs, partially offset by the effects of higher sales volume. Operating margin in the Irrigation Components segment decreased from 5.0% to 4.1%.

Net interest expense for the nine months ended May 31, 2006 was $1,506,000, $382,000 higher than in the comparable prior year period, due to the effects of higher average interest rates in the most recent period and note prepayment costs related to the previously reported sale of the assets of the former Electrical Components segment, partially offset by lower average debt levels during the most recent period.

The provision for income taxes for the nine months ended May 31, 2006 was $1,496,000, $191,000 higher than in the comparable prior year period, due to higher income before taxes. The effective income tax rate was 36.2% in the most recent nine month period versus 35.4% a year earlier, due to the distribution of business among various tax jurisdictions.

The Company’s backlog of unfilled orders, believed to be firm, was $6,795,000 at May 31, 2005, $5,592,000 at August 31, 2005 and $7,703,000 at May 31, 2006. Because the time between entering an order and shipping the product and recording a sale is typically shorter than one month, backlog levels are not a reliable indicator of future sales volume.

Liquidity and Capital Resources

Working Capital. The Company’s working capital was $19,805,000 at May 31, 2005; $19,075,000 at August 31, 2005 and $7,440,000 at May 31, 2006. Working capital was $11,635,000 lower at the end of the third quarter than at August 31, 2005 primarily because borrowings of $12,282,000 on a bank line of credit were reported as a current liability at May 31, 2006, as it is due to mature in 2007, whereas the balance of the bank line was previously reported as long term debt.

The Company is currently negotiating a renewal of the line of credit. Offsetting factors which affected working capital were an increase in accounts receivable and inventory, together $5,181,000, primarily related to increased sales, partially offset by an increase in accounts payable and accrued liabilities, together $2,785,000, and further offset by a decrease in net assets held for sale of $2,361,000.

Summary of the Company’s debt at May 31, 2006:

		Weighted
		Average
		Interest	Additional
Description of Debt	Balance	Rate	Availability	Fiscal Year Due
				2006	2007	2008	2009	2010 and thereafter
Revolving line of credit	$12,282,000	6.4%	$7,783,000	$—	$12,282,000	$—	$—	$—
Bank term loan	2,820,000	4.7%	—	248,000	1,022,000	1,071,000	479,000	—
Real estate and other loans	9,865,000	6.6%	—	152,000	1,775,000	617,000	414,000	6,907,000
Total debt	$24,967,000	6.4%	$7,783,000	$400,000	$15,079,000	$1,688,000	$893,000	$6,907,000

The interest rate on the bank term loan is fixed for five years. Interest rates on the bank line of credit are subject to market fluctuation and are subject to reduction as the Company achieves certain financial milestones. Interest rates on most of the real estate and other loans are subject to market fluctuation.

Sources and Uses of Funds. Net cash provided by operating activities for the first nine months of fiscal 2006 was $3,092,000, compared to $2,848,000 provided by operating activities in the first nine months of fiscal 2005. The increase was primarily due to an increase in net income partially offset by changes in the components of working capital. The increases in accounts receivable and inventory are primarily seasonal and greater than last year due to sales growth. Inventory also increased due to selected increases to improve customer service levels, the accumulation of excess regrind at an extrusion plant, and sales growth and new products. The increase to accounts payable and accrued liabilities was primarily seasonal. Net cash of $4,208,000 was provided by investing activities in the first nine months of fiscal 2006, versus $5,028,000 used in investing activities in the first nine months of fiscal 2005, primarily due to substantially higher proceeds from sales of assets in the current period than in the prior period, the sale of the note receivable in the current period and an unusually large investment in a new facility in the prior period. Net cash of $6,853,000 was used in financing in the first nine months of fiscal 2006 versus $1,959,000 provided in the first nine months of fiscal 2005. The change primarily represents retirement of debt in the most recent period, versus an increase in debt in the prior period to finance construction of the new facility. Additionally, the Company used $952,000 more in the current period for stock repurchases and dividends than in the prior year nine month period.

In October 2004, the Company announced a plan to repurchase up to $2,000,000 of its Common Stock with no time limit (the “2005 Buy Back”). As of May 31, 2006, the status of the 2005 Buy Back was as follows:

	Shares	Average cost	Repurchase
	repurchased	per share	cost
Prior to March 2006	119,894	$8.07	$967,000

March 2006	13,175	$8.76	115,000
April 2006	9,000	$9.83	89,000
May 2006	11,623	$9.69	113,000
Total for the quarter	33,798	$9.36	317,000

Total for the plan	153,692	8.35	$1,284,000

The cost per share includes commissions where applicable.

Summa believes that cash flows from operations and existing credit facilities will be sufficient to fund working capital requirements, planned investments and debt service for the next twelve months. In addition, funds may be generated from a limited number of sales of certain non-core assets of the Company. The Company has a strategy which includes growth by acquisition. In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed. The Company has 10,000,000 shares of common stock authorized, of which 3,885,830 shares were outstanding at May 31, 2006 and 5,000,000 shares of “blank check” preferred stock authorized, of which none was outstanding at May 31, 2006. The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

Off-Balance Sheet Arrangements

The Company’s material off-balance sheet arrangements are as follows:

Future Lease Payments. The Company leases offices and manufacturing facilities and certain equipment under non-cancelable operating leases. Future payments under these leases at May 31, 2006 are approximately as follows:

Fiscal Year	Amount
2006	$285,000
2007	$986,000
2008	$858,000
2009	$612,000
2010	$18,000
2011 and thereafter	—

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company encounters lawsuits from time to time in the ordinary course of business and, at May 31, 2006, the Company and/or its affiliates were parties to several civil lawsuits. Summa does not expect that the resolution of these lawsuits will have a material adverse impact on future results of operations or financial position.  Certain lawsuits filed against the Company from time to time contain claims not covered by insurance, or seek damages in excess of policy limits, and such claims could be filed in the future.

Item 1A. Risk Factors

As of the date of this filing, there has been no material change to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2004, the Company announced a plan to repurchase up to $2,000,000 of its Common Stock with no time limit (the “2005 Buy Back”). As of May 31, 2006, the status of the 2005 Buy Back was as follows:

	Shares	Average cost	Repurchase
	repurchased	per share	cost
Prior to March 2006	119,894	$8.07	$967,000

March 2006	13,175	$8.76	115,000
April 2006	9,000	$9.83	89,000
May 2006	11,623	$9.69	113,000
Total for the quarter	33,798	$9.36	317,000

Total for the plan	153,692	$8.35	$1,284,000

The cost per share includes commissions where applicable.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6. Exhibits

31.1         Section 302 Certification

32.1         Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 12, 2006.

Summa Industries

/s/ James R. Swartwout	/s/ Trygve M. Thoresen
James R. Swartwout	Trygve M. Thoresen
President and Chief Financial Officer	Vice President and Secretary